Form 10-Q
period 1996-03-31
US CAN CORP; UNITED STATES CAN COMPANY /DE/
filed 1996-05-15
CIK 895726, 880657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


    COMMISSION FILE NUMBER 0-21314         COMMISSION FILE NUMBER 33-43734
         U.S. CAN CORPORATION                 UNITED STATES CAN COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED  (EXACT NAME OF REGISTRANT AS SPECIFIED
           IN ITS CHARTER)                         IN ITS CHARTER)
              06-1094196                              06-1145011
 (I.R.S. EMPLOYER IDENTIFICATION NO.)    (I.R.S. EMPLOYER IDENTIFICATION NO.)

               DELAWARE                                DELAWARE
   (STATE OR OTHER JURISDICTION OF         (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)          INCORPORATION OR ORGANIZATION)

          900 COMMERCE DRIVE                      900 COMMERCE DRIVE
      OAK BROOK, ILLINOIS 60521               OAK BROOK, ILLINOIS 60521
   (ADDRESS OF PRINCIPAL EXECUTIVE         (ADDRESS OF PRINCIPAL EXECUTIVE
     OFFICES, INCLUDING ZIP CODE)            OFFICES, INCLUDING ZIP CODE)

            (708) 571-2500                          (708) 571-2500
   (REGISTRANT'S TELEPHONE NUMBER,         (REGISTRANT'S TELEPHONE NUMBER,
         INCLUDING AREA CODE)                    INCLUDING AREA CODE)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                              Yes     X         No
                                     ---             ----

(Explanatory Note: United States Can Company is not required by Section 13 or 15(d) of the Exchange Act to file such reports, but has agreed, pursuant to the Indenture under which its 13 1/2% Senior Subordinated Notes Due 2002 were issued, to file all reports required by Section 13 or 15(d) whether or not required by law.)

As of April 30, 1996, 12,895,171 shares of U.S. Can Corporation's common stock were outstanding. As of April 30, 1996, 1,000 shares of United States Can Company's common stock were outstanding.

                              U.S. CAN CORPORATION

                           UNITED STATES CAN COMPANY

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                                       Page
                                                                                     ----

Item 1.  Financial Statements (Unaudited)

         U.S. Can Corporation Condensed Consolidated Balance Sheets
         March 31, 1996 and December 31, 1995 .......................................   3

         United States Can Company Condensed Balance Sheets
         March 31, 1996 and December 31, 1995 .......................................   4

         U.S. Can Corporation Condensed Consolidated Statements of Operations
         Quarterly Periods Ended March 31, 1996 and April 2, 1995 ...................   5

         United States Can Company Condensed Statements of Operations
         Quarterly Periods Ended March 31, 1996 and April 2, 1995 ...................   6

         U.S. Can Corporation Condensed Consolidated Statements of Cash Flows
         Quarterly Periods Ended March 31, 1996 and April 2, 1995 ...................   7

         United States Can Company Condensed Statements of Cash Flows
         Quarterly Periods Ended March 31, 1996 and April 2, 1995 ...................   8

         Notes to Condensed Consolidated Financial Statements and Condensed
         Financial Statements .......................................................   9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations .................................................................  15


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................................  17

Item 6.  Exhibits and Reports on Form 8-K ...........................................  17

                      U.S. CAN CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                               ASSETS                                     MARCH 31,  DECEMBER 31,
                               ------                                      1996        1995
                                                                          ---------  ------------
CURRENT ASSETS:
   Cash and cash equivalents ........................................... $     191    $     136
   Accounts receivable, less allowances of $5,878 and $5,451 in 1996 and
     1995, respectively ................................................    64,640       51,279
   Inventories .........................................................    88,205       78,252
   Prepaid expenses and other current assets ...........................     9,495       10,786
   Prepaid income taxes ................................................     7,393        6,732
                                                                         ---------    ---------
      Total current assets ............................................. $ 169,924    $ 147,185
                                                                         ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land ................................................................ $   2,575    $   2,576
   Buildings ...........................................................    45,575       44,954
   Machinery, equipment and construction in process ....................   309,723      306,319
                                                                         ---------    ---------
                                                                         $ 357,873    $ 353,849
   Less -- Accumulated depreciation and amortization ...................  (130,685)    (123,748)
                                                                         ---------    ---------
      Total property, plant and equipment .............................. $ 227,188    $ 230,101
                                                                         ---------    ---------

MACHINERY REPAIR PARTS ................................................. $   5,217    $   5,395
INTANGIBLES ............................................................    62,135       62,301
OTHER ASSETS ...........................................................    10,238       10,454
                                                                         ---------    ---------
   Total assets ........................................................ $ 474,702    $ 455,436
                                                                         =========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt ................................ $  17,646    $  17,216
   Cash overdrafts .....................................................     5,764        5,395
   Accounts payable ....................................................    29,515       32,560
   Accrued payrolls and benefits .......................................    19,442       19,282
   Accrued insurance ...................................................     6,157        5,830
   Other current liabilities ...........................................    16,440       17,954
                                                                         ---------    ---------
     Total current liabilities ......................................... $  94,964    $  98,237
                                                                         ---------    ---------

SENIOR DEBT ............................................................ $ 144,271    $ 127,360
SUBORDINATED DEBT ......................................................   100,000      100,000
                                                                         ---------    ---------
   Total long-term debt ................................................ $ 244,271      227,360
                                                                         ---------    ---------

OTHER LONG-TERM LIABILITIES:
   Postretirement benefits .............................................    25,577       25,080
   Deferred income taxes ...............................................    20,730       19,962
   Other long-term liabilities .........................................     2,476        2,970
                                                                         ---------    ---------
     Total other long-term liabilities ................................. $  48,783    $  48,012
                                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 10,000,000 shares authorized,
     none issued or outstanding ........................................ $      --    $      --
   Common stock, $.01 par value; 50,000,000 shares authorized,
     12,902,111 shares issued in 1996 and 1995 ...........................     129          129
   Paid-in capital .....................................................   104,042      103,913
   Unearned restricted stock ...........................................    (1,941)      (2,052)
   Treasury common stock, at cost; 6,989 and 37,908 shares in 1996
     and 1995, respectively ............................................       (32)        (319)
   Retained deficit ....................................................   (15,514)     (19,844)
                                                                         ---------    ---------
     Total stockholders' equity ........................................ $  86,684    $  81,827
                                                                         ---------    ---------
     Total liabilities and stockholders' equity ........................ $ 474,702    $ 455,436
                                                                         =========    =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                           UNITED STATES CAN COMPANY
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)



                                 ASSETS                                    MARCH 31,     DECEMBER 31,
                                 ------                                      1996            1995
                                                                           ---------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ......................................      $      191       $      136
  Accounts receivable, less allowances of $5,878 and $5,451
   in 1996 and 1995, respectively ................................          64,640           51,279
  Inventories ....................................................          88,205           78,252
  Prepaid expenses and other current assets ......................           9,495           10,125
  Prepaid income taxes ...........................................           6,096            6,096
                                                                        ----------       ----------
    Total current assets .........................................      $  168,627       $  145,888
                                                                        ----------       ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land ...........................................................      $    2,575       $    2,576
  Buildings ......................................................          45,575           44,954
  Machinery, equipment and construction in process ...............         309,723          306,319
                                                                        ----------       ----------
                                                                        $  357,873       $  353,849
  Less -- Accumulated depreciation and amortization ..............        (130,685)        (123,748)
                                                                        ----------       ----------
    Total property, plant and equipment ..........................      $  227,188       $  230,101
                                                                        ----------       ----------

MACHINERY REPAIR PARTS ...........................................      $    5,217       $    5,395
LONG-TERM RECEIVABLE FROM PARENT .................................           1,047            1,472
INTANGIBLES ......................................................          62,135           62,301
OTHER ASSETS .....................................................          10,238           10,454
                                                                        ----------       ----------
  Total assets ...................................................      $  474,452       $  455,611
                                                                        ==========       ==========

          LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt ...........................      $   17,646       $   17,216
  Cash overdrafts ................................................           5,764            5,395
  Accounts payable ...............................................          29,515           32,560
  Payable to Parent ..............................................           1,159            1,057
  Accrued payrolls and benefits ..................................          19,442           19,282
  Accrued insurance ..............................................           6,157            5,830
  Other current liabilities ......................................          16,440           17,954
                                                                        ----------       ----------
    Total current liabilities ....................................      $   96,123       $   99,294
                                                                        ----------       ----------

SENIOR DEBT ......................................................      $  144,271       $  127,360
SUBORDINATED DEBT ................................................         100,000          100,000
                                                                        ----------       ----------
  Total long-term debt ...........................................      $  244,271          227,360
                                                                        ----------       ----------

OTHER LONG-TERM LIABILITIES:
  Postretirement benefits ........................................          25,577           25,080
  Deferred income taxes ..........................................          21,469           20,701
  Other long-term liabilities ....................................           2,476            2,970
                                                                        ----------       ----------
    Total other long-term liabilities ............................      $   49,522       $   48,751
                                                                        ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, 1,000 shares authorized, issued and outstanding ..      $        1                1
  Paid-in capital ................................................          94,300       $   94,300
  Retained deficit ...............................................          (9,765)         (14,095)
                                                                        ----------       ----------
   Total stockholder's equity ....................................          84,536           80,206
                                                                        ----------       ----------
    Total liabilities and stockholder's equity ...................      $  474,452       $  455,611
                                                                        ==========       ==========




The accompanying Notes to Condensed Financial Statements are an integral part of these balance sheets.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)



                                                                                QUARTERLY PERIOD ENDED
                                                                            -----------------------------
                                                                              MARCH 31,       APRIL 2,
                                                                               1996             1995
                                                                            -----------      ---------
NET SALES ................................................................   $ 163,611       $ 154,061

COST OF SALES ............................................................     142,129         132,212
                                                                             ---------       ---------

  Gross income ...........................................................   $  21,482       $  21,849

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .............................       6,850           6,591
                                                                             ---------       ---------

  Operating income .......................................................   $  14,632       $  15,258
                                                                             ---------       ---------

INTEREST EXPENSE ON BORROWINGS ...........................................   $   6,186       $   5,802

AMORTIZATION OF DEFERRED FINANCING COSTS .................................         426             357

CONSOLIDATION EXPENSE ....................................................          --              82

OTHER EXPENSE ............................................................         492             271
                                                                             ---------       ---------

  Income before income taxes .............................................   $   7,528       $   8,746

PROVISION FOR INCOME TAXES ...............................................      (3,198)         (3,624)
                                                                             ---------       ---------

NET INCOME ...............................................................   $   4,330       $   5,122
                                                                             =========       =========

PER SHARE DATA:

      Net income .........................................................   $    0.33       $    0.40
                                                                             =========       =========

      Weighted average shares and equivalent shares outstanding (000's) ..      13,005          12,864
                                                                             =========       =========





The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           UNITED STATES CAN COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (000'S OMITTED)




                                                       QUARTERLY PERIOD ENDED
                                                  -----------------------------
                                                    MARCH 31,        APRIL 2,
                                                      1996             1995
                                                  -----------        ----------
 NET SALES .....................................   $ 163,611         $ 154,061

 COST OF SALES .................................     142,129           132,212
                                                   ---------         ---------

  Gross income .................................   $  21,482         $  21,849

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..       6,850             6,591
                                                   ---------         ---------

  Operating income .............................   $  14,632         $  15,258
                                                   ---------         ---------

 INTEREST EXPENSE ON BORROWINGS ................   $   6,186         $   5,802

 AMORTIZATION OF DEFERRED FINANCING COSTS ......         426               357

 CONSOLIDATION EXPENSE .........................          --                82

 OTHER EXPENSE .................................         492               271
                                                   ---------         ---------

  Income before income taxes ...................   $   7,528         $   8,746
 PROVISION FOR INCOME TAXES ....................      (3,198)           (3,624)
                                                   ---------         ---------

 NET INCOME ....................................   $   4,330         $   5,122
                                                   =========         =========





The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                    QUARTERLY PERIOD ENDED
                                                                    ----------------------
                                                                     MARCH 31,    APRIL 2,
                                                                      1996         1995
                                                                    ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................      $  4,330      $  5,122
  Adjustments to reconcile net income to net cash provided by operating activities--
    Depreciation and amortization ...........................         7,957         6,764
    Plant consolidation costs paid ..........................            --        (1,181)
    Consolidation expense ...................................            --            82
    Deferred income taxes ...................................           768           870
  Change in operating assets and liabilities--
    Accounts receivable .....................................       (13,361)       (6,579)
    Inventories .............................................        (9,953)        4,499
    Accounts payable ........................................        (3,045)      (18,784)
    Accrued payrolls and benefits, insurance and other ......          (790)       (2,436)
    Postretirement benefits .................................           455           214
    Other, net ..............................................           107           426
                                                                   --------      --------
      Net cash used in operating activities .................      $(13,532)      (11,003)
                                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................................        (4,281)     $ (9,938)
  Acquisition of businesses, net of cash acquired ...........            --       (15,884)
  Machinery repair parts usage (purchases), net .............           178           (25)
                                                                   --------      --------
    Net cash used in investing activities ...................      $ (4,103)     $(25,847)
                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit and
    changes in cash overdrafts ..............................        18,219        43,904
  Borrowings of other long-term debt, including capital lease
    obligations .............................................         1,976            --
  Payments of other long-term debt, including capital lease
    obligations .............................................        (2,485)       (6,667)
  Payments of debt refinancing costs ........................           (11)         (166)
  Payments of common stock issuance costs ...................            --           (22)
  Purchase of treasury stock, net ...........................            (9)            6
                                                                   --------      --------
     Net cash provided by financing activities ..............      $ 17,690      $ 37,055
                                                                   --------      --------
INCREASE IN CASH AND CASH EQUIVALENTS .......................      $     55      $    205
CASH AND CASH EQUIVALENTS, beginning of period ..............           136           123
                                                                   --------      --------
CASH AND CASH EQUIVALENTS, end of period ....................      $    191      $    328
                                                                   ========      ========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           UNITED STATES CAN COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)


                                                               QUARTERLY PERIOD ENDED
                                                             ---------------------------
                                                              MARCH 31,         APRIL 2,
                                                                1996              1995
                                                             ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................   $  4,330          $   5,122
  Adjustments to reconcile net income to net cash
     provided by operating activities--
     Depreciation and amortization .......................      7,957              6,764
     Plant consolidation costs paid ......................         --             (1,181)
     Consolidation expense ...............................         --                 82
     Deferred income taxes ...............................        768                870
  Change in operating assets and liabilities--
     Accounts receivable .................................    (13,361)            (6,579)
     Inventories .........................................     (9,953)             4,499
     Accounts payable ....................................     (3,045)           (18,784)
     Accrued payrolls and benefits, insurance and other ..       (790)            (2,436)
     Postretirement benefits .............................        455                214
     Other, net ..........................................        107                426
                                                             --------          ---------
  Net cash used in operating activities ..................   $(13,532)         $ (11,003)
                                                             --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................   $ (4,281)         $  (9,938)
  Acquisition of businesses, net of cash acquired ........         --            (15,884)
  Machinery repair parts usage (purchases), net ..........        178                (25)
                                                             --------          ---------
     Net cash used in investing activities ...............   $ (4,103)         $ (25,847)
                                                             --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit and
     changes in cash overdrafts ..........................   $ 18,219          $  43,904
  Changes in receivable from/payable to Parent ...........         (9)               (16)
  Borrowings of other long-term debt, including capital
     lease obligations ...................................      1,976                 --
  Payments of other long-term debt, including capital
     lease obligations ...................................     (2,485)            (6,667)
  Payments of debt refinancing costs .....................        (11)              (166)
                                                             --------          ---------
     Net cash provided by financing activities ...........   $ 17,690          $  37,055
                                                             --------          ---------
INCREASE IN CASH AND CASH EQUIVALENTS ....................   $     55          $     205
CASH AND CASH EQUIVALENTS, beginning of period ...........        136                123
                                                             --------          ---------
CASH AND CASH EQUIVALENTS, end of period .................   $    191          $     328
                                                             ========          =========





The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                           UNITED STATES CAN COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

(1)  PRINCIPLES OF REPORTING

     The condensed consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation") and its wholly owned subsidiary, United States Can Company ("U.S. Can"), and the condensed financial statements include only the accounts of U.S. Can. The consolidated group is hereinafter referred to as the Company. These financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements, which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, have not been audited by independent public accountants. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's and U.S. Can's Joint Annual Report on Form 10-K/A-1 for the year ended December 31, 1995.

     Quarterly accounting periods are based upon two four-week periods and one five-week period. Management believes that this technique provides a more consistent view of accounting data resulting in greater comparability than the calendar month basis would provide.


(2)  ACQUISITIONS

     In early 1995, the Company completed its acquisition of the stock of Metal Litho International, Inc. and the portion of a related partnership not previously owned by MLI (collectively, "MLI") for approximately $10.1 million in cash, plus the assumption of approximately $4.2 million of debt. The former MLI plant, located in Trenton, New Jersey, is a full service metal decorating facility, providing coil shearing and tin plate coating and printing. In March 1995, the Company completed its acquisition of the stock of Plastite Corporation ("Plastite") for approximately $7.3 million, plus future contingent payments of approximately $2.5 million. The former Plastite plant, located in Morrow, Georgia, is the nation's largest manufacturer of plastic paint cans, and also manufactures plastic pails in two sizes.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                           UNITED STATES CAN COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                  (UNAUDITED)

     In April 1995, the Company completed an acquisition of certain assets of Prospect Industries Corporation ("Prospect") for approximately $8.8 million. The acquired assets, located in North Brunswick, New Jersey, are used to manufacture metal pails for the chemical and coatings industries. U.S. Can's North Brunswick operation includes coil cutting, coating and lithography, as well as manufacturing of tops and bottoms. In May 1995, the Company completed an acquisition of the stock of Hunter Container Corporation ("Hunter") for approximately $4.0 million, plus the assumption of $2.5 million of debt. The former Hunter facility, located in Vernalis, California, manufactures a broad line of proprietary and specialty metal containers.

     Each business acquisition was accounted for as a purchase for financial reporting purposes. Accordingly, certain recorded assets and liabilities of the acquired companies were revalued at estimated fair values as of the acquisition date. Such revaluation adjustments, all made pursuant to the purchase method of accounting, resulted in increased amortization and depreciation in periods following the acquisition. Management has used its best judgment and available information in estimating the fair value of those assets and liabilities. Any changes to these estimates are not expected to be material.

     The operating results of each acquired business are included in the consolidated statement of operations from the date of acquisition. Amortization of any excess purchase price over the estimated fair value of the net assets acquired is made over a period of forty years.

     In February 1996, the Company announced its intention to establish a paint can and general line manufacturing plant in the Dallas, Texas area. This decision followed the Company's agreement with Sherwin-Williams on the material terms of a long-term container purchase agreement. This Texas facility will initially produce gallon round paint cans for the coatings industry. In the future, if circumstances warrant, the Company may expand this facility to include steel pails, plastic pails and/or other general line containers.

(3)  INVENTORIES

     Inventories are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventory costs include elements of material, labor and factory overhead. Current (first-in, first-out) cost of inventories was lower than inventories valued at LIFO by approximately $331,000 at March 31, 1996. At December 31, 1995, the current cost of inventories was approximately $150,000 higher than inventories valued at LIFO. The Company's gross income margin continues to be sufficient to absorb the

                      U.S. CAN CORPORATION AND SUBSIDIARY
                           UNITED STATES CAN COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                  (UNAUDITED)

higher-than-current-cost carrying value of its inventories. Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):


                                                MARCH 31,      DECEMBER 31,
                                                  1996             1995
                                                ---------      ------------
Raw materials ...........................       $  20,510      $  21,066
Work in process .........................          44,338         34,138
Finished goods ..........................          19,766         19,549
Machine shop inventory ..................           3,591          3,499
                                                ---------      ---------
                                                $  88,205      $  78,252
                                                =========      =========

(4)  REVOLVING CREDIT AGREEMENT

     On April 29, 1994, U. S. Can entered into a four-year credit agreement (the "Credit Agreement") with a group of banks providing a $130 million line of credit consisting of a $95 million revolving credit line (the "Revolving Credit Facility") and a $35 million term loan (the "Term Loan"). As of March 31, 1996, $5,250,000 of the Term Loan had been repaid under the terms of the Credit Agreement. Funds available under the Credit Agreement are used for working capital and other general corporate purposes, including acquisitions. The loans outstanding under the Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate per annum (currently 8.25%), or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus 1.125% per annum, for specified interest periods (selected by U.S. Can) of one, two, three or six months. The "Base Rate" is the higher of: (i) the Federal Funds rate plus 1/2 of 1% per annum or (ii) the rate of interest publicly announced from time to time by Bank of America Illinois, Chicago, Illinois as its "reference rate." For letters of credit issued under the Credit Agreement, U.S. Can pays fees equal to: (a) the applicable Eurodollar Margin, currently 1.125% per annum, multiplied by the aggregate face amount outstanding on each such letter of credit and (b) an amount payable to the issuing bank equal to 0.2% per annum of the aggregate face amount outstanding on each such letter of credit, both of which are payable quarterly in arrears. Currently, U.S. Can is required to pay a commitment fee of 0.375% per annum of the average daily unused portion of each lender's commitment under the Credit Agreement.

     The Credit Agreement is secured by the accounts receivable and inventory of U.S. Can. The Term Loan is also secured by a mortgage on U.S. Can's Elgin, Illinois facility and certain equipment located at the Elgin facility. As of March 31, 1996, borrowings under the Credit Agreement totaled $107.1 million, an additional $11.7 million in letters of credit had been issued pursuant thereto, and $6.0 million of unused credit

                      U.S. CAN CORPORATION AND SUBSIDIARY
                           UNITED STATES CAN COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                  (UNAUDITED)

remained available thereunder. In early April 1996, the lenders under the Credit Agreement provided U.S. Can a temporary $10 million increase in the Revolving Credit Facility due to seasonal inventory requirements. In late April 1996, these lenders provided U.S. Can an additional temporary $20 million increase in the Revolving Credit Facility due to the acquisition of certain assets from Alltrista Corporation ("Alltrista"). For a discussion of the Alltrista acquisition, see Note (7) of these Notes.

     The terms of the Credit Agreement impose restrictions that affect, among other things, U.S. Can's ability to (i) incur additional indebtedness, (ii) create liens on assets, (iii) sell assets, (iv) engage in mergers, acquisitions or consolidations, (v) make investments, (vi) pay dividends or make distributions and (vii) engage in certain transactions with affiliates and subsidiaries. The Credit Agreement also requires U.S. Can to comply with certain financial ratios and tests.

     Under and pursuant to the Credit Agreement, U.S. Can may pay cash dividends on account of any shares of any class of capital stock of U.S. Can (or on any warrants, options or rights with respect thereto) in an amount not to exceed 25% of Net Income (as defined in the Credit Agreement) in any given fiscal year, but in any event not more than 25% of consolidated cumulative Net Income attributable to the period commencing subsequent to April 29, 1994, and ending on the date of such proposed cash dividends; provided that either: (i) the Term Loan has been indefeasibly paid in full in cash or (ii) the Leverage Ratio (as defined in the Credit Agreement) as of the last day of the last fiscal quarter of such fiscal year does not exceed 3.50 to 1.00; and, provided further, that no Default or Event of Default (as defined in the Credit Agreement) exists immediately prior to any such cash dividend or would result therefrom. Notwithstanding the foregoing, in no event may U.S. Can pay such cash dividends prior to the later to occur of (a) April 29, 1995, and (b) the delivery of the annual audited consolidated financial statements to the banks for the fiscal year ended in which either of the conditions contained in clauses (i) or (ii) above has been satisfied. Because amounts remain outstanding under the Term Loan, the Credit Agreement currently prohibits U.S. Can from paying cash dividends.

     The Credit Agreement also contains subjective covenants providing that U.S. Can would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of U.S. Can. Management is not aware of, nor does it anticipate, any facts, events or occurrences which could reasonably be expected to have a material adverse effect on the operations of U.S. Can that would cause the lenders to demand repayment of the amounts borrowed under the Senior Credit Agreement prior to April 29, 1998. Accordingly, the borrowings thereunder have been classified as long-term debt in the accompanying balance sheets.

     U.S. Can was in compliance with all terms and restrictive covenants of the Credit Agreement and its other long-term debt agreements as of March 31, 1996.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                           UNITED STATES CAN COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                  (UNAUDITED)



(5)  SUPPLEMENTAL CASH FLOW INFORMATION

     U.S. Can paid interest on borrowings of $9,374,000 and $9,097,000 for the quarterly periods ended March 31, 1996 and April 2, 1995, respectively.

     The Corporation and U.S. Can paid approximately $15,000 and $602,000 of income taxes for the quarterly periods ended March 31, 1996 and April 2, 1995, respectively.

     During the quarterly periods ended March 31, 1996 and April 2, 1995, the Corporation issued common stock valued at approximately $425,000 and $250,000, respectively, into certain of its employee benefit plans.

(6)  LEGAL PROCEEDINGS

     On February 28, 1995, Continental Holdings Inc. ("CHI"), an affiliate of Peter Kiewit Sons', Inc. ("Kiewit"), filed a Complaint against U.S. Can and others in the United States District Court of the State of New Jersey, asserting claims based upon alleged indemnity obligations of U.S. Can to Kiewit, as successor in interest to Continental Can Company, USA, Inc. ("CCC"), arising from the 1987 acquisition by U.S. Can of the general packaging business of CCC. These alleged indemnity obligations relate to environmental liabilities, reimbursable insurance deductibles and reinsurance amounts, and certain personal injury claims and employment discrimination claims. The Complaint includes counts for breach of contract, declaratory judgment, indemnification and contribution, CERCLA remedies, state environmental law remedies and unjust enrichment. CHI seeks unspecified compensatory damages, consequential and incidental damages, interest, attorneys' fees and costs of litigation, equitable relief, environmental response costs, and restitution.
No aggregate dollar amount of damages is specified in the Complaint. However, in an initial discovery disclosure served on U.S. Can, CHI alleged that its damages to the date of such disclosure were approximately $4.4 million. U.S. Can has filed an Answer to the Complaint, asserted affirmative defenses and made counterclaims against CHI seeking reimbursement for expenses and accruals relating to postretirement medical and life insurance benefits for former employees of CCC, and expenses incurred as a result of CCC's breach of its contractual indemnification obligations to U.S. Can. The case has been transferred to the United States District Court for the Northern District of Illinois. U.S. Can believes it has meritorious defenses to all of CHI's claims.

     The National Labor Relations Board has issued a decision finding the Company in violation of certain sections of the National Labor Relations Act as a result of the Company's closure of certain facilities in 1991 and failure to offer inter-plant job opportunities to affected employees. Management does not believe that the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                           UNITED STATES CAN COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                  (UNAUDITED)

     The Company understands that the groundwater in San Leandro, California is contaminated at shallow and intermediate depths, and that the area of concern partially extends to the groundwater below a facility formerly owned by the Company. In late April 1996, the California Department of Toxic Substances Control ("CDTSC") issued to certain of the past and present owners of this facility, including U.S. Can, an order directing such owners to conduct remediation activities at this site. Although there can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order, extensive environmental testing has been performed at this facility and management does not believe that substantial remediation activities at this facility are justified. Management is evaluating the CDTSC order to formulate an appropriate response. The San Leandro facility was closed in 1989 and was sold, except for a related parcel of land, in 1994. The remaining parcel was sold in 1995. In connection with the sale, the Company agreed to indemnify the purchaser against any environmental claims related to the Company's ownership of the property.

     The Company is involved in various other environmental and legal actions and administrative proceedings. Management is of the opinion that their outcome will not have a material effect on the Company's financial position or results of operations.



(7)  RECENT DEVELOPMENTS

     On April 29, 1996, U.S. Can acquired from Alltrista substantially all of the machinery, equipment and coatings and inks inventory, as well as certain proprietary technology used in, Alltrista Metal Services ("AMS"), a division of Alltrista (collectively referred to hereinafter as the "Assets"), and assumed a liability of approximately $0.5 million. The Assets were purchased for approximately $9.6 million. U.S. Can has also agreed to purchase the Chicago, Illinois; Baltimore, Maryland; and Trussville, Alabama real property and buildings formerly used in AMS's business for approximately $4.8 million, subject to satisfaction of certain conditions relating to title, survey and environmental matters. AMS was engaged in the business of metal cutting and decorating, as well as the manufacture, sale and licensure of certain proprietary products. U.S. Can intends to operate the acquired plants with the existing workforce while evaluating its facilities' alignment and integration of the additional business into U.S. Can.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following narrative discusses the results of operations, liquidity and capital resources for the Corporation and U.S. Can on a consolidated basis.
The consolidated group is referred to herein as the Company. The Corporation's only business interest is in its ownership of U.S. Can's common stock. Operating results for the Company and U.S. Can are identical. This section should be read in conjunction with the Corporation's and U.S. Can's Joint Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1995.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

RESULTS OF OPERATIONS

QUARTERLY PERIOD ENDED MARCH 31, 1996 VS. QUARTERLY PERIOD ENDED APRIL 2, 1995

Net Sales

     Net sales for the quarterly period ended March 31, 1996 totaled $163.6 million, an increase of 6.2% over the corresponding period in 1995. Acquisitions completed in 1995 were the primary factor contributing to the
sales growth.   U.S. Can has realized additional sales as a result of the 1995 acquisitions of the stock of MLI, Plastite and Hunter, and of certain assets of Prospect. Increased unit volumes in aerosol containers and custom and specialty products, as well as increased revenue from Metal Services, also contributed to the sales growth.

Gross Income

     Gross income of $21.5 million for the first quarter of 1996 was $0.4 million, or 1.7%, lower than gross income for the first quarter of 1995. Gross margin declined to 13.1% of net sales in the first quarter of 1996 from 14.2% of net sales in the first quarter of 1995. The Company made a significant advance purchase of steel in late 1994 and, as a result, the Company did not feel the full impact of the 1995 steel price increase in the first quarter of 1995. The cost savings in 1995 realized from this advance purchase of steel and increased sales in 1996 in lower margin products contributed to the decrease in gross income and margin.

Operating Income

     The Company's operating income of $14.6 million for the first quarter of 1996 was $0.7 million, or 4.1%, lower than operating income for the first quarter of 1995. Operating income as a percent of net sales was 8.9% for the first quarter of 1996 as compared to 9.9% for the first quarter of 1995. The decrease was attributable to lower gross income in 1996, as discussed above, in addition to a slight increase in selling, general and administrative expenses period to period. However, these expenses as a percent of net sales decreased from 4.3% of net sales in the first quarter of 1995 to 4.2% of net sales in the first quarter of 1996.

Interest and Other Expenses

     Interest expense on borrowings increased by approximately $384,000 in the first quarter of 1996 as compared to the first quarter of 1995. The increase is a result of increased borrowing, primarily to finance the Company's 1995 acquisitions. Amortization of deferred financing costs and other expense increased in the first quarter of 1996 by $290,000 as compared to the first quarter of 1995. The increase is primarily a result of new borrowings and goodwill amortization related to the 1995 acquisitions.

Net Income

     Due to the factors discussed above, net income in the first quarter of 1996 was $4.3 million, compared to $5.1 million in the first quarter of 1995. Primary earnings per share were $0.33 in the first quarter of 1996 on a slightly higher number of shares outstanding, compared to $0.40 in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements for operations, acquisitions and capital expenditures during the quarterly period ended March 31, 1996 were financed by internally generated cash flows and borrowings under the Revolving Credit Facility. The Revolving Credit Facility is provided to U.S. Can under the Credit Agreement. For a more detailed discussion of the Credit Agreement, see Note (4) of the unaudited Notes to Condensed Consolidated Financial Statements and Condensed Financial Statements.

     In early April 1996, the lenders under the Credit Agreement provided U.S. Can a temporary $10 million increase in the Revolving Credit Facility due to seasonal inventory requirements. In late April 1996, these lenders provided U.S. Can an additional temporary $20 million increase in the Revolving Credit Facility due to the acquisition of certain assets from Alltrista. The Revolving Credit Facility will be automatically reduced by $10 million on September 30, 1996, and by $20 million on December 31, 1996. The Company is exploring a number of financing alternatives due to the scheduled reductions in availability under the Revolving Credit Facility.

     In April 1996, U.S. Can completed the acquisition of certain assets from Alltrista for a purchase price of approximately $14.9 million. The cash portion of the purchase price was funded by the Revolving Credit Facility. For a more detailed discussion of this acquisition, see Note (7) of the unaudited Notes to Condensed Consolidated Financial Statements and Condensed Financial Statements.

     Under the terms of the Credit Agreement, $7,000,000 of the term loan had been repaid as of April 30, 1996. As of March 31, 1996, U.S. Can had borrowings of $107.1 million outstanding under the Credit Agreement, $11.7 million in letters of credit had been issued pursuant thereto, and $6.0 million of unused credit remained available thereunder. As of May 9, 1996, U.S. Can had borrowings of $121.9 million outstanding under the Credit Agreement, $11.7 million in letters of credit had been issued pursuant thereto, and $19.4 million of unused credit remained available thereunder (including the two temporary increases to the Revolving Credit Facility). As of March 31, 1996, U.S. Can was in compliance with all restrictive covenants of the Credit Agreement and its other long-term debt agreements.

     Management believes that cash flow from operations, amounts available under the Revolving Credit Facility and proceeds from equipment financings should provide sufficient funds to meet short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. The Company would expect to finance acquisitions and investments through some combination of cash, stock and/or debt.

     "SAFE HARBOR" statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this Joint Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, market conditions, competition, raw material costs, environmental laws and regulations, and other risks indicated in the Company's other filings with the Securities and Exchange Commission.

                                   PART II
                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a discussion of the San Leandro, California remediation order, see Note (6) of the unaudited Notes to Condensed Consolidated Financial Statements and Condensed Financial Statements contained in Item 1 of Part I of this report (which is incorporated herein in its entirety by this reference).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                                      Incorporation
Exhibit                                                                               by Reference
 Number  Description of Document                                                      (if applicable)
- -------  -----------------------                                                      ---------------
    3.1  Restated Certificate of Incorporation of U.S. Can Corporation                      * 4.3

    3.2  Restated Certificate of Incorporation of United States Can Company                 @ 3.1

    3.3  By-Laws of U.S. Can Corporation                                                    & 4.1

    3.4  By-Laws of United States Can Company                                               X 3.3

    4.1  Amendment No. 5 to Credit Agreement, dated April 1, 1996

    4.2  Amendment No. 6 to Credit Agreement, dated April 26, 1996

   27.1  Financial Data Schedule

- ----------------------


   * Previously filed with Registration Statement on Form S-3 of the Corporation, filed on June 1, 1994 (Registration No. 33-79556).

   @ Previously filed with Form 10-K Annual Report of U.S. Can for the fiscal year ended December 31, 1992.

   & Previously filed with Registration Statement on Form S-8 of the Corporation, filed on March 23, 1994 (Registration No. 33-76742).

   X Previously filed with Registration Statement on Form S-1 of U.S. Can, filed on November 1, 1991 (Registration No. 33-43734).

(b) Neither U.S. Can Corporation nor United States Can Company filed any reports on Form 8-K during the quarterly period ended March 31, 1996.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   U.S. CAN CORPORATION




Date: May 15, 1996                 By:    /s/ Timothy W. Stonich
                                      ------------------------------------------
                                         Timothy W. Stonich
                                         Executive Vice President--Finance,
                                           Chief Financial Officer and Secretary






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.






Date: May 15, 1996                        /s/ Timothy W. Stonich
                                      ------------------------------------------
                                         Timothy W. Stonich
                                         Executive Vice President--Finance,
                                           Chief Financial Officer and Secretary

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNITED STATES CAN COMPANY




Date: May 15, 1996                    By:    /s/ Timothy W. Stonich
                                         ------------------------------------
                                         Timothy W. Stonich
                                         Executive Vice President--Finance,
                                           Chief Financial Officer and Secretary






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.






Date: May 15, 1996                           /s/ Timothy W. Stonich
                                         ---------------------------------------
                                         Timothy W. Stonich
                                         Executive Vice President--Finance,
                                           Chief Financial Officer and Secretary

                                 EXHIBIT INDEX



Exhibit                                                               Sequential
 Number  Description of Exhibit                                      Page Number
- -------  ----------------------                                      -----------
 4.1     Amendment No. 5 to Credit Agreement, dated April 1, 1996

 4.2     Amendment No. 6 to Credit Agreement, dated April 26, 1996

 27.1    Financial Data Schedule