Form 10-Q
period 1996-06-30
US CAN CORP; UNITED STATES CAN COMPANY /DE/
filed 1996-08-13
CIK 895726, 880657

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


   COMMISSION FILE NUMBER 0-21314             COMMISSION FILE NUMBER 33-43734
      U.S. CAN CORPORATION                        UNITED STATES CAN COMPANY
   (Exact name of registrant                      (Exact name of registrant
   as specified in its charter)                  as specified in its charter)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS.     YES /X/     NO / /

(EXPLANATORY NOTE: UNITED STATES CAN COMPANY (A WHOLLY OWNED SUBSIDIARY OF U.S. CAN CORPORATION) IS NOT REQUIRED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT TO FILE SUCH REPORTS, BUT HAS AGREED, PURSUANT TO THE INDENTURE UNDER WHICH ITS
13 1/2% SENIOR SUBORDINATED NOTES DUE 2002 WERE ISSUED, TO FILE ALL REPORTS REQUIRED BY SECTION 13 OR 15(D) WHETHER OR NOT REQUIRED BY LAW.)

AS OF JULY 31, 1996, 12,927,072 SHARES OF U.S. CAN CORPORATION'S COMMON STOCK WERE OUTSTANDING. AS OF JULY 31, 1996, 1,000 SHARES OF UNITED STATES CAN COMPANY'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                              U.S. CAN CORPORATION
                           UNITED STATES CAN COMPANY

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           U.S. Can Corporation Condensed Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995.........................................     3
           United States Can Company Condensed Balance Sheets
           June 30, 1996 and December 31, 1995.........................................     4
           U.S. Can Corporation Condensed Consolidated Statements of Operations
           Quarterly Periods Ended June 30, 1996 and July 2, 1995......................     5
           United States Can Company Condensed Statements of Operations
           Quarterly Periods Ended June 30, 1996 and July 2, 1995......................     6
           U.S. Can Corporation Condensed Consolidated Statements of Cash Flows
           Quarterly Periods Ended June 30, 1996 and July 2, 1995......................     7
           United States Can Company Condensed Statements of Cash Flows
           Quarterly Periods Ended June 30, 1996 and July 2, 1995......................     8
           Notes to Condensed Consolidated Financial Statements and Condensed
           Financial Statements........................................................     9
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations...............................................................    14

           OTHER INFORMATION
PART II
Item 1.    Legal Proceedings...........................................................    18

Item 4.    Submission of Matters to a Vote of Security Holders.........................    18

Item 6.    Exhibits and Reports on Form 8-K............................................    18


                      U.S. CAN CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                               JUNE 30,     DECEMBER 31,
                                                                                 1996           1995
                                                                               ---------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................................   $     740     $      136
  Accounts receivable, less allowances of $6,649 and $5,451 in 1996 and
    1995, respectively......................................................      74,976         51,279
  Inventories...............................................................      86,864         78,252
  Prepaid expenses and other current assets.................................      10,975         10,786
  Prepaid income taxes......................................................       5,027          6,732
                                                                               ---------      ---------
      Total current assets..................................................   $ 178,582     $  147,185
                                                                               ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................................       2,586          2,576
  Buildings.................................................................      50,397         44,954
  Machinery, equipment and construction in process..........................     328,262        306,319
                                                                               ---------      ---------
                                                                               $ 381,245     $  353,849
  Less -- Accumulated depreciation and amortization.........................    (137,456)      (123,748)
                                                                               ---------      ---------
      Total property, plant and equipment...................................   $ 243,789     $  230,101
                                                                               ---------      ---------
MACHINERY REPAIR PARTS......................................................   $   5,264     $    5,395
INTANGIBLES.................................................................      66,353         62,301
OTHER ASSETS................................................................      10,539         10,454
                                                                               ---------      ---------
      Total assets..........................................................   $ 504,527     $  455,436
                                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................................   $  17,484     $   17,216
  Cash overdrafts...........................................................       6,134          5,395
  Accounts payable..........................................................      35,212         32,560
  Accrued payrolls and benefits.............................................      19,730         19,282
  Accrued insurance.........................................................       5,787          5,830
  Other current liabilities.................................................      22,414         17,954
                                                                               ---------      ---------
      Total current liabilities.............................................   $ 106,761     $   98,237
                                                                               ---------      ---------
SENIOR DEBT.................................................................   $ 158,041     $  127,360
SUBORDINATED DEBT...........................................................     100,000        100,000
                                                                               ---------      ---------
      Total long-term debt..................................................   $ 258,041     $  227,360
                                                                               ---------      ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits...................................................   $  25,519     $   25,080
  Deferred income taxes.....................................................      20,288         19,962
  Other long-term liabilities...............................................       2,110          2,970
                                                                               ---------      ---------
      Total other long-term liabilities.....................................   $  47,917     $   48,012
                                                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
    or outstanding..........................................................   $      --     $       --
  Common stock, $.01 par value; 50,000,000 shares authorized 12,934,315 and
    12,902,111 shares issued in 1996........................................         129            129
  Paid-in capital...........................................................     104,098        103,913
  Unearned restricted stock.................................................      (1,831)        (2,052)
  Treasury common stock, at cost; 13,976 and 37,908 shares in 1996 and 1995,
    respectively............................................................        (151)          (319)
  Retained deficit..........................................................     (10,437)       (19,844)
                                                                               ---------      ---------
      Total stockholders' equity............................................   $  91,808     $   81,827
                                                                               ---------      ---------
         Total liabilities and stockholders' equity.........................   $ 504,527     $  455,436
                                                                               =========      =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these balance sheets.

                           UNITED STATES CAN COMPANY

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                            JUNE 30,     DECEMBER 31,
                                                                              1996           1995
                                                                            ---------    ------------
                                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents............................................   $     740     $      136
    Accounts receivable, less allowances of $6,649 and $5,451 in 1996 and
      1995, respectively.................................................      74,976         51,279
    Inventories..........................................................      86,864         78,252
    Prepaid expenses and other current assets............................      10,975         10,125
    Prepaid income taxes.................................................       3,730          6,096
                                                                            ----------    ----------
         Total current assets............................................   $ 177,285     $  145,888
                                                                            ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
    Land.................................................................       2,586          2,576
    Buildings............................................................      50,397         44,954
    Machinery, equipment and construction in process.....................     328,262        306,319
                                                                            ----------    ----------
                                                                            $ 381,245     $  353,849
    Less -- Accumulated depreciation and amortization....................    (137,456)      (123,748)
                                                                            ----------    ----------
         Total property, plant and equipment.............................   $ 243,789     $  230,101
                                                                            ----------    ----------
MACHINERY REPAIR PARTS...................................................   $   5,264     $    5,395
LONG-TERM RECEIVABLE FROM PARENT.........................................       1,047          1,472
INTANGIBLES..............................................................      66,353         62,301
OTHER ASSETS.............................................................      10,539         10,454
                                                                            ----------    ----------
    Total assets.........................................................   $ 504,277     $  455,611
                                                                            ==========    ==========
                  LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt.................................   $  17,484     $   17,216
    Cash overdrafts......................................................       6,134          5,395
    Accounts payable.....................................................      35,212         32,560
    Payable to Parent....................................................       1,206          1,057
    Accrued payrolls and benefits........................................      19,730         19,282
    Accrued insurance....................................................       5,787          5,830
    Other current liabilities............................................      22,414         17,954
                                                                            ----------    ----------
         Total current liabilities.......................................   $ 107,967     $   99,294
                                                                            ----------    ----------
SENIOR DEBT..............................................................   $ 158,041     $  127,360
SUBORDINATED DEBT........................................................     100,000        100,000
                                                                            ----------    ----------
    Total long-term debt.................................................   $ 258,041     $  227,360
                                                                            ----------    ----------
OTHER LONG-TERM LIABILITIES:
    Postretirement benefits..............................................   $  25,519     $   25,080
    Deferred income taxes................................................      21,027         20,701
    Other long-term liabilities..........................................       2,110          2,970
                                                                            ----------    ----------
         Total other long-term liabilities...............................   $  48,656     $   48,751
                                                                            ----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
    Common stock, 1,000 shares authorized and outstanding................   $       1     $        1
    Paid-in capital......................................................      94,300         94,300
    Retained deficit.....................................................      (4,688)       (14,095)
                                                                            ----------    ----------
       Total stockholder's equity........................................   $  89,613     $   80,206
                                                                            ----------    ----------
         Total liabilities and stockholder's equity......................   $ 504,277     $  455,611
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

                      U.S. CAN CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                         QUARTERLY PERIOD
                                                              ENDED              SIX MONTHS ENDED
                                                       --------------------    --------------------
                                                       JUNE 30,    JULY 2,     JUNE 30,    JULY 2,
                                                         1996        1995        1996        1995
                                                       --------    --------    --------    --------
NET SALES...........................................   $180,596    $165,981    $344,207    $320,042
COST OF SALES.......................................    157,466     144,757     299,595     276,969
                                                       --------    --------    --------    --------
  Gross income......................................   $ 23,130    $ 21,224    $ 44,612    $ 43,073
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........      7,080       7,101      13,930      13,692
                                                       --------    --------    --------    --------
  Operating income..................................   $ 16,050    $ 14,123    $ 30,682    $ 29,381
INTEREST EXPENSE ON BORROWINGS......................      6,334       6,345      12,520      12,147
AMORTIZATION OF DEFERRED FINANCING COSTS............        376         382         802         739
CONSOLIDATION EXPENSE...............................          0          82           0         164
OTHER EXPENSE.......................................        511         446       1,003         717
                                                       --------    --------    --------    --------
  Income before income taxes........................   $  8,829    $  6,868    $ 16,357    $ 15,614
PROVISION FOR INCOME TAXES..........................      3,752       2,908       6,950       6,532
                                                       --------    --------    --------    --------
NET INCOME..........................................   $  5,077    $  3,960    $  9,407    $  9,082
                                                       ========    ========    ========    ========
PER SHARE DATA:
  Net income........................................   $   0.39    $   0.31    $   0.72    $   0.71
                                                       ========    ========    ========    ========
  Weighted average shares and equivalent shares
     outstanding (000's)............................     13,074      12,856      13,042      12,860
                                                       ========    ========    ========    ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                           UNITED STATES CAN COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                         QUARTERLY PERIOD
                                                              ENDED              SIX MONTHS ENDED
                                                       --------------------    --------------------
                                                       JUNE 30,    JULY 2,     JUNE 30,    JULY 2,
                                                         1996        1995        1996        1995
                                                       --------    --------    --------    --------
NET SALES...........................................   $180,596    $165,981    $344,207    $320,042
COST OF SALES.......................................    157,466     144,757     299,595     276,969
                                                       --------    --------    --------    --------
  Gross income......................................   $ 23,130    $ 21,224    $ 44,612    $ 43,073
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........      7,080       7,101      13,930      13,692
                                                       --------    --------    --------    --------
  Operating income..................................   $ 16,050    $ 14,123    $ 30,682    $ 29,381
INTEREST EXPENSE ON BORROWINGS......................      6,334       6,345      12,520      12,147
AMORTIZATION OF DEFERRED FINANCING COSTS............        376         382         802         739
CONSOLIDATION EXPENSE...............................          0          82           0         164
OTHER EXPENSE.......................................        511         446       1,003         717
                                                       --------    --------    --------    --------
  Income before income taxes........................   $  8,829    $  6,868    $ 16,357    $ 15,614
PROVISION FOR INCOME TAXES..........................      3,752       2,908       6,950       6,532
                                                       --------    --------    --------    --------
NET INCOME..........................................   $  5,077    $  3,960    $  9,407    $  9,082
                                                       ========    ========    ========    ========

            The accompanying Notes to Condensed Financial Statements
                   are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                             SIX MONTHS ENDED
                                                                           --------------------
                                                                           JUNE 30,    JULY 2,
                                                                             1996        1995
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................. $  9,407    $  9,082
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization........................................   16,351      14,002
     Plant consolidation costs paid.......................................       --      (1,633)
     Consolidation expense................................................       --         164
     Deferred income taxes................................................      640       1,568
  Change in operating assets and liabilities, net of acquired businesses --
     Accounts receivable..................................................  (23,697)    (11,243)
     Inventories..........................................................   (8,612)        943
     Accounts payable.....................................................    2,652     (19,309)
     Accrued payrolls and benefits, insurance and other...................    2,964        (305)
     Postretirement benefits..............................................      349         283
     Other, net...........................................................   (3,248)        441
                                                                           --------    --------
       Net cash used in operating activities.............................. $ (3,194)   $ (6,007)
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................... $(13,952)   $(19,187)
  Acquisition of businesses, net of cash acquired.........................  (13,711)    (29,167)
  Machinery repair parts usage (purchases), net...........................      131         (18)
                                                                           --------    --------
       Net cash used in investing activities.............................. $(27,532)   $(48,372)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock................................................ $     56    $     50
  Net borrowings under the revolving line of credit and changes in cash
     overdrafts...........................................................   34,839      67,161
  Borrowings of other long-term debt, including capital lease
     obligations..........................................................    1,976          16
  Payments of other long-term debt, including capital lease obligations...   (5,127)    (11,661)
  Payments of debt refinancing costs......................................     (285)       (719)
  Payments of common stock issuance costs.................................       --         (22)
  Purchase of treasury stock, net.........................................     (129)       (124)
                                                                           --------    --------
       Net cash provided by financing activities.......................... $ 31,330    $ 54,701
                                                                           --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS..................................... $    604    $    322
CASH AND CASH EQUIVALENTS, beginning of period............................      136         123
                                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period.................................. $    740    $    445
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

                           UNITED STATES CAN COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                             SIX MONTHS ENDED
                                                                           --------------------
                                                                           JUNE 30,    JULY 2,
                                                                             1996        1995
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................. $  9,407    $  9,082
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization........................................   16,351      14,002
     Plant consolidation costs paid.......................................        0      (1,633)
     Consolidation expense................................................        0         164
     Deferred income taxes................................................      640       1,568
  Change in operating assets and liabilities, net of acquired businesses --
     Accounts receivable..................................................  (23,697)    (11,243)
     Inventories..........................................................   (8,612)        943
     Accounts payable.....................................................    2,652     (19,309)
     Accrued payrolls and benefits, insurance an..........................    2,964        (305)
     Postretirement benefits..............................................      349         283
     Other, net...........................................................   (3,248)        441
                                                                           --------    --------
       Net cash used in operating activities.............................. $ (3,194)   $ (6,007)
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................... $(13,952)   $(19,187)
  Acquisition of businesses, net of cash acquired.........................  (13,711)    (29,167)
  Machinery repair parts usage (purchases), net...........................      131         (18)
                                                                           --------    --------
       Net cash used in investing activities.............................. $(27,532)   $(48,372)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit and changes in cash
     overdrafts...........................................................   34,839    $ 67,161
  Changes in payable to Parent............................................      (73)        (96)
  Borrowings of other long-term debt, including capital lease
     obligations..........................................................    1,976          16
  Payments of other long-term debt, including capital lease obligations...   (5,127)    (11,661)
  Payments of debt refinancing costs......................................     (285)       (719)
                                                                           --------    --------
       Net cash provided by financing activities.......................... $ 31,330    $ 54,701
                                                                           --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS..................................... $    604    $    322
CASH AND CASH EQUIVALENTS, beginning of period............................      136         123
                                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period.................................. $    740    $    445
                                                                           ========    ========

            The accompanying Notes to Condensed Financial Statements
                   are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                           UNITED STATES CAN COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

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

(2) ACQUISITIONS

     In early 1995, the Company completed its acquisition of the stock of Metal Litho International, Inc. and the portion of a related partnership not previously owned by MLI (collectively, "MLI") for approximately $10.1 million in cash, plus the assumption of approximately $4.2 million of debt. The former MLI plant, located in Trenton, New Jersey, is a full service metal decorating facility, providing coil shearing and tin plate coating and printing. In March 1995, the Company completed its acquisition of the stock of Plastite Corporation ("Plastite") for approximately $7.3 million, plus future contingent payments of approximately $2.5 million. The former Plastite plant, located in Morrow, Georgia, manufactures plastic paint cans and pails in two sizes.

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

     In April 1996, the Company acquired from Alltrista Corporation ("Alltrista") substantially all of the machinery, equipment and coatings and inks inventory of, as well as certain proprietary technology used in, Alltrista Metal Services ("AMS"), a division of Alltrista (collectively referred to hereinafter as the "Assets"), and assumed a liability of approximately $0.5 million. The Assets were purchased for approximately $9.6 million. The Company also agreed to purchase the Chicago, Illinois, Baltimore, Maryland and

Trussville, Alabama real property and buildings formerly used in AMS's business for approximately $4.8 million. In a related transaction, in June 1996, the Company completed the purchase of AMS's remaining inventory for approximately $8 million. AMS was engaged in the business of metal cutting and decorating, as well as the manufacture, sale and licensure of certain proprietary products. In July 1996, the Company discontinued operations at the former AMS operations in Baltimore, Maryland and Trussville, Alabama.

     Each of the foregoing business acquisitions was accounted for as a purchase for financial reporting purposes. Accordingly, certain recorded assets and liabilities of the acquired companies were revalued at estimated fair values as of the acquisition date. Such revaluation adjustments, all made pursuant to the purchase method of accounting, resulted in increased amortization and depreciation in periods following the acquisition. Management has used its best judgment and available information in estimating the fair value of those assets and liabilities. Any changes to these estimates are not expected to be material.

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

     In May 1996, the Company announced the selection of South Wales as the site of a new aerosol container manufacturing facility. This plant, expected to be operational in 1997, represents an initial investment of $20 million (spread over two to three years), and will supply The Gillette Company's U.K. operations.

(3) INVENTORIES

     Inventories are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventory costs include elements of material, labor and factory overhead. Current (first-in, first-out) cost of inventories was lower than inventories valued at LIFO by approximately $374,000 at June 30, 1996. At December 31, 1995, the current cost of inventories was approximately $150,000 higher than inventories valued at LIFO. The Company's gross income margin continues to be sufficient to absorb the higher-than-current-cost carrying value of its inventories. Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1996          1995
                                                                    --------    ------------
        Raw materials............................................   $ 24,425      $ 21,066
        Work in process..........................................     39,836        34,138
        Finished goods...........................................     18,936        19,549
        Machine shop inventory...................................      3,667         3,499
                                                                     -------       -------
                                                                    $ 86,864      $ 78,252
                                                                     =======       =======

(4) CREDIT AGREEMENT

     On April 29, 1994, U. S. Can entered into a four-year credit agreement (the "Credit Agreement") with a group of banks providing a $130 million line of credit consisting of a $95 million revolving credit line (the "Revolving Credit Facility") and a $35 million term loan (the "Term Loan"). As of June 30, 1996, $7,000,000 of the Term Loan had been repaid under the terms of the Credit Agreement. Funds available under the Credit Agreement are used for working capital and other general corporate purposes. The loans outstanding under the Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate per annum (currently 8.25%), or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus 1.125% per annum, for specified interest periods (selected by U.S. Can) of one, two, three or six months. The "Base Rate" is the higher of: (i) the Federal Funds rate plus 1/2 of 1% per annum or (ii) the rate of interest publicly announced from time to time by Bank of America Illinois, Chicago, Illinois as its "reference rate." For letters of credit issued under the Credit Agreement, U.S. Can pays fees equal to: (a) the applicable Eurodollar Margin, currently 1.125% per annum, multiplied by the aggregate face amount outstanding on each such letter of credit and (b) an amount payable to the issuing bank equal to 0.2% per annum of the aggregate face amount outstanding on each such letter of credit, both of which are payable quarterly in arrears. Currently, U.S. Can is required to pay a commitment fee of 0.375% per annum of the average daily unused portion of each lender's commitment under the Credit Agreement.

     The Credit Agreement is secured by the accounts receivable and inventory of U.S. Can. The Term Loan is also secured by a mortgage on U.S. Can's Elgin, Illinois facility and certain equipment located at the Elgin facility. In early April 1996, the lenders under the Credit Agreement provided U.S. Can a temporary $10 million increase in the Revolving Credit Facility due to seasonal inventory requirements. In late April 1996, these lenders provided U.S. Can an additional temporary $20 million increase in the Revolving Credit Facility due to the acquisition of certain assets from Alltrista. The Revolving Credit Facility will be automatically reduced by $10 million on September 30, 1996, and by $20 million on December 31, 1996. As of June 30, 1996, borrowings under the Credit Agreement totaled $123.3 million, an additional $11.7 million in letters of credit had been issued pursuant thereto, and $18.0 million of unused credit remained available thereunder.

     In July 1996, the lenders under the Credit Agreement provided to U.S. Can a supplemental $97 million credit facility (the "Acquisition Facility") to fund certain permitted acquisitions and, at U.S. Can's option, prepay the Revolving Credit Facility by an amount not to exceed $20 million on December 31, 1996. While the Acquisition Facility is in place, U.S. Can may not use the Revolving Credit Facility to fund acquisitions. The Acquisition Facility matures on April 30, 1997, but U.S. Can may, at its option and subject to certain restrictions, elect to convert the outstanding borrowings thereunder to term loans with a five-year amortization period. Base rate and Eurodollar loans outstanding under the Acquisition Facility bear interest at a higher margin than other borrowings under the Credit Agreement. Under the amended Credit Agreement, U.S. Can's interest rate margins vary depending upon U.S. Can's ratio of total funded debt to earnings, before interest, taxes, depreciation and amortization. In addition, U.S. Can is required to pay an acquisition loan activation fee in an amount equal to 0.25% of the amount by which the loans outstanding at any time under the Acquisition Facility exceed $50 million. In connection with the Acquisition Facility, U.S. Can pledged substantially all of its unencumbered personal property (including machinery and equipment) and owned real estate to secure its obligations under the Acquisition Facility. U.S. Can is also required to pledge the stock and/or assets, and provide the guaranty, of any company or operations acquired using a borrowing under the Acquisition Facility.

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

     Under and pursuant to the Credit Agreement, U.S. Can may pay cash dividends on account of any shares of any class of capital stock of U.S. Can (or on any warrants, options or rights with respect thereto) in an amount not to exceed 25% of Net Income (as defined in the Credit Agreement) in any given fiscal year, but in any event not more than 25% of consolidated cumulative Net Income attributable to the period commencing subsequent to April 29, 1994, and ending on the date of such proposed cash dividends; provided that either: (i) the Term Loan has been indefeasibly paid in full in cash or (ii) the Leverage Ratio (as defined in the Credit Agreement) as of the last day of the last fiscal quarter of such fiscal year does not exceed 3.50 to 1.00; and, provided further, that no Default or Event of Default (as defined in the Credit Agreement) exists immediately prior to any such cash dividend or would result therefrom. Notwithstanding the foregoing, in no event may U.S. Can pay such cash dividends prior to the delivery of the annual audited consolidated financial statements to the banks for the fiscal year ended in which either of the conditions contained in clauses (i) or (ii) above has been satisfied. Because amounts remain outstanding under the Term Loan, the Credit Agreement currently prohibits U.S. Can from paying cash dividends.

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

     U.S. Can was in compliance with all terms and restrictive covenants of the Credit Agreement and its other long-term debt agreements as of June 30, 1996.

(5) SUPPLEMENTAL CASH FLOW INFORMATION

     U.S. Can paid interest on borrowings of $12,560,000 and $12,268,000 for the six-month periods ended June 30, 1996 and July 2, 1995, respectively.

     The Corporation and U.S. Can paid approximately $1,655,000 and $4,989,000 of income taxes for the six-month periods ended June 30, 1996 and July 2, 1995, respectively.

     During the six-month periods ended June 30, 1996 and July 2, 1995, the Corporation issued stock valued at approximately $943,000 and $3,067,000, respectively, into certain of its employee benefit plans. During the first six-months of 1996 the company received no tax benefits on the exercise of non-qualified stock options. The company did receive approximately $87,000 of such benefits during the first six months of 1995.

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

     The Company understands that the groundwater in San Leandro, California is contaminated at shallow and intermediate depths, and that the area of concern partially extends to the groundwater below a facility formerly owned by the Company. In late April 1996, the California Department of Toxic Substances Control ("CDTSC") issued to certain of the past and present owners of this facility, including U.S. Can, an order directing such owners to conduct remediation activities at this site. Although there can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order, extensive environmental testing has been performed at this facility and management does not believe that substantial remediation activities at this facility are justified. Representatives of the Company have met with the CDTSC and agreed to undertake additional site assessment work. The San Leandro facility was closed in 1989 and was sold, except for a related parcel of land, in 1994. The remaining parcel was sold in 1995. In connection with the sale, the Company agreed to indemnify the purchaser against any environmental claims related to the Company's ownership of the property.

     The Company is involved in various other environmental and legal actions and administrative proceedings. Management is of the opinion that their outcome will not have a material effect on the Company's financial position or results of operations.

(7) SUBSEQUENT EVENTS

     On August 1, 1996, the Company announced that it signed a definitive agreement to purchase certain aerosol can businesses of Crown Cork & Seal Company, Inc. ("Crown") located in the United Kingdom and Italy as well as the aerosol can businesses of a Crown subsidiary, Carnaud Metalbox S.A. ("CMB") located in France, Spain and Germany. The purchase price includes $52.8 million in cash and the assumption of net indebtedness totaling $5.8 million, subject to a post-closing adjustment for changes in working capital from April 30, 1996 through closing. Closing, which is subject to approval of various European regulatory authorities, is currently expected to occur in the third quarter. The operations to be acquired produce approximately 24% of all European tinplate aerosol cans and, in 1995, the businesses to be acquired generated sales of $119 million and earnings, before interest, taxes, depreciation and amortization, of more than $14 million.

     On August 2, 1996, U.S. Can completed the acquisition of all of the outstanding stock of three related companies, CPI Plastics, Inc., CP Ohio, Inc. and CP Illinois, Inc. (collectively, "CPI"), engaged in manufacturing molded plastic drums and pails and poultry products at locations in Newnan, Georgia, Alliance, Ohio and Jerseyville, Illinois. To acquire the stock, U.S. Can paid approximately $15 million in cash to the stockholders of CPI, subject to adjustment for the change in net working capital (as defined in the acquisition agreement) from December 31, 1995 through the closing date, plus potential contingent payments (in an amount not to exceed $1 million) based upon CPI's financial performance for the years 1996 and 1997. This acquisition was financed with borrowings under the Acquisition Facility. For additional information regarding the Acquisition Facility, see Note (4) of the Notes to Condensed Consolidated Financial Statements and Condensed Financial Statements.

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

RESULTS OF OPERATIONS

QUARTERLY PERIOD ENDED JUNE 30, 1996 VS. QUARTERLY PERIOD ENDED JULY 2, 1995

Net Sales

     Net sales for the quarterly period ended June 30, 1996 totaled $180.6 million, an increase of 8.8% over the corresponding period in 1995. In 1996, U.S. Can realized additional sales in its Metal Services line as a result of the 1996 acquisition of the assets of AMS. Increased unit volumes in aerosol and paint containers and custom and specialty products also contributed to the sales growth.

Gross Income

     Gross income of $23.1 million for the second quarter of 1996 was $1.9 million, or 9.0%, higher than gross income for the second quarter of 1995. Gross margin of 12.8% of net sales equalled that of the first quarter of 1995.

Operating Income

     The Company's operating income of $16.0 million for the second quarter of 1996 was $1.9 million, or 13.6%, higher than operating income for the second quarter of 1995. Income was favorably impacted by higher volume and an overhead reduction program begun in late 1995. Operating income as a percent of net sales was 8.9% for the second quarter of 1996 as compared to 8.5% for the second quarter of 1995. Selling, general and administrative expenses decreased slightly period to period and decreased as a percent of net sales from 4.3% of net sales in the second quarter of 1995 to 3.9% of net sales in the second quarter of 1996.

Interest and Other Expenses

     Interest expense on borrowings remained flat in the second quarter of 1996 as compared to the second quarter of 1995, as a result of increased borrowing, offset by lower interest rates. Amortization of deferred financing costs and other expense remained constant in the second quarter of 1996 as compared to the second quarter of 1995.

Net Income

     Due to the factors discussed above, net income in the second quarter of 1996 was $5.1 million, compared to $4.0 million in the first quarter of 1995. Primary earnings per share were $0.39 in the second quarter of 1996 compared to $0.31 in the first quarter of 1995, an increase of 26%. Weighted average shares outstanding increased slightly from period to period primarily as a result of option exercises.

SIX-MONTH PERIOD ENDED JUNE 30, 1996 VS. SIX-MONTH PERIOD ENDED JULY 2, 1995

Net Sales

     Net sales for the six-month period ended June 30, 1996 totaled $344.2 million, an increase of 7.6% over the corresponding period in 1995. Sales gains for the year-to-date period reflect volume gained through acquisitions as well as volume growth in the Company's core business. U.S. Can has realized additional sales as a result of the 1995 acquisitions of the stock of MLI, Plastite and Hunter, and of certain assets of Prospect, and the 1996 AMS acquisition. Increased unit volumes in aerosol and paint containers and custom and specialty products, as well as increased revenue from Metal Services, also contributed to the sales growth.

Gross Income

     Gross income of $44.6 million for the first half of 1996 was $1.5 million, or 3.6%, higher than gross income for the first half of 1995. The 1996 AMS acquisition and higher margins on certain products contributed to this increase. Gross margin declined to 13.0% of net sales in the first half of 1996 from 13.5% of net sales in the first half of 1995. The Company made a significant advance purchase of steel in late 1994 and, as a result, the Company did not feel the full impact of the 1995 steel price increase in the first quarter of 1995. The cost savings in 1995 realized from this advance purchase of steel and increased sales in 1996 in lower margin products contributed to the decrease in gross margin.

Operating Income

     The Company's operating income of $30.7 million for the first half of 1996 was $1.3 million, or 4.4%, higher than operating income for the first half of 1995. Income was favorably impacted by higher volume and an overhead reduction program begun in late 1995. The first quarter of 1995 compared favorably to this year due to late 1994 material purchases in advance of a January 1995 steel price increase. Operating income as a percent of net sales was 8.9% for the first half of 1996 as compared to 9.2% for the first half of 1995. The Company experienced a slight increase in selling, general and administrative expenses period to period. However, these expenses as a percent of net sales decreased from 4.3% of net sales in the first half of 1995 to 4.0% of net sales in the first half of 1996.

Interest and Other Expenses

     Interest expense on borrowings increased by approximately $373,000 in the first half of 1996 as compared to the first half of 1995. The increase is a result of increased borrowing, primarily to finance the Company's acquisitions, offset by lower interest rates. Amortization of deferred financing costs and other expense increased in the first half of 1996 by $185,000 as compared to the first half of 1995. The increase is primarily a result of new borrowings and goodwill amortization related to the acquisitions.

Net Income

     Due to the factors discussed above, first half net income was $9.4 million, up 4% from the first half of 1995. Primary earnings per share were $0.72 for the first half of 1996, up 2% from the first half of 1995. Weighted average shares outstanding increased slightly from period to period primarily as a result of option exercises.

LIQUIDITY AND CAPITAL RESOURCES

     "SAFE HARBOR" statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this section are forward-looking statements that involve risks and uncertainties including, but not limited to, market conditions, competition, raw material costs, environmental laws and regulations, and other risks indicated in the Company's other filings with the Securities and Exchange Commission.

     The Company's cash requirements for operations, acquisitions and capital expenditures during the six-month period ended June 30, 1996 were financed by internally generated cash flows and borrowings under the Revolving Credit Facility. The Revolving Credit Facility is provided to U.S. Can under the Credit Agreement. For a more detailed discussion of the Credit Agreement, see Note (4) of the unaudited Notes to Condensed Consolidated Financial Statements and Condensed Financial Statements.

     In early April 1996, the lenders under the Credit Agreement provided U.S. Can a temporary $10 million increase in the Revolving Credit Facility due to seasonal inventory requirements. In late April 1996, these lenders provided U.S. Can an additional temporary $20 million increase in the Revolving Credit Facility due to the acquisition of certain assets from Alltrista. The Revolving Credit Facility will be automatically reduced by $10 million on September 30, 1996, and by $20 million on December 31, 1996. In July 1996, the Company's lenders provided U.S. Can the Acquisition Facility to fund certain permitted acquisitions and, at U.S. Can's option, prepay the Revolving Credit Facility by $20 million on December 31, 1996. The Acquisition Facility matures on April 30, 1997, but U.S. Can may, at its option and subject to certain restrictions, elect to convert the outstanding loans under the Acquisition Facility to term loans with a five-year amortization period. For a more detailed discussion of the Acquisition Facility, see Note (4) of the unaudited Notes to Condensed Consolidated Financial Statements and Condensed Financial Statements. The Company is evaluating several alternatives for more permanent long-term financing.

     In April 1996, U.S. Can completed the acquisition of certain assets from Alltrista for a purchase price of approximately $14.9 million. In a related transaction, in June 1996, U.S. Can purchased certain inventory from AMS for approximately $8 million. The cash portion of the purchase price was funded by the Revolving Credit Facility. For a more detailed discussion of this acquisition, see Note (2) of the unaudited Notes to Condensed Consolidated Financial Statements and Condensed Financial Statements.

     In August 1996, the Company completed the acquisition of all of the outstanding stock of CPI for approximately $15 million, subject to certain post-closing adjustments and potential future contingent payments. The cash portion of the purchase price was funded by the Acquisition Facility. In August 1996, the Company also announced the signing of a definitive agreement to purchase certain European aerosol container manufacturing operations from Crown. The purchase price includes $52.8 million in cash, subject to a post-closing adjustment for certain changes in working capital. Closing is currently expected to occur in the third quarter and this transaction is expected to be funded through a borrowing under the Acquisition Facility. For a more detailed discussion of these acquisitions, see Note (7) of the unaudited Notes to Condensed Consolidated Financial Statements and Condensed Financial Statements.

     Under the terms of the Credit Agreement, $9,000,000 of the term loan had been repaid as of July 30, 1996. As of June 30, 1996, U.S. Can had borrowings of $123.3 million outstanding under the Credit Agreement, $11.7 million in letters of credit had been issued pursuant thereto, and $18.0 million of unused credit remained available thereunder. As of August 7, 1996, U.S. Can had borrowings of $146.0 million outstanding under the Credit Agreement (including the Acquisition Facility), $11.7 million in letters of credit had been issued pursuant thereto, and $7.8 million of unused credit remained available thereunder (including the two temporary increases to the Revolving Credit Facility). As of June 30, 1996, U.S. Can was in compliance with all restrictive covenants of the Credit Agreement and its other long-term debt agreements.

     Management believes that cash flow from operations, amounts available under the Revolving Credit Facility and proceeds from equipment financings should provide sufficient funds to meet short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. The Company would expect to finance acquisitions and investments through use of the Acquisition Facility or some combination of cash, stock and/or debt financing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Corporation's Annual Meeting of Stockholders was held on April 25, 1996. The following persons were nominated and elected to serve as Directors of the Corporation for a term of three years or until their successors have been duly elected and qualified:

       NOMINEE               FOR        WITHHELD
- ---------------------    -----------    --------
Ricardo Poma             10,402,570      58,495
Michael J. Zimmerman     10,402,609      58,456

     In addition, the Corporation's appointment of Arthur Andersen LLP to serve as its independent auditor for fiscal year 1996 was ratified in accordance with the following vote:

         FOR               AGAINST      WITHHELD
- ---------------------    -----------    --------
10,451,628                  6,525        2,912

     The 1996 Employee Stock Purchase Plan was presented and adopted in accordance with the following vote:

         FOR               AGAINST      WITHHELD     NON-VOTE
- ---------------------    -----------    --------     --------
10,318,613                 82,068        24,506       35,878

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                                                                     INCORPORATION
EXHIBIT                                                                              BY REFERENCE
NUMBER                            DESCRIPTION OF DOCUMENT                           (IF APPLICABLE)
- ------    -----------------------------------------------------------------------   ---------------
   3.1    Restated Certificate of Incorporation of U.S. Can Corporation..........             * 4.3
   3.2    Restated Certificate of Incorporation of United States Can Company.....             @ 3.1
   3.3    By-Laws of U.S. Can Corporation........................................             & 4.1
   3.4    By-Laws of United States Can Company...................................             X 3.3
   4.1    Amendment No. 7 to Credit Agreement, dated July 24, 1996, together with a list of all omitted schedules........................................
  10.1    Asset Purchase Agreement dated as of April 29, 1996, between U.S. Can
          and Alltrista..........................................................            ** 2.1
  10.2    Engagement agreement and related agreement dated April 25, 1996, with
          Salomon Brothers Inc...................................................
  27.1    Financial Data Schedule (EDGAR version only)...........................

- -------------------------
 * Previously filed with Registration Statement on Form S-3 of the Corporation, filed on June 1, 1994 (Registration No. 33-79556).

** Previously filed with Form 8-K Current Report of the Corporation and U.S.
   Can, filed on May 14, 1996.

@ Previously filed with Form 10-K Annual Report of U.S. Can for the fiscal year ended December 31, 1992.

& Previously filed with Registration Statement on Form S-8 of the Corporation, filed on March 23, 1994 (Registration No. 33-76742).

X Previously filed with Registration Statement on Form S-1 of U.S. Can, filed on November 1, 1991 (Registration No. 33-43734).

The registrant agrees to furnish supplementally a copy of any omitted schedule to Amendment No. 7 to Credit Agreement to the Commission upon request.

     (b) U.S. Can Corporation and United States Can Company filed a joint report on Form 8-K concerning the AMS acquisition on May 14, 1996, and a joint report on Form 8-K/A-1 concerning the AMS acquisition on June 25, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            U.S. CAN CORPORATION

Date: August 13, 1996                       By:      /s/ TIMOTHY W. STONICH

                                              ----------------------------------
                                                      Timothy W. Stonich
                                              Executive Vice President-Finance,
                                                 Chief Financial Officer and
                                                           Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: August 13, 1996                              /s/ TIMOTHY W. STONICH

                                            ------------------------------------
                                                     Timothy W. Stonich
                                             Executive Vice President-Finance,
                                                Chief Financial Officer and
                                                         Secretary

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED STATES CAN COMPANY

Date: August 13, 1996                     By:       /s/ TIMOTHY W. STONICH

                                            ------------------------------------
                                                     Timothy W. Stonich
                                             Executive Vice President-Finance,
                                                Chief Financial Officer and
                                                          Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: August 13, 1996                             /s/ TIMOTHY W. STONICH

                                          --------------------------------------
                                                    Timothy W. Stonich
                                            Executive Vice President-Finance,
                                          Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION OF EXHIBIT
- ------    ------------------------------------------------------------------------------------
   4.1    Amendment No. 7 to Credit Agreement, dated July 24, 1996, together with a list of all omitted schedules
  10.2    Engagement agreement and related agreement dated April 25, 1996, with Salomon
          Brothers Inc
  27.1    Financial Data Schedule (EDGAR version only)