Form 10-Q
period 1996-09-29
US CAN CORP; UNITED STATES CAN COMPANY /DE/
filed 1996-11-14
CIK 895726, 880657

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
             JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

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

             (630) 571-2500                                   (630) 571-2500
    (Registrant's Telephone Number,                   (Registrant's Telephone Number,
          Including Area Code)                             Including Area Code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have
been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

(Explanatory Note: United States Can Company (a wholly owned subsidiary of U.S. Can Corporation) is not required by Section 13 or 15(d) of the Exchange Act to file such reports, but has agreed, pursuant to the Indenture under which its 13 1/2% Senior Subordinated Notes Due 2002 were issued, to file all reports required by Section 13 or 15(d) whether or not required by law.)

As of October 31, 1996, 12,926,696 shares of U.S. Can Corporation's common stock were outstanding. As of October 31, 1996, 1,000 shares of United States Can Company's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              U.S. CAN CORPORATION
                           UNITED STATES CAN COMPANY

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          U.S. Can Corporation Condensed Consolidated Balance Sheets September 29, 1996
          and December 31, 1995........................................................     3

          United States Can Company Condensed Consolidated Balance Sheets September 29,
          1996 and December 31, 1995...................................................     4

          U.S. Can Corporation Condensed Consolidated Statements of Operations
          Quarterly Periods Ended September 29, 1996 and October 1, 1995...............     5

          United States Can Company Condensed Consolidated Statements of Operations
          Quarterly Periods Ended September 29, 1996 and October 1, 1995...............     6

          U.S. Can Corporation Condensed Consolidated Statements of Cash Flows
          Quarterly Periods Ended September 29, 1996 and October 1, 1995...............     7

          United States Can Company Condensed Consolidated Statements of Cash Flows
          Quarterly Periods Ended September 29, 1996 and October 1, 1995...............     8

          Notes to Condensed Consolidated Financial Statements.........................     9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................................    16

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................................    20

Item 6.   Exhibits and Reports on Form 8-K.............................................    20

                      U.S. CAN CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 29,    DECEMBER 31,
                                                                             1996             1995
                                                                         -------------    ------------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................     $   3,940       $      136
  Accounts receivable, less allowances of $9,305 and $5,451 in 1996
    and 1995, respectively............................................       103,083           51,279
  Inventories.........................................................       113,735           78,252
  Prepaid expenses and other current assets...........................        10,794           10,786
  Prepaid income taxes................................................         4,274            6,732
                                                                           ---------        ---------
    Total current assets..............................................     $ 235,826       $  147,185
                                                                           ---------        ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land................................................................         4,428            2,576
  Buildings...........................................................        51,183           44,954
  Machinery, equipment and construction in process....................       394,475          306,319
                                                                           ---------        ---------
                                                                           $ 450,086       $  353,849
  Less -- Accumulated depreciation and amortization...................      (145,081)        (123,748)
                                                                           ---------        ---------
    Total property, plant and equipment...............................     $ 305,005       $  230,101
                                                                           ---------        ---------
MACHINERY REPAIR PARTS................................................     $   5,888       $    5,395
INTANGIBLES...........................................................        65,994           62,301
OTHER ASSETS..........................................................        11,443           10,454
                                                                           ---------        ---------
    Total assets......................................................     $ 624,156       $  455,436
                                                                           =========        =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt................................     $  17,946       $   17,216
  Cash overdrafts.....................................................        10,142            5,395
  Accounts payable....................................................        56,433           32,560
  Accrued payrolls and benefits.......................................        27,100           19,282
  Accrued insurance...................................................         5,892            5,830
  Other current liabilities...........................................        27,321           17,954
                                                                           ---------        ---------
    Total current liabilities.........................................     $ 144,834       $   98,237
                                                                           ---------        ---------
SENIOR DEBT...........................................................     $ 232,206       $  127,360
SUBORDINATED DEBT.....................................................       100,000          100,000
                                                                           ---------        ---------
    Total long-term debt..............................................     $ 332,206       $  227,360
                                                                           ---------        ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits.............................................     $  25,350       $   25,080
  Deferred income taxes...............................................        21,358           19,962
  Other long-term liabilities.........................................         3,536            2,970
                                                                           ---------        ---------
    Total other long-term liabilities.................................     $  50,244       $   48,012
                                                                           ---------        ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 10,000,000 shares authorized, none
    issued or outstanding.............................................     $      --       $       --
  Common stock, $.01 par value; 50,000,000 shares authorized
    12,933,636 and 12,902,111 shares issued in 1996 and 1995,
    respectively......................................................           129              129
  Paid-in capital.....................................................       104,557          103,913
  Unearned restricted stock...........................................        (1,735)          (2,052)
  Treasury common stock, at cost; 18,591 and 37,908 shares in 1996 and
    1995, respectively................................................          (223)            (319)
  Retained deficit....................................................        (5,856)         (19,844)
                                                                           ---------        ---------
    Total stockholders' equity........................................     $  96,872       $   81,827
                                                                           ---------        ---------
       Total liabilities and stockholders' equity.....................     $ 624,156       $  455,436
                                                                           =========        =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these balance sheets.

                   UNITED STATES CAN COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 29,    DECEMBER 31,
                               ASSETS                                      1996             1995
--------------------------------------------------------------------   -------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.........................................     $   3,940       $      136
  Accounts receivable, less allowances of $9,305 and $5,451 in 1996
     and 1995, respectively.........................................       103,083           51,279
  Inventories.......................................................       113,735           78,252
  Prepaid expenses and other current assets.........................        10,794           10,125
  Prepaid income taxes..............................................         2,977            6,096
                                                                         ---------        ---------
       Total current assets.........................................     $ 234,529       $  145,888
                                                                         ---------        ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land..............................................................         4,428            2,576
  Buildings.........................................................        51,183           44,954
  Machinery, equipment and construction in process..................       394,475          306,319
                                                                         ---------        ---------
                                                                         $ 450,086       $  353,849
  Less -- Accumulated depreciation and amortization.................      (145,081)        (123,748)
                                                                         ---------        ---------
       Total property, plant and equipment..........................     $ 305,005       $  230,101
                                                                         ---------        ---------
MACHINERY REPAIR PARTS..............................................     $   5,888       $    5,395
LONG-TERM RECEIVABLE FROM PARENT....................................           622            1,472
INTANGIBLES.........................................................        65,994           62,301
OTHER ASSETS........................................................        11,443           10,454
                                                                         ---------        ---------
       Total assets.................................................     $ 623,481       $  455,611
                                                                         =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt..............................     $  17,946       $   17,216
  Cash overdrafts...................................................        10,142            5,395
  Accounts payable..................................................        56,433           32,560
  Payable to Parent.................................................         1,265            1,057
  Accrued payrolls and benefits.....................................        27,100           19,282
  Accrued insurance.................................................         5,892            5,830
  Other current liabilities.........................................        27,321           17,954
                                                                         ---------        ---------
       Total current liabilities....................................     $ 146,099       $   99,294
                                                                         ---------        ---------
SENIOR DEBT.........................................................     $ 232,206       $  127,360
SUBORDINATED DEBT...................................................       100,000          100,000
                                                                         ---------        ---------
       Total long-term debt.........................................     $ 332,206       $  227,360
                                                                         ---------        ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits...........................................     $  25,350       $   25,080
  Deferred income taxes.............................................        22,097           20,701
  Other long-term liabilities.......................................         3,536            2,970
                                                                         ---------        ---------
       Total other long-term liabilities............................     $  50,983       $   48,751
                                                                         ---------        ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, 1,000 shares authorized and outstanding.............     $       1       $        1
  Paid-in capital...................................................        94,300           94,300
  Retained deficit..................................................          (108)         (14,095)
                                                                         ---------        ---------
       Total stockholder's equity...................................     $  94,193       $   80,206
                                                                         ---------        ---------
          Total liabilities and stockholder's equity................     $ 623,481       $  455,611
                                                                         =========        =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these balance sheets.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                     QUARTERLY PERIOD ENDED            NINE MONTHS ENDED
                                                   ---------------------------    ---------------------------
                                                   SEPTEMBER 29,    OCTOBER 1,    SEPTEMBER 29,    OCTOBER 1,
                                                       1996            1995           1996            1995
                                                   -------------    ----------    -------------    ----------
NET SALES.......................................     $ 194,109       $ 154,345      $ 538,316       $ 474,387
COST OF SALES...................................       171,150         142,103        470,745         419,072
                                                      --------        --------       --------        --------
  Gross income..................................     $  22,959       $  12,242      $  67,571       $  55,315
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....         7,173           6,898         21,103          20,590
                                                      --------        --------       --------        --------
  Operating income..............................     $  15,786       $   5,344      $  46,468       $  34,725
INTEREST EXPENSE ON BORROWINGS..................         6,993           6,241         19,513          18,388
AMORTIZATION OF DEFERRED FINANCING COSTS........           330             396          1,132           1,135
CONSOLIDATION EXPENSE...........................            --              81             --             245
OTHER EXPENSE...................................           480             499          1,483           1,216
                                                      --------        --------       --------        --------
  Income (loss) before income taxes.............     $   7,983       $  (1,873)     $  24,340       $  13,741
PROVISION (BENEFIT) FOR INCOME TAXES............         3,402            (593)        10,352           5,939
                                                      --------        --------       --------        --------
NET INCOME (LOSS)...............................     $   4,581       $  (1,280)     $  13,988       $   7,802
                                                      ========        ========       ========        ========
PER SHARE DATA:
  Net income (loss).............................     $    0.35       $   (0.10)     $    1.07       $    0.61
                                                      ========        ========       ========        ========
  Weighted average shares and equivalent shares
     outstanding (000's)........................        13,120          12,756         13,070          12,833
                                                      ========        ========       ========        ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                   UNITED STATES CAN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                     QUARTERLY PERIOD ENDED            NINE MONTHS ENDED
                                                   ---------------------------    ---------------------------
                                                   SEPTEMBER 29,    OCTOBER 1,    SEPTEMBER 29,    OCTOBER 1,
                                                       1996            1995           1996            1995
                                                   -------------    ----------    -------------    ----------
NET SALES.......................................     $ 194,109       $ 154,345      $ 538,316       $ 474,387
COST OF SALES...................................       171,150         142,103        470,745         419,072
                                                      --------        --------       --------        --------
  Gross income..................................     $  22,959       $  12,242      $  67,571       $  55,315
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....         7,173           6,898         21,103          20,590
                                                      --------        --------       --------        --------
  Operating income..............................     $  15,786       $   5,344      $  46,468       $  34,725
INTEREST EXPENSE ON BORROWINGS..................         6,993           6,241         19,513          18,388
AMORTIZATION OF DEFERRED
  FINANCING COSTS...............................           330             396          1,132           1,135
CONSOLIDATION EXPENSE...........................            --              81             --             245
OTHER EXPENSE...................................           480             499          1,483           1,216
                                                      --------        --------       --------        --------
  Income (loss) before income taxes.............     $   7,983       $  (1,873)     $  24,340       $  13,741
PROVISION (BENEFIT) FOR
  INCOME TAXES..................................         3,402            (593)        10,352           5,939
                                                      --------        --------       --------        --------
NET INCOME (LOSS)...............................     $   4,581       $  (1,280)     $  13,988       $   7,802
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

                      U.S. CAN CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                              NINE MONTHS ENDED
                                                                         ---------------------------
                                                                         SEPTEMBER 29,    OCTOBER 1,
                                                                             1996            1995
                                                                         -------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................     $  13,988       $   7,802
  Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization....................................        24,844          21,285
     Plant consolidation costs paid...................................            --          (1,966)
     Consolidation expense............................................            --             245
     Deferred income taxes............................................         2,484           1,425
  Change in operating assets and liabilities, net of acquired businesses --
     Accounts receivable..............................................       (23,598)         (9,295)
     Inventories......................................................       (16,667)          9,257
     Accounts payable.................................................         6,155         (16,771)
     Accrued payrolls and benefits, insurance and other...............        (3,463)         (1,925)
     Postretirement benefits..........................................           139             213
     Other, net.......................................................        (1,085)            577
                                                                           ---------        --------
          Net cash provided by operating activities...................     $   2,797       $  10,847
                                                                           ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................................     $ (23,400)      $ (24,382)
  Acquisition of businesses, net of cash acquired.....................       (78,346)        (29,167)
  Proceeds from sale of property......................................            --             600
  Machinery repair parts usage, net...................................           118              62
                                                                           ---------        --------
          Net cash used in investing activities.......................     $(101,628)      $ (52,887)
                                                                           ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock............................................     $      56       $     100
  Net borrowings under the revolving line of credit and changes in
     cash overdrafts..................................................       106,954          51,970
  Borrowings of other long-term debt, including capital lease
     obligations......................................................         3,985           4,990
  Payments of other long-term debt, including capital lease
     obligations......................................................        (7,325)        (13,993)
  Payments of debt refinancing costs..................................          (835)           (818)
  Payments of common stock issuance costs.............................            --             (22)
  Purchase of treasury stock, net.....................................          (200)           (153)
                                                                           ---------        --------
          Net cash provided by financing activities...................     $ 102,635       $  42,074
                                                                           ---------        --------
INCREASE IN CASH AND CASH EQUIVALENTS.................................     $   3,804       $      34
CASH AND CASH EQUIVALENTS, beginning of period........................           136             123
                                                                           ---------        --------
CASH AND CASH EQUIVALENTS, end of period..............................     $   3,940       $     157
                                                                           =========        ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                   UNITED STATES CAN COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                              NINE MONTHS ENDED
                                                                         ---------------------------
                                                                         SEPTEMBER 29,    OCTOBER 1,
                                                                             1996            1995
                                                                         -------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................     $  13,988       $   7,802
  Adjustments to reconcile net income to net cash provided by operating activities--
     Depreciation and amortization....................................        24,844          21,285
     Plant consolidation costs paid...................................            --          (1,966)
     Consolidation expense............................................            --             245
     Deferred income taxes............................................         2,484           1,425
  Change in operating assets and liabilities, net of acquired businesses--
     Accounts receivable..............................................       (23,598)         (9,295)
     Inventories......................................................       (16,667)          9,257
     Accounts payable.................................................         6,155         (16,771)
     Accrued payrolls and benefits, insurance and other...............        (3,463)         (1,925)
     Postretirement benefits..........................................           139             213
     Other, net.......................................................        (1,085)            577
                                                                           ---------        --------
       Net cash provided by operating activities......................     $   2,797       $  10,847
                                                                           ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................................     $ (23,400)      $ (24,382)
  Acquisition of businesses, net of cash acquired.....................       (78,346)        (29,167)
  Proceeds from sale of property......................................            --             600
  Machinery repair parts usage, net...................................           118              62
                                                                           ---------        --------
     Net cash used in investing activities............................     $(101,628)      $ (52,887)
                                                                           ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit and changes in
     cash overdrafts..................................................       106,954          51,970
  Changes in payable to Parent........................................          (144)            (75)
  Borrowings of other long-term debt, including capital lease
     obligations......................................................         3,985           4,990
  Payments of other long-term debt, including capital lease
     obligations......................................................        (7,325)        (13,993)
  Payments of debt refinancing costs..................................          (835)           (818)
                                                                           ---------        --------
     Net cash provided by financing activities........................     $ 102,635       $  42,074
                                                                           ---------        --------
INCREASE IN CASH AND CASH EQUIVALENTS.................................     $   3,804       $      34
CASH AND CASH EQUIVALENTS, beginning of period........................           136             123
                                                                           ---------        --------
CASH AND CASH EQUIVALENTS, end of period..............................     $   3,940       $     157
                                                                           ---------        --------

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                   UNITED STATES CAN COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                  (UNAUDITED)

(1) PRINCIPLES OF REPORTING

     The condensed consolidated financial statements of U.S. Can Corporation (the "Corporation") include the accounts of the Corporation and its wholly owned subsidiary, United States Can Company ("U.S. Can"). The condensed consolidated financial statements of U.S. Can include only the accounts of U.S. Can and its wholly owned subsidiaries. The consolidated group including the Corporation is hereinafter referred to as the Company. These financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements, which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, have not been audited by independent public accountants. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

                      U.S. CAN CORPORATION AND SUBSIDIARY
                   UNITED STATES CAN COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 29, 1996
                                  (UNAUDITED)

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

     On August 2, 1996, the Company completed the acquisition of all of the outstanding stock of three related companies, CPI Plastics, Inc., CP Ohio, Inc. and CP Illinois, Inc. (collectively, the "CPI Group"), engaged in manufacturing molded plastic drums and pails and poultry products at locations in Newnan, Georgia, Alliance, Ohio and Jerseyville, Illinois. To acquire the stock, the Company paid approximately $15 million in cash to the stockholders of the CPI Group, subject to adjustment for the change in net working capital (as defined in the acquisition agreement) from December 31, 1995 through the closing date, plus potential contingent payments (in an amount not to exceed $1 million) based upon the CPI Group's financial performance for the years 1996 and 1997. This acquisition was financed with borrowings under the Acquisition Facility. For additional information regarding the Acquisition Facility, see Note (4) of the Notes to Condensed Consolidated Financial Statements.

     On September 11, 1996, the Company completed the acquisition of a portion of Crown Cork & Seal Company, Inc.'s ("Crown's") European aerosol can businesses ("USC Europe") for $52.8 million and the assumption of net indebtedness of $5.8 million, subject to a post-closing adjustment for the change in working capital from April 30, 1996 to the closing date. This acquisition included manufacturing operations in the United Kingdom, France, Spain and Germany and the aerosol can manufacturing equipment and assets from a Crown facility in Italy. USC Europe produced approximately 24% of all European steel aerosol cans sold in 1995 and, as a group, constituted the second largest manufacturer of steel aerosol cans in Europe.

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

     The following is a summary of the allocation of the aggregate purchase price of the CPI Group and USC Europe acquisitions (000's omitted):

        Current assets.....................................................   $ 51,827
        Net property, plant and equipment..................................     55,199
        Other assets.......................................................      1,087
        Current liabilities................................................    (36,530)
        Other liabilities..................................................     (8,189)
                                                                              --------
          Net assets.......................................................     63,394
        Resulting goodwill.................................................      4,413
                                                                              --------
          Purchase price paid..............................................   $ 67,807
                                                                              ========

                      U.S. CAN CORPORATION AND SUBSIDIARY
                   UNITED STATES CAN COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 29, 1996
                                  (UNAUDITED)

     The following data represents the unaudited pro forma results of operations as if the CPI Group and USC Europe acquisitions had occurred on January 1 of the applicable period (000's omitted, except per share data):

                                              FOR THE NINE MONTHS ENDED           FOR THE YEAR ENDED
                                                  SEPTEMBER 29, 1996              DECEMBER 31, 1995
                                              --------------------------      --------------------------
                                              AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA
                                              -----------      ---------      -----------      ---------
Net Sales..................................    $ 538,316       $ 644,678       $ 626,485       $ 774,942
Net income.................................       13,988          14,823           3,939           5,277
Earnings per share.........................    $    1.07       $    1.13       $    0.31       $    0.41

     The pro forma operating results include each company's results of operations for the indicated periods with adjustments to reflect, among other things, amortization of goodwill, interest expense on the acquisition borrowings and the effect of income taxes thereon.

     The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends. Other than the CPI Group and USC Europe, the acquisitions described above were not significant to the Company or U.S. Can.

     On August 16, 1996, the Company completed its acquisition of a site in the Dallas, Texas area for the establishment of a paint and general line manufacturing plant. The decision to expand manufacturing capabilities in the Southwest followed the Company's agreement with one of its major coating customers on the material terms of a long-term supply arrangement. In October 1996, the Company and this customer signed a definitive long-term supply agreement. This Texas facility will initially produce gallon round paint cans for the coatings industry. In the future, if circumstances warrant, the Company may expand this facility to include production of certain of its other products.

     The Company has selected Merthyr Tydfil, U.K. as the site of a new aerosol container manufacturing facility. This plant, expected to be operational in mid-1997, represents an initial investment of $20 million (spread over two to three years), and will supply The Gillette Company's North Atlantic operations.

(3) INVENTORIES

     Inventories are stated at cost determined by the last-in, first-out ("LIFO") cost method (for all but foreign inventories), not in excess of market. Inventory costs include elements of material, labor and factory overhead. Current (first-in, first-out) cost of such inventories approximated their LIFO value at September 29, 1996, and December 31, 1995. Inventories of foreign locations of approximately $17.3 million are valued at the lower of first-in, first-out cost or market. Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                       SEPTEMBER 29,    DECEMBER 31,
                                                                           1996             1995
                                                                       -------------    ------------
Raw materials.......................................................     $  35,898        $ 21,066
Work in process.....................................................        49,556          34,138
Finished goods......................................................        24,079          19,549
Machine shop inventory..............................................         4,202           3,499
                                                                          --------         -------
                                                                         $ 113,735        $ 78,252
                                                                          ========         =======

                      U.S. CAN CORPORATION AND SUBSIDIARY
                   UNITED STATES CAN COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 29, 1996
                                  (UNAUDITED)

(4) CREDIT AGREEMENT

     On April 29, 1994, U. S. Can entered into a four-year credit agreement (the "Credit Agreement") with a group of banks providing a $130 million line of credit consisting of a $95 million revolving credit line (the "Revolving Credit Facility") and a $35 million term loan (the "Term Loan"). As of September 29, 1996, $9,000,000 of the Term Loan had been repaid under the terms of the Credit Agreement. Funds available under the Credit Agreement are used for working capital and other general corporate purposes. The loans outstanding under the Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate per annum (currently 8.25%), or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus 1.0% per annum, for specified interest periods (selected by U.S. Can) of one, two, three or six months. The "Base Rate" is the higher of: (i) the Federal Funds rate plus 1/2 of 1% per annum or (ii) the rate of interest publicly announced from time to time by Bank of America Illinois, Chicago, Illinois as its "reference rate." For letters of credit issued under the Credit Agreement, U.S. Can pays fees equal to: (a) the applicable Eurodollar Margin, currently 1.0% per annum, multiplied by the aggregate face amount outstanding on each such letter of credit and (b) an amount payable to the issuing bank equal to 0.2% per annum of the aggregate face amount outstanding on each such letter of credit, both of which are payable quarterly in arrears. Currently, U.S. Can is required to pay a commitment fee of .325% per annum of the average daily unused portion of each lender's commitment under the Credit Agreement.

     The Credit Agreement is secured by the accounts receivable and inventories of U.S. Can. The Term Loan is also secured by a mortgage on U.S. Can's Elgin, Illinois facility and certain equipment located at the Elgin facility. In early April 1996, the lenders under the Credit Agreement provided U.S. Can a temporary $10 million increase in the Revolving Credit Facility due to seasonal inventory requirements. In late April 1996, these lenders provided U.S. Can an additional temporary $20 million increase in the Revolving Credit Facility due to the acquisition of certain assets from Alltrista. As of September 29, 1996, borrowings under the Credit Agreement totaled $193.4 million, an additional $11.7 million in letters of credit had been issued pursuant thereto, and $13.2 million of unused credit remained available thereunder.

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

     In connection with the USC Europe Acquisition, U.S. Can pledged 65% of the stock of its European holding company to secure its obligations under the Acquisition Facility and agreed that, so long as any obligations under the Acquisition Facility remain outstanding, the European holding company shall not

                      U.S. CAN CORPORATION AND SUBSIDIARY
                   UNITED STATES CAN COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 29, 1996
                                  (UNAUDITED)

(i) own any assets other than the capital stock of foreign subsidiaries, (ii) make any expenditures other than expenditures necessary to maintain its separate corporate existence, (iii) incur any debt, (iv) have employees or engage in any trade or business, (v) merge with any other person, (vi) dispose of any assets or (vii) permit any lien on its assets. None of the companies included in USC Europe have provided guaranties of U.S. Can's obligations under the Credit Agreement.

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

     The Credit Agreement also contains subjective covenants providing that U.S. Can would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of U.S. Can. Management is not aware of, nor does it anticipate, any facts, events or occurrences which could reasonably be expected to have a material adverse effect on the operations of U.S. Can that would cause the lenders to demand repayment of the amounts borrowed under the Credit Agreement prior to April 29, 1998. Accordingly, the borrowings thereunder have been classified as long-term debt in the accompanying balance sheets.

     U.S. Can was in compliance with all terms and restrictive covenants of the Credit Agreement and its other long-term debt agreements as of September 29, 1996.

(5) SUPPLEMENTAL CASH FLOW INFORMATION

     U.S. Can paid interest on borrowings of $22,609,000 and $21,883,000 for the nine-month periods ended September 29, 1996 and October 1, 1995, respectively.

     The Corporation and U.S. Can paid approximately $3,847,000 and $5,046,000 of income taxes for the nine-month periods ended September 29, 1996 and October 1, 1995, respectively.

     During the nine-month periods ended September 29, 1996 and October 1, 1995, the Corporation issued stock valued at approximately $943,000 and $3,067,000, respectively, into certain of its employee benefit plans. During the first nine-months of 1996 the Company received no tax benefits on the exercise of non-qualified stock options. The Company did receive approximately $87,000 of such benefits during the first nine months of 1995.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                   UNITED STATES CAN COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 29, 1996
                                  (UNAUDITED)

(6) LEGAL PROCEEDINGS

     On February 28, 1995, Continental Holdings Inc. ("CHI"), an affiliate of Peter Kiewit Sons', Inc. ("Kiewit"), filed a Complaint against U.S. Can and others in the United States District Court of the State of New Jersey, asserting claims based upon alleged indemnity and reimbursement obligations of U.S. Can to Kiewit, as successor in interest to Continental Can Company, USA, Inc. ("CCC"), arising from the 1987 acquisition by U.S. Can of the general packaging business of CCC. These alleged obligations relate to environmental liabilities, reimbursable insurance deductibles and reinsurance amounts, and certain personal injury claims and employment discrimination claims. The Complaint includes counts for breach of contract, declaratory judgment, indemnification and contribution, CERCLA remedies, state environmental law remedies and unjust enrichment. CHI seeks unspecified compensatory damages, consequential and incidental damages, interest, attorneys' fees and costs of litigation, equitable relief, environmental response costs, and restitution. No aggregate dollar amount of damages is specified in the Complaint. However, in an initial discovery disclosure served on U.S. Can, CHI alleged that its damages to the date of such disclosure were approximately $4.4 million. U.S. Can has filed an Answer to the Complaint, asserted affirmative defenses and made counterclaims against CHI seeking reimbursement for expenses and accruals relating to postretirement medical and life insurance benefits for former employees of CCC, and expenses incurred as a result of CCC's breach of its contractual indemnification obligations to U.S. Can. The case has been transferred to the United States District Court for the Northern District of Illinois. U.S. Can believes it has meritorious defenses to all of CHI's claims.

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

     The Company understands that the groundwater in San Leandro, California is contaminated at shallow and intermediate depths, and that the area of concern partially extends to the groundwater below a facility formerly owned by the Company. In late April 1996, the California Department of Toxic Substances Control ("CDTSC") issued to certain of the past and present owners of this facility, including U.S. Can, an order directing such owners to conduct remediation activities at this site. Although there can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order, extensive environmental testing has been performed at this facility and management does not believe that substantial remediation activities at this facility are justified. Representatives of the Company have met with the CDTSC and agreed to undertake additional site assessment work. The San Leandro facility was closed in 1989 and was sold, except for a related parcel of land, in 1994. The remaining parcel was sold in 1995, and the Company agreed to indemnify the purchaser against any environmental claims related to the Company's ownership of the property.

     On August 30, 1996, the Company received a general Notice of Potential Liability from the Environmental Protection Agency (the "EPA") regarding the Master Metals, Inc. site in Cleveland, Ohio. The letter alleges that the Company is a Potentially Responsible Party ("PRP") in that it generated hazardous materials disposed at this site. The Company is one of a number of PRPs and, as of the date of this report, it is evaluating information regarding the site to determine the extent, if any, of its liability.

     The Company is involved in various other environmental and legal actions and administrative proceedings. Management is of the opinion that their outcome will not have a material effect on the Company's financial position or results of operations.

                      U.S. CAN CORPORATION AND SUBSIDIARY
                   UNITED STATES CAN COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 29, 1996
                                  (UNAUDITED)

(7) SUBSEQUENT EVENTS

     On October 17, 1996, the Corporation issued $275 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 (the "10 1/8% Notes") in a private placement. The Noteholders have registration rights with respect to the 10 1/8% Notes. Net proceeds from the issuance of the 10 1/8% Notes were $268.1 million and were used to pay down amounts under the Credit Agreement ($158.4 million) with $109.7 million being placed in an escrow account to be used to redeem the $100 million principal amount of 13 1/2% Senior Subordinated Notes due 2002 (the "13 1/2% Notes") and pay all remaining interest on the 13 1/2% Notes. The
10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can, excluding USC Europe. As the Corporation had no assets or operations separate from its investment in U.S. Can and U.S. Can was the Company's only subsidiary until the acquisition of USC Europe on September 11, 1996, separate financial statements of U.S. Can, excluding USC Europe, would not provide additional information which would be useful in assessing the financial composition of U.S. Can and, therefore, are not presented. The Acquisition Facility and aggregate $30 million supplemental increases to the Revolving Credit Facility were terminated on the closing date of the 10 1/8% Note offering.

     The amounts placed in the escrow account are invested in U.S. Government obligations and must, pursuant to the amended and restated escrow agreement, be used by the escrow agent to redeem the 13 1/2% Notes on or immediately after the earliest redemption date (January 15, 1997) of such notes and pay all remaining interest on the 13 1/2% Notes. Such redemption will include a $4 million premium and unpaid interest earned on such notes through the redemption date. Considering the interest income accruing on the funds in the escrow account, the Company is not expected to make any additional payments for this redemption. Accordingly, the Company recorded the early extinguishment of this debt as of October 17, 1996, which resulted in an after-tax extraordinary charge in the fourth quarter of 1996 of $5.5 million representing the difference between the $109.7 million placed in escrow and the October 17, 1996, carrying value of the 13 1/2% Notes, related accrued interest and related unamortized deferred financing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following narrative discusses the results of operations, liquidity and capital resources for the Corporation and U.S. Can on a consolidated basis. The consolidated group including the Corporation is referred to herein as the Company. The Corporation's only business interest is in its ownership of U.S. Can's common stock. Operating results for the Company and U.S. Can are identical. This section should be read in conjunction with the Corporation's and U.S. Can's Joint Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

Inclusion of Forward-Looking Information

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of Section 21E (i)(1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business and market conditions, changes in product demand, changes in competition, the ability of the Company to integrate acquisitions or complete future acquisitions, interest rate fluctuations, currency fluctuations, dependence on raw material producers, dependence on and availability of qualified personnel, changes in or failure to comply with governmental regulations including environmental laws, ability to obtain adequate financing in the future and other factors indicated in the Company's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by the Company in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report to be materially different from actual results achieved by the Company. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS OF OPERATIONS

QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996 VS. QUARTERLY PERIOD ENDED OCTOBER 1, 1995

Net Sales

     Net sales for the quarterly period ended September 29, 1996 totaled $194.1 million, an increase of 25.8% over the corresponding period in 1995. In the third quarter of 1996, the Company realized additional sales in its Metal Services and Paint and General Line operations as a result of the 1996 acquisitions of AMS and the CPI Group. A return to more normal markets for the Company's products compared to the third quarter of 1995 resulted in increased unit volumes in Aerosol and Paint and General Line. These increased unit volumes and increased sales of Custom and Specialty products also contributed to the sales growth.

Gross Income

     Gross income of $23.0 million for the third quarter of 1996 was $10.7 million, or 87.5%, higher than gross income for the third quarter of 1995. Gross margin increased to 11.8% of net sales during the third quarter of 1996 from 7.9% in the third quarter of 1995. Increased net sales and stable costs were the primary factors contributing to improved gross income.

Operating Income

     The Company's operating income of $15.8 million for the third quarter of 1996 was $10.4 million, or 195.4%, higher than operating income for the third quarter of 1995. Income was favorably impacted by the increased sales, improved gross margins and decreased selling, general and administrative expenses as a percent of net sales. Operating income as a percent of net sales was 8.1% for the third quarter of 1996 as compared to 3.5% for the third quarter of 1995. Selling, general and administrative expenses increased slightly period to period and decreased as a percent of net sales from 4.5% of net sales in the third quarter of 1995 to 3.7% of net sales in the third quarter of 1996. Increased diversification into metal services, plastics and Europe is expected to temporarily restrain margin growth until those new operations are assimilated into the Company.

Interest and Other Expenses

     Interest expense on borrowings increased in the third quarter of 1996 as compared to the third quarter of 1995 by approximately $750,000. The increase is a result of increased borrowing under the Credit Agreement to finance the AMS, CPI Group and USC Europe acquisitions. Amortization of deferred financing costs and other expense decreased slightly in the third quarter of 1996 as compared to the third quarter of 1995 due to completed amortization of older items.

Net Income

     Due to the factors discussed above, net income in the third quarter of 1996 was $4.6 million, compared to a loss of $1.3 million in the third quarter of 1995. Primary earnings per share were $0.35 in the third quarter of 1996 compared to a loss of $0.10 in the third quarter of 1995. Weighted average shares outstanding increased slightly from period to period.

NINE-MONTH PERIOD ENDED SEPTEMBER 29, 1996 VS. NINE-MONTH PERIOD ENDED OCTOBER 1, 1995

Net Sales

     Net sales for the nine-month period ended September 29, 1996 totaled $538.3 million, an increase of 13.5% over the corresponding period in 1995. Sales gains for the year-to-date period reflect volume gained through acquisitions (approximately $25.7 million) as well as volume growth in substantially all of the Company's products. U.S. Can has realized additional sales as a result of the MLI, Plastite, Hunter and Prospect acquisitions in 1995 and the AMS and CPI Group acquisitions in 1996.

Gross Income

     Gross income of $67.6 million for the first nine months of 1996 was $12.3 million, or 22.2%, higher than gross income for the first nine months of 1995. The AMS and CPI Group acquisitions and higher margins on certain products contributed to this increase. Gross margin increased to 12.6% of net sales in the first nine months of 1996 from 11.7% of net sales in the first nine months of 1995 despite a significant advance purchase of steel in late 1994 which resulted in the Company not realizing the full impact of the 1995 steel price increase in the first quarter of 1995. Volume gains with stable costs contributed to improved performance.

Operating Income

     The Company's operating income of $46.5 million for the first nine months of 1996 was $11.7 million, or 33.8%, higher than operating income for the first nine months of 1995. Income was favorably impacted by increased sales, improved margins and the effect of an overhead reduction program begun in late 1995. Operating income as a percent of net sales was 8.6% for the first nine months of 1996 as compared to 7.3% for the first nine months of 1995. The Company experienced a slight increase in selling, general and administrative expenses period to period. However, these expenses as a percent of net sales decreased from 4.3% of net sales in the first nine months of 1995 to 3.9% of net sales in the first nine months of 1996. Increased diversification into metal services, plastics and Europe is expected to temporarily restrain margin growth until those new operations are assimilated into the Company.

Interest and Other Expenses

     Interest expense on borrowings increased by approximately $1.1 million in the first nine months of 1996 as compared to the first nine months of 1995. The increase is a result of increased borrowing, primarily to finance the Company's acquisitions. Amortization of deferred financing costs and other expense remained flat in the first nine months of 1996 as compared to the first nine months of 1995.

Net Income

     Due to the factors discussed above, net income was $14.0 million, up 79.3%, in the first nine months of 1996. Primary earnings per share were $1.07 for the first nine months of 1996, compared to $0.61 per share in the first nine months of 1995. Weighted average shares outstanding increased slightly from period to period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements for operations, acquisitions and capital expenditures during the nine-month period ended September 29, 1996 were financed by internally generated cash flows and borrowings under the Revolving Credit Facility and the Acquisition Facility provided to U.S. Can under the Credit Agreement. For a more detailed discussion of the Credit Agreement, see Note (4) of the unaudited Notes to Condensed Consolidated Financial Statements. Net cash provided by operating activities decreased from $10.8 million for the first nine months of 1995 to $2.8 million during the same period in 1996. The decrease is primarily due to increases in accounts receivable and inventories as a result of higher sales. A similar increase in accounts payable and higher 1996 earnings partially offset the increase in current assets.

     On October 17, 1996, U.S. Can Corporation sold $275 million principal amount of 10 1/8% Notes in a private placement. Of the $268.1 million net proceeds to the Company from the offering, (i) approximately $109.7 million was deposited in an escrow account to be employed solely for the purpose of redeeming the Company's outstanding 13 1/2% Notes on or immediately after January 15, 1997, the first date for optional redemption thereof by the Company, and for paying all remaining interest thereon; (ii) approximately $67.3 million of the net proceeds were used to repay all outstanding indebtedness under the Acquisition Facility; and (iii) approximately $91.1 million of the net proceeds were used to repay a portion of the Revolving Credit Facility. Excluding principal payments due under the Revolving Credit Facility and redemption of the 13 1/2% Notes, scheduled principal payments for 1997 and 1998 are $21.1 million and $11.6 million, respectively.

     In early April 1996, the lenders under the Credit Agreement provided U.S. Can a temporary $10 million increase in the Revolving Credit Facility due to seasonal inventory requirements. In late April 1996, these lenders provided U.S. Can an additional temporary $20 million increase in the Revolving Credit Facility due to the acquisition of certain assets from Alltrista. In July 1996, the Company's lenders provided U.S. Can the Acquisition Facility to fund certain permitted acquisitions. All of these supplemental facilities were terminated on the closing date of the 10 1/8% Notes offering.

     In August 1996, the Company completed the acquisition of all of the outstanding stock of the CPI Group for approximately $15.0 million, subject to certain post-closing adjustments and potential future contingent payments which payments are not to exceed $1 million. The Company completed the USC Europe Acquisition on September 11, 1996. The purchase price included $52.8 million in cash and the assumption of net indebtedness totaling $5.8 million, subject to a post-closing adjustment for changes in working capital between April 30, 1996 and the closing of the USC Europe Acquisition. The cash portion of the purchase price for each acquisition was funded by the Acquisition Facility. For a more detailed discussion of these acquisitions, see Note (2) of the unaudited Notes to Condensed Consolidated Financial Statements.

     Under the terms of the Credit Agreement, $11,000,000 of the term loan had been repaid as of October 31, 1996. As of September 29, 1996, U.S. Can had borrowings of $193.4 million outstanding under the Credit Agreement, $11.7 million in letters of credit had been issued pursuant thereto, and $13.2 million of unused credit remained available thereunder. As of November 7, 1996, U.S. Can had borrowings of $34.0 million outstanding under the Credit Agreement, $11.7 million in letters of credit had been issued pursuant thereto, and $73.3 million of unused credit remained available thereunder. As of September 29, 1996, U.S. Can was in compliance with all restrictive covenants of the Credit Agreement and its other long-term debt agreements.

     Management believes that cash flow from operations, amounts available under its revolving lines of credit and proceeds from equipment financings should provide sufficient funds to meet short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. The Company believes it will be able to refinance the Revolving Credit Facility on or prior to maturity. If future strategic acquisition opportunities arise, the Company would expect to finance them though some combination of cash, stock and/or debt financing.

USC EUROPE

     As an indication of USC Europe's historic liquidity and capital resources, USC Europe's liquidity needs since January 1995 have principally been met through internally generated cash flows or advances from its previous owners. Working capital increased to $25.1 million as of June 30, 1996, from $24.4 million and $15.0 million as of December 31, 1995 and 1994, respectively. Net income plus depreciation and amortization charges and less the change in working capital amounted to $4.5 million and ($0.5 million) for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. Based on information provided to the Company by USC Europe's previous owners, capital expenditures for USC Europe were approximately $4.6 million, $8.5 million and $4.8 million for the six months ended June 30, 1996, and the years ended December 31, 1995 and 1994, respectively. Indebtedness of USC Europe decreased from $12.6 million as of December 31, 1994 to $10.8 million as of December 31, 1995 and $8.9 million as of June 30, 1996. Changes to the previous owner's net investment in USC Europe, excluding the effect of net income on such investment, was an increase of $11.2 million during the year ended December 31, 1995 and a decrease of $2.2 million during the six months ended June 30, 1996. Based on USC Europe's performance in the six months ended June 30, 1996, the Company expects that USC Europe will increase the Company's consolidated cash flows, enhance its liquidity and improve consolidated results of operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 30, 1996, the Company received a General Notice of Potential Liability from the EPA regarding the Master Metals, Inc. site in Cleveland, Ohio. The letter alleges that the Company is a PRP in that it generated hazardous materials disposed at the site. The Company is one of a number of PRPs and, as of the date of this Report, it is evaluating information regarding the site to determine the extent, if any, of its liability.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                                     INCORPORATION
EXHIBIT                                                                              BY REFERENCE
NUMBER                            DESCRIPTION OF DOCUMENT                           (IF APPLICABLE)
------    -----------------------------------------------------------------------   ---------------
   3.1    Restated Certificate of Incorporation of U.S. Can Corporation..........              *4.3
   3.2    Restated Certificate of Incorporation of United States Can Company.....              @3.1
   3.3    By-Laws of U.S. Can Corporation........................................              &4.1
   3.4    By-Laws of United States Can Company...................................              X3.3
   4.1    Amendment No. 8 to Credit Agreement, dated September 9, 1996...........
   4.2    Indenture for 10 1/8% Notes............................................
  10.1    Stock Purchase Agreement dated as of August 2, 1996, among U.S. Can,
          Irving A. Rubin, Robert Bonczyk and the other stockholders of the CPI
          Group..................................................................             **2.1
  10.2    Acquisition Agreement between the Company and Crown, dated as of August
          1, 1996................................................................             @@2.1
  10.3    Newnan, Georgia Lease..................................................
  10.4    Alliance, Ohio Lease...................................................
  99.1    Purchase Agreement for 10 1/8% Notes...................................
  99.2    Amended and Restated Escrow Agreement for 13 1/2% Notes................
  99.3    Registration Rights Agreement for 10 1/8% Notes........................
  27.1    Financial Data Schedule (EDGAR version only)...........................

-------------------------
 * Previously filed with Registration Statement on Form S-3 of the Corporation, filed on June 1, 1994 (Registration No. 33-79556).

** Previously filed with Form 8-K Current Report of the Corporation and U.S. Can, filed on August 9, 1996.

@ Previously filed with Form 10-K Annual Report of U.S. Can for the fiscal year ended December 31, 1992.

@@ Previously filed with Form 8-K Current Report of the Corporation and U.S. Can, filed on September 26, 1996.

& Previously filed with Registration Statement on Form S-8 of the Corporation, filed on March 23, 1994 (Registration No. 33-76742).

X Previously filed with Registration Statement on Form S-1 of U.S. Can, filed on November 1, 1991 (Registration No. 33-43734).

(b) U.S. Can Corporation and United States Can Company filed a joint report on Form 8-K concerning the CPI Group acquisition on August 9, 1996, a joint report on Form 8-K concerning the USC Europe acquisition on September 26, 1996, and a joint report on Form 8-K/A-1 including financial statements of the CPI Group and USC Europe, as well as unaudited pro forma condensed combined financials, on October 2, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            U.S. CAN CORPORATION

Date: November 13, 1996                     By       /s/ TIMOTHY W. STONICH

                                             -----------------------------------
                                                     Timothy W. Stonich
                                              Executive Vice President-Finance,
                                                 Chief Financial Officer and
                                                           Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: November 13, 1996                            /s/ TIMOTHY W. STONICH

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

                                            UNITED STATES CAN COMPANY

Date: November 13, 1996                     By       /s/ TIMOTHY W. STONICH

                                             -----------------------------------
                                                     Timothy W. Stonich
                                              Executive Vice President-Finance,
                                                 Chief Financial Officer and
                                                           Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: November 13, 1996                            /s/ TIMOTHY W. STONICH

                                            ------------------------------------
                                                     Timothy W. Stonich
                                             Executive Vice President-Finance,
                                                Chief Financial Officer and
                                                         Secretary

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
------   -------------------------------------------------------------------------------------
  4.1    Amendment No. 8 to Credit Agreement, dated September 9, 1996
  4.2    Indenture for 10 1/8% Notes
 10.3    Newnan, Georgia Lease
 10.4    Alliance, Ohio Lease
 99.1    Purchase Agreement for 10 1/8% Notes
 99.2    Amended and Restated Escrow Agreement for 13 1/2% Notes
 99.3    Registration Rights Agreement for 10 1/8% Notes
 27.1    Financial Data Schedule (EDGAR version only)