Form 10-K
period 1996-12-31
US CAN CORP
filed 1997-03-26
CIK 895726

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-21314

                              U.S. CAN CORPORATION
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   06-1094196
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                               900 COMMERCE DRIVE
                           OAK BROOK, ILLINOIS 60521
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (630) 571-2500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                         ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01.
                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of U.S. Can Corporation was approximately $158,775,156.

As of February 28, 1997, 12,995,230 shares of Common Stock were outstanding.
                         ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of U.S. Can Corporation's 1997 Proxy Statement are incorporated in Part III hereof by reference.
================================================================================

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Business....................................................      4
Item 2.     Properties..................................................     13
Item 3.     Legal Proceedings and Regulatory Matters....................     15
Item 4.     Submission of Matters to a Vote of Security Holders.........     16

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters....     16
Item 6.     Selected Financial Data.....................................     17
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     19
Item 8.     Financial Statements and Supplementary Data.................     27
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................     56

PART III
Item 10.    Directors and Executive Officers of the Registrant..........     56
Item 11.    Executive Compensation......................................     56
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     56
Item 13.    Certain Relationships and Related Transactions..............     56

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     56

                    INCLUSION OF FORWARD-LOOKING INFORMATION

     CERTAIN STATEMENTS UNDER THE CAPTIONS "BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E(I)(1) OF THE EXCHANGE ACT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHER THINGS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS AND MARKET CONDITIONS, CHANGES IN PRODUCT DEMAND, CHANGES IN COMPETITION, THE ABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS OR COMPLETE FUTURE ACQUISITIONS, INTEREST RATE FLUCTUATIONS, CURRENCY FLUCTUATIONS, DEPENDENCE ON RAW MATERIAL PRODUCERS, DEPENDENCE ON AND AVAILABILITY OF QUALIFIED PERSONNEL, CHANGES IN OR FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS INCLUDING ENVIRONMENTAL LAWS, ABILITY TO OBTAIN ADEQUATE FINANCING IN THE FUTURE AND OTHER FACTORS INDICATED IN THE COMPANY'S REGISTRATION STATEMENTS AND REPORTS (INCLUDING THIS REPORT). THESE IMPORTANT FACTORS MAY ALSO CAUSE THE FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS REPORT, INCLUDING BUT NOT LIMITED TO THOSE CONTAINED UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" TO BE MATERIALLY DIFFERENT FROM ACTUAL RESULTS ACHIEVED BY THE COMPANY. IN LIGHT OF THESE AND OTHER UNCERTAINTIES, THE INCLUSION OF A FORWARD-LOOKING STATEMENT HEREIN SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY THAT THE COMPANY'S PLANS AND OBJECTIVES WILL BE ACHIEVED.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     References in this Report to the "Company" mean U.S. Can Corporation and its subsidiaries, collectively, unless the context otherwise requires; and references to "U.S. Can" mean solely United States Can Company and, unless the context otherwise requires, does not include U.S. Can's foreign subsidiaries (collectively referred to as "USC Europe"). U.S. Can Corporation is a Delaware corporation, which owns all of U.S. Can's outstanding capital stock. The references in this Report to market positions or market share are based on information derived from annual reports, trade publications and management estimates which the Company believes to be reliable.

     The Company is a leading manufacturer of steel containers for personal care products and household, automotive, paint and industrial supplies, with four major product groups: (i) aerosol; (ii) paint and general line; (iii) metal services; and (iv) custom and specialty. The Company believes it currently has the number one or two market share in each of these product groups. The Company manufactures an expansive line of aerosol containers for consumer and household products in the United States and Europe. In paint, plastic and general line, U.S. Can produces metal and plastic, round and oblong containers, pails and drums for paints, coatings and industrial products. U.S. Can provides metal services including secondary steel, shearing, slitting, coating, and lithography of tin mill products for customers inside and outside of the container industry. U.S. Can manufactures a wide variety of custom and specialty tins, decorative containers and products.

     The Company conducts its principal business operations in the general packaging (non-food and non-beverage) segment of the metal container industry. Management believes that U.S. Can offers the widest range of aerosol, round, general line and specialty metal containers in the general packaging industry in the United States. Full-color, quality lithographed containers are available in a wide range of styles and sizes. The Company's aerosol cans, round and general line cans and custom and specialty and other containers are sold to many well-known consumer products manufacturers in the United States and Europe, including The Sherwin-Williams Company, S.C. Johnson & Son, Inc., The Gillette Company ("Gillette"), The Glidden Company, The Procter & Gamble Company, Reckitt & Coleman Inc. and Henkel Kommanditgeselschaft. These customers are among the largest customers of the Company.

                                    PRODUCTS

Aerosol

     The Company is the leader in sales of aerosol containers in the United States, accounting for more than one of every two aerosol cans sold domestically. Aerosol containers represent the Company's largest product line, accounting for approximately 45.6% of the Company's sales in 1996, and are used to package personal care, household, automotive, paint and various other products. The Company offers a wide range of aerosol containers in order to meet its customers' requirements, including stylized necked-in cans and barrier-pack cans used for products such as shaving gel.

     In September 1996, the Company completed the acquisition of the five aerosol can businesses comprising USC Europe from Crown Cork & Seal Company, Inc. ("Crown") for $52.8 million and assumption of net indebtedness of $5.8 million (collectively, the "USC Europe Acquisition"). A working capital adjustment of at least $1.7 million is expected to be made in favor of the Company, reducing the net cash paid to approximately $51.1 million. This acquisition included manufacturing operations in the United Kingdom, France, Spain and Germany and the aerosol can manufacturing equipment and assets from a Crown facility in

Italy. USC Europe produced approximately 24% of all steel aerosol cans sold in Europe in 1996, and, as a group, constituted the second largest manufacturer of steel aerosol cans in Europe. The Company's agreement with Crown to purchase USC Europe contains a non-competition provision which materially restricts Crown's ability to compete for USC Europe's customers prior to September 11, 1997.

     Separately, the Company commenced development of a new aerosol container manufacturing facility in Merthyr Tydfil, Wales, in part to service a long-term purchase commitment from Gillette. In October 1996, U.S. Can received written confirmation of Gillette's intention to purchase certain annual unit volumes of aerosol cans from U.S. Can, including U.S. Can's European operations, through 1998, with the option to extend for an additional period, subject to price adjustment for actual volumes purchased. U.K. Can, Ltd. (one of the USC Europe companies) has acquired a 320,000 square-foot facility in Merthyr Tydfil, for the establishment of this new manufacturing facility. It is not U.S. Can's policy to have any plant devoted exclusively to one customer and management plans to service other customers from this facility. Prior to this long-term commitment, neither U.S. Can nor USC Europe supplied Gillette in Europe. The Company expects to begin manufacturing at Merthyr Tydfil in mid-1997.

Paint and General Line

     Paint and general line containers, which include containers such as round cans for paint and coatings, oblong cans for products such as turpentine and charcoal lighter, and pails and other containers for industrial and consumer products, accounted for the second largest portion of the Company's sales, approximately 26.8%, for 1996. Management estimates that U.S. Can is second in market share in the United States, on a unit volume basis, in steel round and general line containers. U.S. Can produced approximately 42% of all steel round and general line containers sold in the United States during 1996. In September 1996, U.S. Can entered into a container supply agreement with a major coatings customer. Under this agreement, this customer purchases round containers for its plants in several locations throughout the United States. This customer has agreed to purchase certain estimated quantities of round containers per contract year. This agreement extends until March 2001, subject to termination for material breach by either party. Under this agreement, prices and volumes may be adjusted due to changes in certain raw materials cost, certain competitive offers and/or availability of new types of containers. U.S. Can has established a paint and general line manufacturing facility in the Dallas, Texas area to accommodate the increased demand of this customer. Other customers are also serviced from this plant. U.S. Can's largest customers for its paint and general line containers include Sherwin-Williams and Glidden.

     U.S. Can has expanded into plastic container manufacturing to offer its customers a wider choice of packaging options. In 1995, U.S. Can purchased Plastite Corporation ("Plastite"), whose proprietary product line of plastic containers makes U.S. Can the nation's largest producer of plastic paint cans for customers such as PPG Industries, Inc. In August 1996, U.S. Can acquired CPI Plastics, Inc., CP Ohio, Inc. and CP Illinois, Inc. (collectively, the "CPI Group") for approximately $15.1 million, expanding U.S. Can's plastic container line and customer base. As a result of these acquisitions, U.S. Can now produces molded drums, pails and other plastic containers and products, and has added new customers, including Olin Corporation ("Olin"), a maker of swimming pool chemicals, petrochemical producers Shell Oil, Valvoline International, Inc., and Texaco, Inc., and other well known companies, such as United States Gypsum Co., whose products utilize plastic packaging. Plastic products accounted for approximately 2.1% of the Company's sales in 1995 and 4.0% of the Company's sales in 1996.

Metal Services

     Management believes that the Company is the leading supplier of metal coating and decorating to third party customers in the United States. The Company's metal services operations also provide secondary steel and other tin mill services for customers inside and outside of the container business. The Company operates full service metal decorating and service facilities serving a variety of customers including Ross Laboratories, Houston Foods Co., and Golden Harvest, as well as companies within the container and packaging industry, including Silgan Containers Corp., Ball Corporation and White Cap, Inc. Revenues from metal services accounted for approximately 10.0% of the Company's sales in 1995 and approximately 13.0% in 1996. The

Company provides customers with the advantages of quality lithography, large press size, substantial experience in metal coating and lithography, coupled with operational advantages, including significant capacity and convenient geographic positioning that allow the Company to be sensitive to delivery costs and time constraints. In April 1996, the Company more than doubled its metal services business, on a pro forma basis, through the acquisition of Alltrista Metal Services ("AMS"), a division of Alltrista Corporation ("Alltrista"), which had 1995 sales of approximately $88 million. In connection with the AMS acquisition, the Company entered into a long-term agreement to supply tin plate to Alltrista's home canning business.

Custom and Specialty

     The Company significantly increased its presence in the custom and specialty products market in 1994 through acquisitions and has expanded its product lines to include a wide array of functional and decorative containers and tins, caps and closures, and metal housewares and collectible items, serving customers such as Wyeth Laboratories, Keebler Co. Inc. and Wal-Mart Stores, Inc. Included in this line are hermetic containers and slipcover tins of both three-piece and seamless construction, manufactured in round and off-round configurations; standard and custom closures, fitments, and stampings; and metal trading cards, posters, serving trays, canister sets, dust pans and waste baskets. In 1996, custom and specialty products experienced a significant expansion in the highly customized promotional container market (e.g., metal packaging for Liz Claiborne's Curve product line and Fossil accessories) and growth in its licensed product operations (e.g., Norman Rockwell and The Saturday Evening Post products). The Company believes it offers the industry's widest range of custom and specialty products, enabling it to compete as a full service metal decoration and specialty products provider with a large number of manufacturers, none of which competes across the Company's entire product spectrum. Custom and specialty contributed sales of approximately $77 million or 9.7% of the Company's sales in 1996.

Engineering Center

     The Company acquired the Orlando Machine Engineering Center ("OMEC") in 1994. OMEC manufactures a full line of Callahan manufacturing machinery and a variety of other new can manufacturing equipment ranging from small bench model seamers to large production presses, as well as specialized equipment such as water testers and compound lining machines. OMEC also offers a wide range of value-added, rebuilt can-making machinery, including feeders, slitters, flangers, seamers, liners, presses and scroll shears. OMEC utilizes the latest in computer-controlled technology to design and build high quality tool and die sets for the can industry, and is a leading supplier of quality spare parts for the Callahan line, Bruderer and Bliss presses, Angelus seamers and many other packaging equipment lines. OMEC's extensive capabilities allow U.S. Can to perform in-house overhaul, repair and engineering support services formerly contracted to outside machine shops.

                              RECENT DEVELOPMENTS

     In January 1997, U.S. Can acquired certain assets from Owens-Illinois Closure Inc. ("O-I") for cash consideration of $10 million, which is subject to adjustment based upon the actual value of the inventory acquired and potential contingent payments of up to $1.5 million based upon realization of certain new business which O-I was seeking at the time of the acquisition. The assets acquired by U.S. Can include machinery, equipment, inventory and raw materials of O-I's Erie, Pennsylvania metal business. O-I will operate these lines for up to one year, pending relocation into one or more of U.S. Can's plants. U.S. Can and O-I also entered into a one-year supply agreement whereby O-I will supply all of U.S. Can's requirements of liner material for the unishell closures manufactured on the Erie metal lines.

     In December 1996, U.K. Can, Ltd. entered into (and U.S. Can guaranteed) a $30 million credit agreement with General Electric Capital Corporation, to finance (and secured by) the land, building and equipment comprising the Merthyr Tydfil aerosol can manufacturing facility.

     The Company executed a lease in December 1996 for a building in Voghera, Italy for the relocation of aerosol can manufacturing assets from a Crown facility in Italy. The Company has taken occupancy of the building and anticipates commencement of manufacturing capability at this location during the second quarter of 1997.

     In October 1996, the Company issued $275 million of 10 1/8% Senior Subordinated Notes due 2006 (the "Notes") in a private placement. Net proceeds from the issuance of the Notes were $268.1 million, $158.4 million of which were used to partially repay amounts borrowed under U.S. Can's bank credit agreement (the "Credit Agreement") and $109.7 million of which were placed in an escrow account and used in January 1997 to redeem U.S. Can's $100 million of 13 1/2% Senior Subordinated Notes due 2002 (the "13 1/2% Notes") at a premium and pay the related accrued interest on the 13 1/2% Notes. In March 1997, the Company completed a registered exchange offer, exchanging all of the Notes for Series B 10 1/8% Senior Subordinated Notes due 2006 (the "Exchange Notes"). The Exchange Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Notes, except that holders of Exchange Notes generally will not be entitled to registration rights. Both the Notes and Exchange Notes have been issued under the indenture (the "Indenture") dated as of October 17, 1996, among the Company, U.S. Can and Harris Trust and Savings Bank, as trustee. For a more complete description of the Exchange Notes and the Indenture, see Note (5) of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

                                  ACQUISITIONS

     The Company was formed in 1983 through the purchase of the container division of Sherwin-Williams by an investor group led by William J. Smith, the Company's Chairman, President and Chief Executive Officer. Strategic acquisitions were a major element of the Company's historic growth strategy. The Company more than doubled its sales in its first four years by acquiring the aerosol manufacturing facilities of Southern Can Company and the general packaging business of Continental Can Company, USA, Inc. ("CCC").

     Since 1983, the Company has completed a total of 23 acquisitions. Initially the Company's acquisition strategy focused on aerosol and paint and general line can-making operations. More recently, growth has focused on expanding into related products and line extensions as well as new market areas. These acquisitions have strengthened and expanded the Company's product lines and geographical presence and have enabled it to serve the needs of an expanding list of major customers. The Company's management has consistently been able to improve the operating margins of acquired businesses through consolidation, operating synergies, cost reduction and increased manufacturing efficiency.

     The Company has, for the past several years, realized additional sales as a result of its significant acquisition activity. While the Company has historically aggressively sought acquisitions to implement its growth strategies, these objectives have largely been met with the consummation of the acquisitions in 1996. However, the Company plans to continue to evaluate and selectively pursue acquisitions which it believes are strategically important to meeting its customers needs, attracting new customers, adding new products, complementing its existing business and expanding its geographic reach.

     The following table lists the Company's acquisitions since 1983 all of which were consummated by the Company's United States operating entity, U.S.
Can:

  YEAR
COMPLETED             BUSINESS OR ASSETS ACQUIRED                      PRODUCT LINES           PURCHASE PRICE
---------             ---------------------------                      -------------           --------------
 1985       #    Southern Can Company                         Aerosol                          $32.0 million(1)
 1986       *    General Can Company -- Alsip                 Paint and General Line           $ 0.4 million
 1987       #    CCC General Packaging Business               Aerosol/Paint and General Line   $65.0 million(2)
 1988       *    General Can                                  Custom and Specialty             $ 1.1 million
 1992       *    ANC--Sparrows Point                          Metal Services                   $ 7.3 million
 1992       *    Fein Container Corporation                   Paint and General Line           $ 7.0 million
 1992       *    ANC--General Packaging                       Aerosol/Paint and General Line   $14.7 million
 1993       *    Olsher Metals Processing Corporation         Metal Services                   $ 8.8 million(1)
 1993       *    Spencer Containers, Inc.                     Custom and Specialty             $ 0.1 million
 1994       @    Steeltin Can Corporation                     Custom and Specialty/ Metal      $20.7 million(1)
                                                               Services/Paint and General
                                                               Line
 1994       *    Alsip facility from Ball Corporation         Metal Services                   $ 4.6 million
 1994       *    Midwest Can Company                          Oblong Containers                $ 0.5 million
 1994       #    Ellisco, Inc.                                Custom and Specialty/ Metal      $32.2 million
                                                               Services
 1994       #    Rollason Engineering and Manufacturing,      Equipment Overhaul/ Repair       $ 1.4 million(3)
                 Inc.                                          Packaging Industry
 1994       *    Grafco Industries, L.P.                      Custom and Specialty             $ 1.1 million
 1995       #    Metal Litho International                    Metal Services                   $14.3 million(1)
 1995       *    Prospect Industries Corporation              Paint and General Line           $ 8.8 million
 1995       #    Hunter Container Corporation                 Custom and Specialty             $ 6.5 million(1)
 1995       #    Plastite Corporation                         Plastics                         $ 7.3 million(4)
 1996       *    AMS                                          Metal Services                   $14.9 million(5)
 1996       #    CPI Group                                    Plastics                         $15.1 million(6)
 1996       @    USC Europe                                   Aerosol                          $52.8 million(7)
 1997       *    Erie Metal Business from Owens-Illinois      Custom and Specialty             $10.0 million(8)
                 Closures, Inc.

-------------------------
*   Indicates acquisition of assets of the business by U.S. Can.

# Indicates acquisition of stock of the entity. In all cases of stock acquisitions, except USC Europe, the entities were subsequently merged into the purchasing entity, U.S. Can. USC Europe which is comprised of individual operating entities in each country (United Kingdom, France, Germany, Spain and Italy), is operated as a group of wholly-owned direct and indirect subsidiaries of U.S. Can.

@ Indicates acquisition of stock of an entity together with additional asset acquisition by U.S. Can.

(1) Included assumption of debt in conjunction with acquisition.

(2) Included $55.0 million face amount of Class 1 Preferred Stock of the
    Company.

(3) Included $1.0 million in the Company's Common Stock and assumption of debt in conjunction with acquisition.

(4) Plus future contingencies not to exceed $2.5 million in the aggregate.

(5) In a related transaction, U.S. Can purchased inventory from Alltrista for approximately $8.0 million on an installment basis.

(6) Plus future contingencies not to exceed $1.0 million in the aggregate.

(7) Included assumption of $5.8 million in net indebtedness and subject to a post-closing adjustment for changes in working capital from April 30, 1996 to September 11, 1996, the closing date of the USC Europe Acquisition. The post-closing adjustment is expected to be at least $1.7 million in favor of the Company, reducing the net cash paid to approximately $51.1 million.

(8) Subject to a post-closing adjustment for inventory acquired plus future contingencies not to exceed $1.5 million in the aggregate.

                                     SALES

     The Company's sales are derived from five major groupings: (i) aerosol cans, (ii) paint and general line containers, (iii) metal services, (iv) custom and specialty products and (v) international. The following table sets forth the percentage of sales contributed by each of these areas for each of the last three fiscal years:

                                                       1994       1995       1996
                                                       ----       ----       ----
Aerosol..............................................  56.6%      50.8%      45.6%
Paint and general line (including plastic)...........  28.7       28.2       26.8
Metal services.......................................   5.3       10.0       13.0
Custom and specialty products, and other.............   9.4       11.0       10.2
International........................................    --         --        4.4

                                   CUSTOMERS

     As of December 31, 1996, in the United States, the Company had approximately 9,000 customers for its products, as compared to approximately 6,600 and 6,500 customers as of December 31, 1995 and 1994, respectively. The Company's 10 largest customers accounted for approximately 32.2% of sales for 1996, and 33.3% and 35.1% of sales in 1995 and 1994, respectively. No single customer accounted for more than 10% of the Company's sales during 1996, 1995 or 1994.

     In accordance with industry practice, the Company enters into one-year or multi-year supply agreements with its major customers. These agreements specify the number of containers a customer will purchase (or the mechanism for determining such number), pricing, volume discounts (if any) and, in the case of many of the Company's multi-year supply agreements, a provision permitting the Company to pass through announced price increases in certain raw material costs.

     In the United States, U.S. Can markets its products primarily through a sales force comprised of inside and outside sales representatives. Beginning in 1994, the sales force was organized to reflect the Company's increased presence in Metal Services and Custom and Specialty Products and is now comprised of five groups--the Aerosol Sales group, the Paint and General Line Sales group, the Metal Services Sales group, the Custom and Specialty Sales group and the OMEC sales group. In total, as of February 1, 1997, the Company had 63 outside sales representatives and 58 inside sales representatives working in the domestic market. In Europe, USC Europe has an experienced sales force in all five countries. The Company has eight inside sales representatives and eight outside sales representatives working in Europe. Management believes that its experienced sales force with extensive customer relationships is a significant competitive advantage.

     As of December 31, 1996, the amount of domestic open orders from customers (backlog) was approximately $58.8 million. As of December 31, 1995, such backlog was approximately $54 million. The Custom and Specialty Products line tends to be slightly more seasonal than the aerosol, round and general lines but, as a whole, U.S. Can's backlog does not vary to any material degree because of seasonality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

                                 RAW MATERIALS

     The Company's principal raw materials are tin-plated steel ("tin plate") and coatings and inks used to print its customers' designs and logos onto the tin plate. U.S. Can purchases tin plate principally from domestic steel manufacturers, with a minor portion purchased from Asian and European mills. Both U.S. Can and USC Europe primarily rely on local mills to satisfy their plants' tin plate requirements, but may also buy tin plate from other suppliers. Tin plate accounted for approximately 85% of U.S. Can's total raw material purchases in 1996. Periodically, U.S. Can's major suppliers announce increases in prices for tin plate and, in September 1996, they announced an increase of 2 3/4% in the price of tin plate, effective January 5, 1997. Historically, U.S. Can has been able to negotiate lower price increases than those announced by its major suppliers. However, there can be no assurance that U.S. Can will be successful in negotiating lower price increases with respect to future price increases. Many of U.S. Can's multi-year supply agreements with its customers permit it to pass through announced price increases in certain raw material costs. However, historically, U.S. Can has not always been able to immediately offset increases in tin plate prices with price increases on its products.

     The Company believes that adequate quantities of tin plate will continue to be available from steel manufacturers. The individual suppliers of raw materials accounting for more than 10% of the total steel used by U.S. Can in 1996 were USX's U.S. Steel group, Weirton Steel Corporation and LTV Corporation. The percentage of total raw materials supplied to U.S. Can by each of these suppliers ranged from approximately 25% to approximately 32% for the year ended December 31, 1996.

     Periodically, USC Europe's major suppliers have announced price increases for tin plate. Historically, Crown and its subsidiaries have on occasion been able to negotiate lower price increases and/or later effective dates than those announced by their major suppliers. However, there can be no assurance that USC Europe will be successful in negotiating lower price increases or later effective dates with respect to future price increases, if any. Although supply agreements with customers often permit USC Europe to pass on announced raw material cost increases in form of higher prices, USC Europe has not always been able to fully offset increases in tin plate prices.

     The Company has not historically entered into written supply contracts with steel makers and believes that other can manufacturers follow the same practice. The Company allocates its purchases among steel makers on the basis of price and performance, and uses a structured quality and service rating system which monitors each supplier's performance on a monthly basis. Typically, the Company reaches an oral agreement with each of its domestic tin plate suppliers on the volume of the Company's purchases and pricing once per calendar year, based on good faith estimates. Pricing is subject to renegotiation if the steel maker's raw material costs increase or decrease. Since the inception of the Company, the annual steel price agreements have not been renegotiated for any reason. Agreements with foreign steel makers are substantially similar.

     The Company's second largest raw material expense is for coatings and inks, which are used to print designs and logos onto the tin plate prior to assembly. Coatings and inks accounted for approximately 9% of U.S. Can's raw material costs in fiscal year 1996 and are purchased from indigenous suppliers. Based on the ready availability of these materials in the past and the number of manufacturers which continue to make these products, management does not anticipate any lack of availability of coatings and inks in the foreseeable future.

     The Company's plastic products are produced from two main types of resin, which is a petroleum or natural gas product. High density polyethylene resin is used to make pails, drums and agricultural products. 100% post-industrial and consumer use, recycled polyethylene or polypropolene resin is used in the production of the Plastite line of paint cans. The price of resin fluctuates significantly and management believes that it is standard industry practice, as well as the Company's contractual right/obligation in many of its supply agreements, to pass on increases and decreases in resin prices to the customer.

LABOR

     As of February 1, 1997, in the United States, the Company employed approximately 4,065 salaried and hourly employees. At that date, there were 2,477 employees who were members of various labor unions, including the United Steelworkers of America ("USWA"), the International Association of Machinists ("IAM"), Local 810 of the Steel, Metals, Alloys and Hardware Fabricators and Warehousemen (affiliated with the International Brotherhood of Teamsters ("Teamsters")), the Sheet Metal Workers of America ("SMWA"), Graphic Communications International Union ("GCIU"), International Leather Goods,

Plastic, Novelty and Service Workers Union ("ILGPNSWU"), and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO ("IUE"). Unionized employees constitute approximately 61% of the Company's total workforce. The labor agreement with a local unit of the USWA, covering approximately 240 employees at the Hubbard, Ohio facility, was ratified in early March 1996. A new agreement with the IAM, covering approximately 80 employees at U.S. Can's Racine, Wisconsin facility, was completed in March 1996. In September 1996, the Company completed negotiations with the ILGPNSWU, Local No. 359 at its Newnan, Georgia plant for the renewal of a labor agreement covering approximately 95 employees. In December 1996, the labor agreement with the USWA, covering approximately 419 employees at the Elgin, Illinois plant, was extended to June 2001. The Company concluded negotiations at its Midwest Litho Center in Alsip, Illinois, to discontinue its operations involving the GCIU's unit of approximately 20 employees. At that same facility, negotiations are underway to renew the extended agreement with the Teamsters bargaining unit of about 72 employees which expired in January 1997. The Company has begun negotiations with the USWA at the Chicago Metal Services plant to renew an agreement covering approximately 100 employees scheduled to expire in March 1997. The Company's labor agreement with a local unit of the GCIU, covering approximately 83 employees at the Trenton, New Jersey Litho Center, was renewed for a three-year period commencing in March 1996. The labor agreement with the USWA, covering approximately 100 employees at the Columbiana, Ohio plant, was renewed for three years in April 1996.

     USC Europe employed approximately 650 people at the end of 1996. The Company believes that its workforce is skilled and committed, as demonstrated over the last five years by increasing productivity and very limited work stoppage due to labor disputes. The workforce is trained in industry-best practices, combining the skills and know-how of recent can-making developments from leaders in aerosols on both sides of the Atlantic and is, therefore, one of the most valuable assets of USC Europe. In line with common European practices, all plants are unionized. The management of the Company believes that labor relations are excellent at all plants. Each of USC Europe's plants is managed by an experienced management team, comprising in most cases a managing director, plant manager, sales manager and finance manager.

     In the United States, the Company has followed a labor strategy designed to enhance its flexibility and productivity through constructive relations with its employees and collective bargaining units. Elements of this strategy have included implementation of flexible staff schedules, plant-level profit sharing plans and plants staffed entirely by salaried workers. Management believes the 401(k) plan first negotiated at U.S. Can's Elgin, Illinois plant is unique in the packaging industry and provides incentives for local performance, while reducing the Company's exposure to defined benefit plan costs traditionally bargained for by unions. During the last four years, the Company has expanded this plan to include local bargaining units at several of its domestic plants.

     Management believes the Company and its employees have benefited from dealing directly with local unions in order to tailor their contracts to local employee issues. In the future, management intends to negotiate separately with the unions at acquired plants to reach individual site contracts with the respective local bargaining units. This policy has the effect of staggering renewal negotiations with the various bargaining units. Management believes the Company's relations with its employees and their collective bargaining units are generally good, as evidenced by the fact that the Company has had only two work stoppages in its history: a five-day work stoppage at the Horsham, Pennsylvania facility in November 1992, and a one-day work stoppage at the now-closed San Leandro, California facility in June 1988.

COMPETITION

     The principal methods of competition in the general packaging industry are price, quality and service. The Company believes that it competes favorably in each of these areas. The Company can also compete more effectively by reducing manufacturing costs and enhancing operating efficiencies through investments in capital equipment and technology. Price competition in the industry is vigorous and limits the Company's ability to increase prices. Generally, customers of all general line containers are demanding more consistent product availability with shorter lead times. Because aerosol cans are used for personal care, household and other packaged products, and because they are pressurized, aerosol cans are more sensitive to quality, can decoration and other consumer-oriented features than paint and general line containers.

     Competition has increased in the general packaging industry as a result of mature markets, customer consolidations and consolidation within the container industry. In steel aerosol containers, U.S. Can competes primarily with Crown and BWAY Corporation. Crown is larger and has greater financial resources than the Company. USC Europe competes in the steel aerosol market with the combined Crown/CarnaudMetalbox operations (subject to the terms of a one-year non-compete, summarized below), the German container manufacturer, Schmalbach-Lubeca/Continental Can Europe (which has announced it will be acquired by Viag), the German aerosol manufacturer, Staehle, and a group of other smaller regional producers. Domestically, U.S. Can also competes with Advanced Monobloc and two other smaller firms which manufacture aluminum aerosol containers. In Europe, USC Europe competes with aluminum aerosol container manufacturers, Alusuisse-Lonza Holding AG/Boxal and Pechiney International, S.A./Cebal.

     The USC Europe Acquisition represented the sale by Crown of various aerosol operations in Europe, which sale was mandated by the stipulation of the European Economic Communities European Merger Task Force in connection with Crown's merger with CarnaudMetalbox. The mandate provides various conditions to the terms of the sale by Crown, including limitations on competition for customers of the various aerosol operations. Thus, in compliance with the terms of the stipulation, the terms of the Company's agreement with Crown to purchase USC Europe include a non-compete. For one year, Crown is prohibited from competing for the business of customers who were, prior to the purchase, served by USC Europe to the extent that such competition would lessen the volume of products historically purchased from USC Europe by such customers. Excepted from this non-compete are customers who, with the approval of the Commission of European Communities and in good faith, decline to purchase aerosol cans from USC Europe.

     In paint and general line, the Company competes primarily with BWAY Corporation and one smaller, private firm. The Company's products also face competition from aluminum, glass and plastic containers. In 1995, the Company entered the plastic container line through the acquisition of Plastite. In 1996, the Company expanded its plastics operations by acquiring the CPI Group.

     Because shipping costs associated with the delivery of cans from outside North America would add a major additional component of cost, the industry has historically had relatively little competition from offshore manufacturers. Management believes that this condition is unlikely to change in the foreseeable future. Management also believes that, due to the substantial transportation costs involved in shipping empty cans over long distances, its large number of facilities and their strategic locations near customers are a major competitive advantage.

     Management believes that the following factors benefit the Company from a competitive standpoint: (i) reputation for quality and service; (ii) strategically located manufacturing facilities and a strong sales force; (iii) substantial capital investment in new technology such as necked-in and barrier package designs, high-speed presses and assembly equipment, and computer-controlled lithography; (iv) quality control systems, including statistical process control and electronic "vision" error detection; (v) breadth of product line; (vi) in-house decorating and lithography capacity; and (vii) a successful domestic labor strategy.

     Custom and specialty products compete with a large number of container manufacturers and closure suppliers; it does not compete across its entire product spectrum with any single company. Competition is based principally on price, quality and service, geographical proximity to customers and production capability, with varying degrees of intensity according to the specific product category. The Company believes it has the ability to compete favorably in each aspect of the custom and specialty business as market conditions may require.

     Metal services divides its business into metal decorating and tin mill services. In metal decorating, metal services competes with a few smaller metal decorating firms and the litho operations of the other major can companies. The tin mill service center market is fragmented and shared by a large number of firms. Management believes the Company's investment in litho capacity and technology, reputation for quality, experience in metal decorating and strategically located plants provide the Company with significant advantages relative to its competitors.

ITEM 2. PROPERTIES

     The Company has 39 manufacturing facilities located in 12 states in the U.S. and in five countries abroad, many of which are strategically positioned near principal customers and suppliers. In Europe, USC Europe has production locations in the five largest regional markets, including the United Kingdom, France, Spain, Italy and Germany. The following table sets forth certain information with respect to these plants as of February 28, 1997.

        LOCATION               SIZE          STATUS                      FUNCTION
        --------               ----          ------                      --------
UNITED STATES
Elgin, IL...............  481,346 sq. ft.     Owned      Manufacture and assembly of a full range
                                                         of aerosol cans, round gallons and oblong
                                                         cans of all sizes.
Chicago, IL.............  266,269 sq. ft.     Owned      Steel slitting and shearing, coating and
                                                         lithography.
Tallapoosa, GA..........  228,080 sq. ft.     Owned      Manufacture and assembly of a full range
                                                         of aerosol cans and round gallons.
Commerce, CA............  215,860 sq. ft.    Leased      Manufacture and assembly of aerosol cans,
                                                         oblong cans and round quarts and gallons.
Sparrows Point, MD......  211,670 sq. ft.    Leased      Steel shearing, coating and lithography.
Glen Dale, WV(1)........  210,000 sq. ft.     Owned      Manufacture of metal caps and closures,
                                                         and custom and specialty products.
Burns Harbor, IN........  190,000 sq. ft.    Leased      Steel shearing, coating and lithography.
Hubbard, OH.............  174,970 sq. ft.     Owned      Manufacture and assembly of a full range
                                                         of round and general line cans.
Baltimore, MD...........  150,000 sq. ft.    Leased      Assembly of round cans.
Horsham, PA.............  132,000 sq. ft.     Owned      Assembly of aerosol cans and manufacture
                                                         of ends.
Racine, WI..............  130,000 sq. ft.     Owned      Assembly of aerosol cans.
Brookfield, OH..........  129,900 sq. ft.    Leased      Steel slitting, shearing and processing.
Green Bay, WI...........  127,000 sq. ft.    Leased      Assembly of aerosol cans.
Baltimore, MD
  (Steeltin Plant)......  123,000 sq. ft.     Owned      Assembly of specialty cans.
Columbiana, OH..........  121,000 sq. ft.    Leased      Manufacture of custom and specialty
                                                         products.
Morrow, GA..............  110,160 sq. ft.    Leased      Manufacture of plastic containers.
Weirton, WV.............  108,000 sq. ft.    Leased      Steel shearing, coating and lithography.
North Brunswick, NJ.....  106,326 sq. ft.    Leased      Manufacture and assembly of steel pails.
Danville, IL(2).........  100,000 sq. ft.     Owned      Assembly of aerosol cans and manufacture
                                                         of ends.
Wheeling, WV............  100,000 sq. ft.    Leased      Manufacture of metal caps and closures.
Trenton, NJ.............   98,700 sq. ft.    Leased      Steel shearing, coating and lithography.
Newnan, GA..............   95,000 sq. ft.    Leased      Manufacture of plastic pails and other
                                                         products.
Fern Park, FL...........   90,081 sq. ft.    Leased      Manufacture and overhaul of packaging
                                                         equipment and parts.
Alsip, IL
  (Midwest Litho
  Center)...............   90,000 sq. ft.     Owned      Steel shearing and coating.
Dallas, TX..............   87,000 sq. ft.     Owned      Manufacture of round cans.
Vernalis, CA............   74,000 sq. ft.    Leased      Manufacture of custom and specialty
                                                         containers.
Alsip, IL...............   64,349 sq. ft.    Leased      Assembly of round flat-top and screw-neck
                                                         cans.
Warren, OH..............   58,000 sq. ft.    Leased      Coating and lithography.
Alliance, OH............   52,000 sq. ft.    Leased      Manufacture of plastic products.
Baltimore, MD
  (Columbia
  Specialty)............   45,000 sq. ft.    Leased      Manufacture of specialty tins and
                                                         components.

        LOCATION               SIZE          STATUS                      FUNCTION
        --------               ----          ------                      --------
Jerseyville, IL.........   24,000 sq. ft.    Leased      Manufacture of plastic products.
New Castle, PA..........   22,750 sq. ft.     Owned      Coating and lithography.
Tallapoosa, GA..........   21,400 sq. ft.     Owned      Sporri Development Center; assembly of a
                                                         variety of specialty cans, including
                                                         small-size aerosol cans.
EUROPE
Merthyr Tydfil, UK......  320,000 sq. ft.    Leased(3)   Manufacture and assembly of aerosol cans.
Southall, UK............  253,000 sq. ft.     Owned      Manufacture and assembly of aerosol cans.
Laon, France............  220,000 sq. ft.    Leased      Manufacture and assembly of aerosol cans.
Reus, Spain.............  182,250 sq. ft.     Owned      Manufacture and assembly of aerosol cans.
Tredegar, UK............   90,350 sq. ft.     Owned      Steel shearing and coating operations.
Voghera, Italy(4).......   45,200 sq. ft.    Leased      Assembly of aerosol cans.
Schwedt, Germany........   35,500 sq. ft.    Leased      Assembly of aerosol cans.

-------------------------
(1) Purchased July 31, 1996; expected date of manufacturing capability is mid-1997.

(2) Subject to a mortgage in favor of The First National Bank of Danville.

(3) The property at Merthyr Tydfil is subject to a 999-year lease with a pre-paid option to buy which becomes exercisable in January 2007. Up to that time, the landowner may require the Company to purchase the property for a payment of 1 pound British Sterling.

(4) Lease executed on December 18, 1996. The Company has taken occupancy of this building and expects manufacturing to begin during the second quarter of 1997.

     Currently, the Company's facility under construction at Merthyr Tydfil is subject to a pledge of the leasehold interests and personal property located thereon to secure amounts outstanding under a credit agreement entered into with General Electric Capital Corporation on December 20, 1996. The Company's facility in Laon, France is subject to a pledge of the leasehold interests pursuant to a lease financing arrangement with Sogaibail, S.A.

     In addition to its manufacturing facilities, the Company owns approximately 22 acres of undeveloped land in Raeford, North Carolina; leases 37,734 square feet of office space in Oak Brook, Illinois to house its corporate headquarters; leases approximately 102,400 square feet of office and warehouse space in Baltimore, Maryland to house a custom and specialty sales office and distribution center; and leases approximately 58,200 square feet of office and warehouse space in Saddle Brook, New Jersey to house East Coast aerosol and paint and general line sales and a general line distribution center. The Company owns an additional building in Saddle Brook, where manufacturing operations were formerly conducted, a 118,000 square-foot building in Philadelphia, Pennsylvania, which is under contract for sale, a 145,000 square-foot building in Baltimore, Maryland, where AMS conducted metal service operations, a 40,000 square-foot space in Benecia, California, which is available for sub-lease, and a 68,000 square foot building in Trussville, Alabama, which is under contract for sale.

     Management believes the Company's facilities are adequate for its present needs and that its properties are generally in good condition, well-maintained and suitable for their intended use. All of the manufacturing plants described in the table above (other than Glen Dale, WV and Voghera, Italy) are operating in regular service with one or more shifts per day. The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

     In July 1996, the Company completed its acquisition of a facility in Glen Dale, West Virginia for the transfer of its manufacturing operations currently located in Wheeling, West Virginia. In January 1997, the Company acquired certain assets from O-I which include machinery, equipment, inventory and raw materials of O-I's Erie, Pennsylvania metal business. O-I will operate these lines for up to one year, pending relocation. The Company plans to transfer manufacturing capabilities from O-I's Erie plant to Glen Dale.

ITEM 3. LEGAL PROCEEDINGS AND REGULATORY MATTERS

     The Company is involved in a number of legal proceedings arising in the ordinary course of business. Management does not believe that these proceedings will have a material adverse effect on the business or financial condition of the Company either individually or in the aggregate. In addition, the Company is involved in the following matters.

     On February 28, 1995, Continental Holdings Inc. ("CHI"), an affiliate of Peter Kiewit Sons', Inc. ("Kiewit"), filed a Complaint against U.S. Can and others in the United States District Court, District of New Jersey, asserting claims based upon alleged indemnity obligations of U.S. Can to Kiewit, as successor in interest to CCC, arising from the 1987 acquisition by U.S. Can of the general packaging business of CCC. These alleged indemnity obligations relate to environmental liabilities, reimbursable insurance deductibles and reinsurance amounts, and certain personal injury and employment discrimination claims. The Complaint includes counts for breach of contract, declaratory judgment, indemnification and contribution, certain statutory remedies, state environmental law remedies and unjust enrichment. CHI seeks unspecified compensatory damages, consequential and incidental damages, interest, attorneys' fees and costs of litigation, equitable relief, environmental response costs, and restitution. No aggregate dollar amount of damages is specified in the Complaint. However, in an initial discovery disclosure served on U.S. Can, CHI alleged that its damages to the date of such disclosure were approximately $4.4 million. U.S. Can has filed an Answer to the Complaint, asserted affirmative defenses and made counterclaims against CHI seeking reimbursement for expenses and accruals relating to postretirement medical and life insurance benefits for former employees of CCC, and expenses incurred as a result of CCC's breach of its contractual indemnification obligations to U.S. Can. The case has been transferred to the United States District Court for the Northern District of Illinois. U.S. Can believes it has meritorious defenses to all of CHI's claims.

     The National Labor Relations Board ("NLRB") has issued a decision finding the Company in violation of certain sections of the National Labor Relations Act as a result of the Company's closure of certain facilities in 1991 and failure to offer inter-plant job opportunities to affected employees. Management does not believe that the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

     Aerosol containers, the Company's principal product, have historically been subject to criticism on environmental grounds. While the Company believes that aerosol can technology is environmentally sound, unfavorable legislation or regulation relating to aerosols could reduce the number of aerosol containers used by the Company's customers, which could have a material adverse effect on the Company. The Company is also subject to potential liability for the costs of environmental remediation. This liability may be based upon the ownership or operation of industrial facilities where contaminants may be found, regardless of whether the Company has contributed to the contamination.

     The Company understands that the groundwater in San Leandro, California (formerly a site of one of the Company's can assembly facilities) is contaminated at shallow and intermediate depths, and that the area of concern partially extends to the groundwater below its former can assembly facility. The California Regional Water Quality Control Board originally examined contamination issues involving the site but did not, in 1989-91, require any remediation. The Company did expend approximately $375,000 in voluntary ground remediation of a potential contamination site on this property at that time. The California Department of Toxic Substances Control ("CDTSC") identified regional groundwater contamination concerns for this area and has been trying to define and delineate the areas of possible contamination and the sources of the contamination on a regional basis. In late April 1996, the CDTSC issued to certain of the past and present owners of this facility, including U.S. Can, an order directing such owners to conduct remediation activities at this site; however, no specific form of remediation was indicated. Representatives of the Company met with the CDTSC in response to the order and agreed to undertake additional site assessment work with the purpose of producing a site characterization to determine with greater focus the nature of the contamination. In January 1997, the Company received results from on-site investigations conducted by an independent environmental consultant. Those results indicated that, while no evidence of soil contamination in the studied areas was found, there is a substantial probability that soil beneath one area of the facility has had an impact on site groundwater. Additionally, groundwater in the vicinity has been impacted by contaminants which appear to be migrating on-site from up gradient sources. The Company's designated consultant has delivered to the CDTSC a work plan to develop site characterization. The San Leandro facility was closed in 1989 and was sold, except for a related parcel of land, in 1994. The remaining parcel was sold in 1995. In connection with the sale, the Company agreed to indemnify the purchaser against any environmental claims related to the Company's ownership of the property. There can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order.

     For a discussion of various Superfund sites in the U.S., see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                        MARKET PRICE AND DIVIDEND POLICY

     U.S. Can Corporation's common stock, par value $0.01 per share (the "Common Stock"), has been listed on the New York Stock Exchange since April 7, 1995, trading under the symbol "USC." Prior to that time, the Common Stock was included in the Nasdaq National Market under the trading symbol "USCN." The table below sets forth the high and low bid information for the Common Stock for the first quarter of 1995, and the high and low sales price for the Common Stock for each full quarterly period thereafter.

                          QUARTER                             HIGH       LOW
                          -------                             ----       ---
First quarter, 1995........................................  $23.250   $18.750
Second quarter, 1995.......................................   21.500    14.000
Third quarter, 1995........................................   16.000    12.000
Fourth quarter, 1995.......................................   14.250    11.000
First quarter, 1996........................................   17.375    13.250
Second quarter, 1996.......................................   18.250    16.125
Third quarter, 1996........................................   16.375    14.500
Fourth quarter, 1996.......................................   17.250    15.250

     The bid information for the first quarter of 1995 set forth above reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     As of February 28, 1997, there were 778 record holders of the Common Stock. No cash dividends have been declared on the Common Stock by U.S. Can Corporation during 1995 or 1996, and U.S. Can Corporation has no intention to pay cash dividends in the foreseeable future. There are restrictions under U.S. Can's credit agreements on the ability of U.S. Can to transfer funds to U.S. Can Corporation in the form of cash dividends, loans or advances, and U.S. Can Corporation's ability to pay dividends, that currently limit U.S. Can Corporation's ability to pay cash dividends and are likely to limit the future payment of dividends on the Common Stock.

                        SALES OF UNREGISTERED SECURITIES

     In March 1996, the Company contributed shares of Common Stock, valued at approximately $425,000, to U.S. Can's Salaried Employees Savings and Retirement Accumulation Plan ("SRAP"). This contribution served as partial payment of an inter-company debt owed by U.S. Can Corporation to U.S. Can. These shares are held by the trustee for the benefit of the SRAP participants, who have an indirect beneficial interest in the Common Stock held by the trustee. The transaction between the Company and the trustee is exempt pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"). In June 1996, 62,000 shares of restricted Common Stock were awarded to officers of the Company and U.S. Can, as compensation. These awards were exempt pursuant to Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data has been derived from the Company's consolidated financial statements and should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto, for the years ended December 31, 1994, 1995 and 1996, contained in Item 8 of this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Report.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                                                FOR THE YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                      1992        1993        1994        1995        1996
                                      ----        ----        ----        ----        ----
                                     (000'S OMITTED, EXCEPT PER SHARE DATA AND PERCENTAGES)
OPERATING DATA:
Net Sales.......................    $396,604    $455,127    $563,153    $626,485    $761,429
Cost of sales...................     346,193     392,652     481,676     555,478     669,772
                                    --------    --------    --------    --------    --------
  Gross income..................      50,411      62,475      81,477      71,007      91,657
Selling, general and
  administrative expenses.......      19,671      20,270      24,798      27,369      30,131
Overhead reduction
  provision(a)..................          --          --          --       8,000          --
                                    --------    --------    --------    --------    --------
     Operating income...........      30,740      42,205      56,679      35,638      61,526
Interest expense on
  borrowings....................      21,940      19,576      21,829      24,513      28,387
Amortization of deferred
  financing costs...............         962       1,052       1,307       1,543       1,518
Consolidation expense(b)........         887         622         463         327          --
Other expense...................         648         648       1,117       1,708       1,946
                                    --------    --------    --------    --------    --------
  Income before income taxes,
     minority interest,
     extraordinary item and
     cumulative effect of
     accounting change..........       6,303      20,307      31,963       7,547      29,675
Provision for income taxes......       3,056       8,775      13,393       3,608      12,674
                                    --------    --------    --------    --------    --------
  Income before minority
     interest, extraordinary
     item and cumulative effect
     of accounting change.......       3,247      11,532      18,570       3,939      17,001
Minority interest(c)............      (2,825)       (608)         --          --          --
                                    --------    --------    --------    --------    --------
  Income before extraordinary
     item and cumulative effect
     of accounting change.......         422      10,924      18,570       3,939      17,001
Extraordinary item--loss from
  early extinguishment of debt,
  net of income taxes...........          --      (3,402)         --          --      (5,250)
Cumulative effect of accounting
  change, net of income
  taxes(d)......................     (12,537)         --          --          --          --
                                    --------    --------    --------    --------    --------
Net income (loss)...............    $(12,115)   $  7,522    $ 18,570    $  3,939    $ 11,751
                                    ========    ========    ========    ========    ========
PRIMARY PER SHARE DATA (E):
Income (loss) before
  extraordinary item and
  cumulative effect of
  accounting change.............    $  (0.15)   $   1.16    $   1.73    $   0.31    $   1.30
Extraordinary item..............          --       (0.37)         --          --       (0.40)
Cumulative effect of accounting
  change........................       (2.83)         --          --          --          --
                                    --------    --------    --------    --------    --------
Net income (loss)...............    $  (2.98)   $   0.79    $   1.73    $   0.31    $   0.90
                                    ========    ========    ========    ========    ========
Weighted averages shares
  outstanding (000's)...........       4,428       9,212      10,714      12,839      13,090
                                    ========    ========    ========    ========    ========
OTHER DATA:
Capital expenditures............    $ 17,185    $ 22,010    $ 32,516    $ 31,379    $ 48,630
Gross margin....................        12.7%       13.7%       14.5%       11.3%       12.0%
Operating margin................         7.8%        9.3%       10.1%        5.7%        8.1%

                                                                 AS OF DECEMBER 31,
                                              --------------------------------------------------------
                                                1992        1993        1994        1995        1996
                                                ----        ----        ----        ----        ----
                                                                  (000'S OMITTED)
BALANCE SHEET DATA:
Current assets............................    $ 84,609    $ 99,551    $134,279    $147,185    $232,564
Total assets..............................     280,184     306,588     400,724     455,436     643,616
Current liabilities.......................      58,139      70,171      95,475      98,237     126,934
Total debt (including current
  maturities).............................     202,668     182,822     200,646     244,576     375,810
Total stockholders' equity (deficit)
  (f).....................................     (44,000)     18,509      74,910      81,827      96,785

-------------------------
(a) The Company recorded a pretax charge of approximately $8.0 million in the fourth quarter of 1995 related to actions taken to reduce overhead and to eliminate redundant manufacturing capacity. See Note 7 of the "Notes to Consolidated Financial Statements."

(b) Annual consolidation expense charges to income represent interest costs related to the reserves established for plant closings and are based on U.S. Can's incremental borrowing rate at the time the discounted reserves were established.

(c) Minority interest represents participation of the former holder of U.S. Can's Class 1 Preferred Stock, by virtue of its accretion right, in the earnings of U.S. Can. All remaining shares of Class 1 Preferred Stock were redeemed in connection with the Company's initial public equity offering in March 1993.

(d) Effective January 1, 1992, the Company changed its method of accounting for postretirement benefits, other than pension, and its method of accounting for income taxes. The accounting change for such postretirement benefits resulted in a net non-cash charge of $12.5 million and decreased operating income in 1992 by $1.2 million. The accounting change for income taxes was immaterial in amount.

(e) Primary net income (loss) per common share amounts are computed by dividing net income applicable to common stock (computed as net income (loss) less dividends earned during the period on the Company's preferred stock and accretion on the Company's redeemable warrants, such stock and warrants outstanding only through March 1993) by the weighted average common shares and common equivalent shares outstanding during the periods. Such average shares include common shares outstanding and common shares subject to outstanding dilutive stock options and stock purchase warrants. All shares issued in 1992 were treated as outstanding for all reported periods.

(f) The significant increases in stockholders' equity in 1993 and 1994 were primarily due to the Company's initial public equity offering in March 1993 and the Company's equity offering in November 1994, which resulted in net increases of $48.6 million and $34.2 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In November 1994, the Company completed a second public offering of Common Stock and contributed the net proceeds of $34.2 million to the capital of U.S. Can. The net proceeds were used by U.S. Can to prepay a portion of the outstanding balance of its revolving line of credit.

     Since 1994, the Company has made a number of acquisitions. In 1994, the Company acquired the stock of Steeltin and the assets of two affiliated companies, Eastern Metal Decorating, Inc. ("EMD") and Eastern Container Company, Inc. ("ECC") (Steeltin, EMD and ECC collectively referred to hereinafter as "Steeltin"); assets from Midwest Can Company ("Midwest"); the stock of Ellisco; the stock of Rollason Engineering & Manufacturing, Inc. ("Rollason"); the assets of a lithography plant from Ball Corporation; and the metal packaging operations of Grafco Industries Limited Partnership ("Grafco"). In 1995, the Company acquired the stock of Plastite, Hunter Container Corporation ("Hunter") and Metal Litho International and the assets of a related partnership ("MLI"), as well as certain assets of Prospect Industries Corporation ("Prospect"). In April 1996, the Company acquired the assets of AMS. The stock of the CPI Group and the stock and assets of USC Europe were acquired in August 1996 and September 1996, respectively.

                             RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996, AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net Sales

     Net sales for the year ended December 31, 1996 totaled $761.4 million, an increase of 21.5% over the corresponding period in 1995. Companies acquired by U.S. Can during the first three quarters of 1996, including USC Europe, added approximately $86.5 million to sales in 1996. The Company has also realized additional sales as a result of the MLI, Plastite, Hunter and Prospect acquisitions in 1995 and the AMS, CPI Group and USC Europe acquisitions in 1996. Sales gains for the year also reflect volume growth in substantially all of the Company's products.

Gross Income

     Gross income of $91.7 million for 1996 was $20.7 million, or 29.1%, higher than gross income for 1995. The 1996 acquisitions and higher margins on certain products contributed to this increase. Volume gains in 1996 with stable costs contributed to improved performance. Gross margin increased to 12.0% of net sales in 1996 from 11.3% of net sales in 1995 despite a significant advance purchase of steel in late 1994 which resulted in the Company not realizing the full impact of the 1995 steel price increase in the first quarter of 1995. In 1995, margins, as well as sales, were negatively impacted by weak second half demand. In 1996, the fourth quarter and full year were impacted by the somewhat lower margins of acquired businesses and seasonality of the new European operations. However, these were more than offset by improved sales and margins in core operations. U.S. Can expects the integration of acquired operations will improve overall margins. However, progress will be limited during the first half of 1997 by the start-up of two plants in Europe, one in the U.S. and the relocation of another domestic operation.

Operating Income

     The Company's operating income of $61.5 million for 1996 was $25.9 million, or 72.6%, higher than operating income for 1995. Income was favorably impacted by increased sales, improved margins and the effect of an overhead reduction program begun in late 1995. Operating income as a percent of net sales was 8.1% for 1996 as compared to 5.7% for 1995. The Company experienced an increase in selling, general and administrative expenses during 1996, primarily due to acquisitions. However, these expenses as a percent of net sales decreased from 4.4% of net sales in 1995 to 4.0% of net sales in 1996. Increased diversification into metal services, plastics and Europe is expected to temporarily restrain operating margin growth until those new operations are assimilated into the Company.

Interest and Other Expenses

     Interest expense on borrowings increased by approximately $3.9 million in 1996 as compared to 1995. The increase is a result of increased borrowing, primarily to finance the Company's acquisitions and the refinancing of shorter term bank debt with a portion of the proceeds of the 10 1/8% $275 million note issue in October 1996. Amortization of deferred financing costs and other expense remained flat in 1996 as compared to 1995. The Company believes more permanent long-term capital is the most appropriate means to finance acquisitions, and, due to strong demand, it was able to borrow $50 million more than originally planned in the Note offering. As a result, repayment of lower cost, shorter term debt with the Note proceeds will continue to generate somewhat higher interest expense even though a portion of the proceeds was used to redeem higher cost 13.5% bonds.

Net Income

     For 1996, income before extraordinary item was $17 million, more than four times the $3.9 million reported in 1995. During 1996, the Company redeemed its 13 1/2% Notes with the proceeds from the issuance of the 10 1/8% Notes. The early extinguishment of the 13 1/2% Notes resulted in an extraordinary charge of $5.2 million (net of income taxes of $3.5 million) primarily representing a prepayment premium and the write off of related unamortized deferred financing costs. See Note (5) to the Consolidated Financial Statements included in Item 8 of this Report. Earnings per share before extraordinary item were $1.30 for the year. After the extraordinary item, the Company had net income of $11.8 million ($0.90 per share) in 1996 compared to net income of $3.9 million ($0.31 per share) in 1995.

YEAR ENDED DECEMBER 31, 1995, AS COMPARED TO YEAR ENDED DECEMBER 31, 1994

Net Sales

     Net sales for the year ended December 31, 1995, totaled $626.5 million, an increase of 11.2% over net sales in 1994. The 1994 acquisition of Ellisco and acquisitions completed in 1995 were the primary factors contributing to the sales growth. Increased volume in metal services also contributed to the sales growth. 1995 sales of aerosol containers were down slightly, while sales of round and general line containers increased slightly, compared to 1994. The Company believes the weak demand in its core product lines was due to summer weather conditions unfavorable for outdoor activities and painting and due to inventory adjustments by major retailers which use the Company's products. The Company experienced some increased demand in aerosol and round paint containers in the fourth quarter of 1995 but demand did not return fully to more traditional levels until December.

Gross Income

     Gross income for 1995 was $71.0 million, 12.9% lower than gross income in 1994. Weak second half demand for aerosol, round and general line containers resulted in underutilization of manufacturing capacity. This underutilization and lower than anticipated income contributions from certain 1995 acquisitions contributed to the decrease in gross income. Competitive pressures in the face of weak demand precluded the Company from fully recovering cost increases with corresponding increases in selling prices. Gross margin decreased from 14.5% of net sales in 1994 to 11.3% of net sales in 1995.

Operating Income

     During the fourth quarter of 1995, the Company recorded an $8.0 million pretax charge for a plant consolidation and overhead reduction program. The primary components of the charge include costs associated with severance packages and the cessation of manufacturing at the Saddle Brook, New Jersey facility. Selling, general and administrative expenses increased by $2.6 million in 1995, as compared to 1994, due to acquisitions and the costs associated with the terminated Massilly, S.A. investment. This provision, the increase in selling, general and administrative expenses and the factors described above resulted in operating income of $35.6 million for 1995, compared to $56.7 million in 1994. Operating income before the overhead reduction provision was $43.6 million. Selling, general and administrative expenses, as a percentage of net sales, were 4.4% for both 1995 and 1994.

Interest and Other Expenses

     Interest expense on borrowings increased by $2.7 million in 1995, as compared to 1994. The increase is a result of increased borrowing primarily to finance the Ellisco acquisition in 1994 and the MLI, Plastite, Prospect and Hunter acquisitions in 1995, net of the effect of using the net proceeds from the Company's public offering of Common Stock in 1994 to reduce debt. Amortization of deferred financing costs and other expense also increased in 1995. The increase was primarily a result of new borrowings and goodwill amortization related to acquisitions.

Net Income

     As a result of the factors discussed above, the Company recorded net income of $3.9 million ($0.31 per share) in 1995, compared to $18.6 million ($1.73 per share) in 1994. Net income was adversely affected by $4.8 million ($0.38 per share) as a result of the overhead reduction provision.

                        LIQUIDITY AND CAPITAL RESOURCES

     During the last three fiscal years, the Company has met its liquidity needs primarily through internally generated cash flows, borrowings under its credit lines and proceeds of securities offerings. Principal liquidity needs have included operations, repayment of indebtedness and related interest, capital expenditures and acquisitions. The Company completed the sale of the Notes in October 1996, in order to refinance the 13 1/2% Notes with lower interest debt, to retire the temporary acquisition financing incurred in 1996, including the USC Europe Acquisition, and, generally, to replace shorter term, variable-rate bank financing with longer term, fixed-rate financing.

     From 1992 to 1994, the Company improved its cash flow from operations through increased unit volumes, improved operating efficiencies, control of selling, general and administrative costs and careful management of inventory and receivables. Cash flow in 1995 was negatively impacted by higher material costs, competitive pricing, weak demand in major markets and retail inventory adjustments. Cash flow in 1996 returned to more historic levels. The Company actively manages its working capital as both inventories and receivables increase due to increased sales. The USC Europe Acquisition will have an adverse impact on consolidated inventory turns and receivable days outstanding due to business practices in Europe.

     In April 1994, U.S. Can entered into the Credit Agreement providing a $130 million line of credit, consisting of a $95 million revolving credit facility (the "Revolving Credit Facility") and a $35 million term loan (the "Term Loan"). Funds available under the Credit Agreement have been and may be used for working capital and other general corporate purposes, including acquisitions. Obligations under the Credit Agreement are currently secured by U.S. Can's inventories and accounts receivable. In December 1996, the Term Loan was repaid in full, primarily with a borrowing under the Revolving Credit Facility. This repayment increased borrowings under the Revolving Credit Facility and reduced the fee payable under the Credit Agreement for unused credit availability.

     In early April 1996, the lenders under the Credit Agreement (the "Lenders") provided a temporary $10 million increase in the Revolving Credit Facility due to seasonal inventory requirements. In late April 1996, the Lenders provided an additional temporary $20 million increase in the Revolving Credit Facility to fund the AMS acquisition. In July 1996, the Lenders provided the Company with an additional credit facility (the "Acquisition Facility") to fund certain permitted acquisitions, including the USC Europe and CPI Group acquisitions. All of the supplemental credit lines, including the Acquisition Facility, were terminated on October 17, 1996, the closing date of the Note offering described in the following paragraph.

     On October 17, 1996, U.S. Can Corporation issued $275 million of Notes in a private placement. Of the $268.1 million net proceeds to the Company from the issuance, (I) approximately $109.7 million was deposited in an escrow account and used to redeem U.S. Can's 13 1/2% Notes on January 15, 1997, and pay the remaining interest thereon; (ii) approximately $67.3 million of the net proceeds was used to retire the Acquisition Facility; and (iii) approximately $91.1 million of the net proceeds was used to repay a portion of the borrowings outstanding under the Revolving Credit Facility. In March 1997, the Company completed a registered exchange of the private Notes for freely transferable Exchange Notes (the "Exchange Offer"). All of the Notes were tendered in the Exchange Offer and, as a result, only the Exchange Notes remain outstanding. Management believes that, through the Note offering and the Exchange Offer, the Company has improved its capital structure and, as a result, the Company will be able to commit greater resources to its capital programs, thereby improving its cash flow.

     As of December 31, 1996, the Company's total debt was approximately $375.8 million and scheduled principal payments (excluding principal due on the Revolving Credit Facility) were approximately $11.9 million, $11.3 million, $8.6 million, $3.8 million and $4.9 million for the years 1997, 1998, 1999, 2000 and 2001, respectively. All amounts outstanding under the Revolving Credit Facility are required to be repaid in April 1998. As of February 28, 1997, U.S. Can had borrowings of $51.5 million outstanding under the Credit Agreement, $11.8 million in letters of credit had been issued pursuant thereto and $31.7 million of unused credit remained available thereunder. As of December 31, 1996, U.S. Can was in compliance with the Credit Agreement and its other long-term debt agreements.

     Cash flow from operations for the year ended December 31, 1996, as adjusted for interest payments of $28.4 million during that period, was approximately $59.3 million. Principal and interest requirements (net of related income tax benefits and excluding such amounts due under the Revolving Credit Facility) are expected to be approximately $39.2 million in 1997, $43.7 million in 1998, $25.6 million in 1999 and $20.5 million in 2000. Using cash flow from operations for the year ended December 31, 1996 (as adjusted for interest payments during that period) as a benchmark, assuming no increase or decrease in that cash flow from operations, the Company's cash flow from operations at the level generated during this period would exceed principal and interest (net of income taxes) requirements (excluding for the Revolving Credit Facility) for the years 1997 through 2000.

     The Company's capital expenditures totaled $48.6 million in 1996, $31.4 million in 1995 and $32.5 million in 1994. In each case, these capital expenditures included investments in new can production lines, paint can line enhancements, advanced lithography technology and computer integrated manufacturing, to increase manufacturing capacity, reduce changeover times and improve productivity. The Company has also invested capital in plant expansions and the installation of state-of-the-art end-making presses and automated packaging equipment.

     The Company expects to spend approximately $300 million on capital expenditures during the five years commencing in 1997, in roughly equal annual amounts. The Company makes capital expenditures principally for improvements in the productivity and quality of lithography operations, continued technological enhancement of existing equipment, automation of existing processes, computer-integrated manufacturing techniques, quality and service improvements, facility expansion, and, if necessary to meet demand, additional can-making capacity. For the new Merthyr Tydfil facility, the Company has undertaken an investment of approximately $28.5 million over a two- to three-year period, in order to establish a state-of-the-art aerosol can manufacturing plant. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

     Management believes that cash flow from operations, amounts available under its credit facilities and proceeds from equipment financings should provide sufficient funds for the Company's short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. The Company believes it will be able to refinance the Revolving Credit Facility on or prior to maturity. If future strategic acquisition opportunities arise, the Company would expect to finance them though some combination of cash, stock and/or debt financing.

                                  ACQUISITIONS

     In January 1994, U.S. Can acquired the stock of Steeltin and assets of two related companies. Steeltin was subsequently merged into U.S. Can. The total cost of this transaction was approximately $19.1 million in cash, plus the assumption of approximately $1.6 million of debt. In March 1994, U.S. Can acquired the stock of Ellisco from CSS Industries, Inc. and certain minority shareholders for approximately $32.2 million. Ellisco was subsequently merged into U.S. Can.

     In the first quarter of 1995, U.S. Can acquired the stock of MLI and Plastite for an aggregate amount of approximately $17.4 million in cash, plus the assumption of debt and certain future contingent payments. Both MLI and Plastite were subsequently merged into U.S. Can. In April 1995, U.S. Can acquired certain assets from Prospect for approximately $8.8 million and, in May 1995, U.S. Can acquired the stock of Hunter for approximately $4.0 million, plus the assumption of certain debt. Hunter was subsequently merged into U.S. Can.

     In April 1996, U.S. Can completed the acquisition of assets of AMS from Alltrista for a purchase price of approximately $14.9 million. Subsequent to the purchase of the AMS assets, U.S. Can negotiated for the purchase of additional assets, including inventory and raw materials from Alltrista. In June 1996, U.S. Can purchased such additional assets from AMS for a total of approximately $8 million on an installment basis, with the final payment of $2.2 million being paid on October 25, 1996, using borrowings made by U.S. Can under the Revolving Credit Facility.

     In August 1996, U.S. Can completed the acquisition of all of the outstanding stock of the CPI Group for approximately $15.1 million and potential contingent payments not to exceed $1 million. Potential contingent payments are equal to 50% of the amount, if any, by which an amount representing adjusted gross profit of the CPI Group in 1996 and 1997 exceeds such amount for the year 1995. Subsequent to the acquisition, the CPI Group companies were merged into U.S. Can.

     The Company completed the USC Europe Acquisition on September 11, 1996. USC Europe has aerosol can businesses located in the United Kingdom, France, Spain and Germany, as well as certain aerosol can-making equipment in Italy. The purchase price included $52.8 million in cash and the assumption of net indebtedness totaling $5.8 million, subject to a post-closing adjustment for changes in working capital between April 30, 1996 and the closing of the USC Europe Acquisition on September 11, 1996. This adjustment is expected to equal at least $1.7 million, reducing the net cash paid by the Company for USC Europe to approximately $51.1 million.

     While the Company has historically aggressively sought acquisitions to implement its growth strategies, these objectives have largely been met with the completion of the 1996 acquisitions. However, the Company will continue to evaluate and selectively pursue acquisitions which it believes are strategically important to meeting its customers needs, attracting new customers, adding new products, complementing its existing business and expanding its geographic reach.

                             ENVIRONMENTAL MATTERS

     The Company's domestic and foreign operations are subject to extensive governmental regulatory requirements relating to environmental protection. As part of its compliance effort, management has commissioned outside technical consultants to work in concert with the Company's internal environmental group to implement a company-wide environmental auditing program. Based on the 1996 audit results and reports prepared in connection with the 1996 acquisitions, management believes that the Company's current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on the Company. The Company is in the process of integrating USC Europe into its environmental management system and will be evaluating USC Europe's ongoing compliance responsibilities during this process. There can be no assurance that currently unknown matters, new laws and regulations or stricter interpretations of existing laws and regulations will not materially affect the Company's business or results of operations in the future.

     As part of its commitment to capital investment in technology, the Company has made, and expects to continue to make, significant capital expenditures to upgrade its facilities in accordance with current and pending environmental regulations. Approximately 8.9% of the Company's capital budget is environmentally related. A program dedicating approximately $8.3 million to upgrade the Company's lithography centers to comply with scheduled Clean Air Act requirements has been undertaken, of which $6.2 million had been spent as of December 31, 1996. With respect to USC Europe, a thermal oxidizer has been ordered and will be installed at the Southall facility in England, at an estimated cost of approximately $800,000, to comply with U.K. air emissions regulations.

     As of December 31, 1996, the Company's reserves for future ascertainable costs of environmental remediation in the United States were approximately $400,000. Management does not believe that such costs, if any, in excess of the reserve will have a material adverse affect on the Company's results of operations or financial condition. In making this assessment, the Company considered all information available to it including its and other companies' reported prior experience in dealing with such matters, data released by the EPA and reports by independent environmental consultants regarding certain matters. In estimating the ascertainable costs of environmental remediation, management has not taken into account any potential insurance recovery. In conjunction with its acquisitions, the Company routinely obtains indemnification for environmental matters from the sellers. Such indemnification is typically subject to varying "baskets" or deductibles and maximum limitations, and is ultimately subject to the creditworthiness of the indemnitor(s) (and in some cases the guarantor of the indemnity obligations).

     With respect to the USC Europe facilities, no subsurface sampling has been performed to identify possible contamination. Several of the facilities have been operating at their locations for more than ten years and, according to a survey conducted by an independent environmental consultant, it is likely that there have been releases of hazardous substances at these locations in the past. However, management has been advised by an independent environmental consultant, familiar with United Kingdom and German law and policy with respect to remediation requirements, that the local authorities are unlikely to propose or enforce stringent remediation requirements which would affect the commercial viability of either the German or the British facilities given their location in heavily industrialized areas. Moreover, the Company has been indemnified by Crown as to environmental conditions at these sites. Management believes that any future requirement to remediate these sites will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company received a request for information from the U.S. EPA in January 1997, concerning the lithography operations at its Chicago facility (formerly owned by Alltrista). In March 1997, representatives of the U.S. EPA inspected the Chicago facility and requested additional information, including compliance tests and reports. The Company is cooperating fully with the U.S. EPA inquiry. The Company does not know what the outcome of this inquiry will be. In the acquisition agreement between the Company and Alltrista, Alltrista agreed to indemnify the Company for compliance costs that relate back to Alltrista's operation of this facility.

     For a discussion of the San Leandro, California environmental order, see "Legal Proceedings and Regulatory Matters." There can be no assurance that the Company will not incur material costs and expenses in connection with this order.

     In connection with a 1993 asset purchase, the Company entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP"), requiring U.S. Can to investigate and remediate certain environmental concerns at the Saddle Brook, New Jersey facility. As part of the ACO, U.S. Can deposited $3 million into an escrow account, which U.S. Can may draw from to fund such activities. The ACO limits U.S. Can's liability under New Jersey environmental laws in this respect to the $3 million deposited in the escrow account. This limitation does not, however, limit U.S. Can's liability for clean-up costs resulting from its own activities in the event of a sale, or other transfer of control, of U.S. Can or the facility. The Company is working with the NJDEP to complete the remediation process. The Company does not believe the costs of remediation and monitoring will exceed the escrow amount.

     As a potentially responsible party ("PRP") at various Superfund sites in the U.S., the Company is or may be legally responsible, jointly and severally with the other members of the PRP group, for the cost of remediation of these sites. Based on currently available data (including EPA data, internal records and other sources believed to be reliable), the Company believes its contribution, and/or the contribution of its predecessors, to these sites was de minimis. Based on the information available as of the date of this Report, management does not believe that its aggregate remediation costs or potential liabilities in connection with these sites will have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance that the other PRP's will pay their proportionate share of the remediation costs at these sites and, as a result, future costs or liabilities incurred by the Company could be material.

     With respect to each of the matters discussed above, there can be no assurance that the Company will not be required to pay environmental compliance costs or to incur liabilities that may be material in amount. Based on information available as of the date of this Report, management does not believe that aggregate remediation costs or other liability in connection with the possible contamination at these sites would have a material adverse effect on the Company's financial condition or results of operations. Further, although at this time there are no environmental compliance costs which the Company believes to be material there can be no assurance that the Company will not be required to pay environmental compliance costs or to incur liabilities that may be material in amount due to matters which arise in the future or matters which are not known to the Company as of the date of this Report.

                                   LITIGATION

     For a discussion of the Kiewit litigation, see "Legal Proceedings and Regulatory Matters." For a discussion of the San Leandro, California remediation order, the U.S. EPA inquiry at the Chicago plant and Superfund sites affecting the Company, see "-- Environmental Matters." The Company is involved in various other environmental and legal actions and administrative proceedings. Management is of the opinion that the outcome of such other actions and proceedings will not have a material effect on the Company's financial position or results of operations.

                                  SEASONALITY

     The Company's business as a whole is not affected to any significant degree by seasonal variations, although quarterly sales and earnings tend to be slightly stronger starting in early spring (second quarter) and extending through late summer (third quarter). Aerosol sales do not tend to fluctuate during the year, with only relatively minor spring and summer increases related to household products and insect repellents. Paint sales tend to be stronger in spring and early summer due to the favorable weather conditions. Portions of the custom and specialty products line tend to vary seasonally, because of holiday sales late in the year.

                       INTEREST RATES / FOREIGN CURRENCY

     Management does not believe that interest rate fluctuations have a material effect on the Company's results of operations and financial condition. As of December 31, 1996, 12.7% of the Company's borrowings were floating rate obligations. In the past, management has adopted strategies to increase the Company's floating-rate exposure to benefit from declining rates. Currently, the Company holds no interest rate swaps. However, in an effort to limit foreign exchange risk related to the financing of the Merthyr Tydfil facility, the Company has entered into a series of British Pound / Dollar forward contracts that will not exceed $37 million in notional amount or a term of more than seven years. The Indenture under which the 10 1/8 Notes were issued limits the Company's ability to enter into currency hedging transactions that would be considered speculative, such as transactions unrelated to repayment of indebtedness permitted by the Indenture.

                                   INFLATION

     Historically, the Company has not always been able to immediately offset increases in tin plate prices with price increases on the Company's products. However, in most years, a combination of factors has permitted the Company to improve its profitability notwithstanding these conditions. The Company's capital spending programs and manufacturing process upgrades have increased operating efficiencies and thereby reduced the Company's unit cost of production. In addition, historically, the Company has been able to negotiate lower price increases than those announced by its major suppliers. See "Business -- Raw Materials." The operating efficiencies and reduced unit cost of production which have been achieved through the Company's capital spending programs have mitigated the impact of inflation on the Company's cost structure. In 1995, higher material costs were one of the factors contributing to the Company's reported earnings. Management does not believe inflation will have a material adverse impact on the Company in the next several quarters.

                   CUSTOMER RELATIONSHIPS/AEROSOL CONTAINERS

     Aerosol containers accounted for 45.6% of the Company's gross sales for the year ended December 31, 1996. A significant reduction in the number of aerosol containers used by the Company's customers could have a material adverse effect on the Company and, in particular, its European operations which are comprised solely of aerosol manufacturing facilities.

     The Company's manufacturing facility in Merthyr Tydfil is expected to be operational in mid-1997. The initial investment of approximately $28.5 million, being expended over the next two to three years, was commenced on the strength of a commitment from Gillette for a long-term purchase arrangement in the U.K. The loss of Gillette as a customer or a material reduction in the benefits to the Company expected under this arrangement would have an adverse impact on the profitability of that facility and the Company's ability to recoup the start-up costs of establishing the facility.

     The Company's relationships with its customers are critical to its business. A significant portion of the Company's annual net sales is attributable to repeat customers. The loss of a significant number of such customers could have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  28
U.S. Can Corporation and Subsidiaries Consolidated Balance
  Sheets as of December 31, 1995 and 1996...................  29
U.S. Can Corporation and Subsidiaries Consolidated
  Statements of Operations for the Years Ended December 31,
  1994, 1995 and 1996.......................................  30
U.S. Can Corporation and Subsidiaries Consolidated
  Statements of Stockholders' Equity for the Years Ended
  December 31, 1994, 1995 and 1996..........................  31
U.S. Can Corporation and Subsidiaries Consolidated
  Statements of Cash Flows for the Years Ended December 31,
  1994, 1995 and 1996.......................................  32
U.S. Can Corporation and Subsidiaries Notes to Consolidated
  Financial Statements......................................  33
U.S. Can Corporation and Subsidiaries Quarterly Financial
  Data (Unaudited)..........................................  55

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Can Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. CAN CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Can Corporation and Subsidiaries as of December 31, 1995 and 1996, and their results of operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 14, 1997

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1995            1996
                                                                ------------    ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $     136       $   7,966
  Accounts receivable, less allowances of $5,451 and $10,895
    in 1995 and 1996, respectively..........................        51,279          86,822
  Inventories...............................................        78,252         113,143
  Prepaid expenses and other current assets.................        10,786          15,261
  Prepaid income taxes......................................         6,732           9,372
                                                                 ---------       ---------
      Total current assets..................................     $ 147,185       $ 232,564
                                                                 ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................     $   2,576       $   5,425
  Buildings.................................................        44,954          62,421
  Machinery, equipment and construction in process..........       306,319         408,428
                                                                 ---------       ---------
                                                                 $ 353,849       $ 476,274
  Less -- Accumulated depreciation and amortization.........      (123,748)       (153,160)
                                                                 ---------       ---------
      Total property, plant and equipment...................     $ 230,101       $ 323,114
                                                                 ---------       ---------
MACHINERY REPAIR PARTS......................................     $   5,395       $   6,057
INTANGIBLES.................................................        62,301          67,206
OTHER ASSETS................................................        10,454          14,675
                                                                 ---------       ---------
      Total assets..........................................     $ 455,436       $ 643,616
                                                                 =========       =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................     $  17,216       $  11,928
  Cash overdrafts...........................................         5,395           3,769
  Accounts payable..........................................        32,560          56,355
  Accrued payrolls and benefits.............................        19,282          25,786
  Accrued insurance.........................................         5,830           6,770
  Other current liabilities.................................        17,954          22,326
                                                                 ---------       ---------
      Total current liabilities.............................     $  98,237       $ 126,934
                                                                 ---------       ---------
SENIOR DEBT.................................................     $ 127,360       $  88,882
SUBORDINATED DEBT...........................................       100,000         275,000
                                                                 ---------       ---------
      Total long-term debt..................................     $ 227,360       $ 363,882
                                                                 ---------       ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits...................................     $  25,080       $  26,128
  Deferred income taxes.....................................        19,962          27,892
  Other long-term liabilities...............................         2,970           1,995
                                                                 ---------       ---------
      Total other long-term liabilities.....................     $  48,012       $  56,015
                                                                 ---------       ---------
               COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued or outstanding..................     $      --       $      --
  Common stock, $.01 par value; 50,000,000 shares authorized
    12,902,111 and 12,995,636 shares issued in 1995 and
    1996, respectively......................................           129             130
  Paid-in capital...........................................       103,913         105,582
  Unearned restricted stock.................................        (2,052)         (2,581)
  Treasury common stock, at cost; 37,908 and 20,651 shares
    in 1995 and 1996, respectively..........................          (319)           (256)
  Currency translation adjustment...........................            --           1,622
  Retained deficit..........................................       (19,844)         (7,712)
                                                                 ---------       ---------
      Total stockholders' equity............................     $  81,827       $  96,785
                                                                 ---------       ---------
         Total liabilities and stockholders' equity.........     $ 455,436       $ 643,616
                                                                 =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1994        1995        1996
                                                                  ----        ----        ----
NET SALES...................................................    $563,153    $626,485    $761,429
COST OF SALES...............................................     481,676     555,478     669,772
                                                                --------    --------    --------
  Gross income..............................................    $ 81,477    $ 71,007    $ 91,657
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      24,798      27,369      30,131
OVERHEAD REDUCTION PROVISION................................          --       8,000          --
                                                                --------    --------    --------
  Operating income..........................................    $ 56,679    $ 35,638    $ 61,526
INTEREST EXPENSE ON BORROWINGS..............................      21,829      24,513      28,387
AMORTIZATION OF DEFERRED FINANCING COSTS....................       1,307       1,543       1,518
CONSOLIDATION EXPENSE.......................................         463         327          --
OTHER EXPENSE...............................................       1,117       1,708       1,946
                                                                --------    --------    --------
  Income before income taxes and extraordinary item.........    $ 31,963    $  7,547    $ 29,675
PROVISION FOR INCOME TAXES..................................      13,393       3,608      12,674
                                                                --------    --------    --------
  Income before extraordinary item..........................    $ 18,570    $  3,939    $ 17,001
EXTRAORDINARY ITEM -- LOSS FROM EARLY EXTINGUISHMENT OF
  DEBT, net of income taxes.................................          --          --      (5,250)
                                                                --------    --------    --------
NET INCOME..................................................    $ 18,570    $  3,939    $ 11,751
                                                                ========    ========    ========
PER SHARE DATA:
  Income before extraordinary item..........................    $   1.73    $   0.31    $   1.30
  Extraordinary item........................................          --          --       (0.40)
                                                                --------    --------    --------
     Net income.............................................    $   1.73    $   0.31    $   0.90
                                                                ========    ========    ========
     Weighted average shares and equivalent shares
       outstanding (000's)..................................      10,714      12,839      13,090
                                                                ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U. S. CAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATION STATEMENTS OF STOCKHOLDER'S EQUITY
                                (000'S OMITTED)

                                                             UNEARNED    TREASURY   CUMULATIVE    RETAINED
                                        COMMON   PAID-IN    RESTRICTED    COMMON    TRANSLATION   EARNINGS
                                        STOCK    CAPITAL      STOCK       STOCK     ADJUSTMENT    (DEFICIT)
                                        ------   -------    ----------   --------   -----------   ---------
BALANCE AT DECEMBER 31, 1993..........   $101    $ 61,298    $    --      $(600)       $   --      $(42,290)
  Net income..........................     --          --         --         --            --        18,570
  Issuance of common stock............     23      34,753         --         --            --            --
  Payments of common stock issuance
     costs............................     --        (579)        --         --            --            --
  Issuance of common stock under
     employee stock purchase plan.....      1       1,368         --         --            --            --
  Issuance of common stock in
     connection with acquisition of
     Rollason.........................      1       1,061         --         --            --            --
  Purchase of treasury stock..........     --          --         --       (151)           --            --
  Issuance of treasury stock..........     --         568         --        283            --            --
  Exercise of stock options...........     --          39         --         --            --            --
  Income tax benefit related to
     exercise of non qualified stock
     options..........................     --         291         --         --            --            --
  Equity adjustment to reflect minimum
     pension liability................     --          --         --         --            --           173
                                         ----    --------    -------      -----        ------      --------
BALANCE AT DECEMBER 31, 1994..........   $126    $ 98,799    $    --      $(468)       $   --      $(23,547)
  Net income..........................     --          --         --         --            --         3,939
  Payments of common stock issuance
     costs............................     --         (22)        --         --            --            --
  Issuance of common stock under
     employee stock purchase plan.....      1       1,488         --         --            --            --
  Purchase of treasury stock..........     --          --         --       (209)           --            --
  Issuance of treasury stock..........     --         704         --        358            --            --
  Exercise of stock options...........      1         123         --         --            --            --
  Income tax benefit related to
     exercise of nonqualified stock
     options..........................     --         661         --         --            --            --
  Issuance of restricted stock........      1       2,160     (2,161)        --            --            --
  Amortization of unearned restricted
     stock............................     --          --        109         --            --            --
  Equity adjustment to reflect minimum
     pension liability................     --          --         --         --            --          (236)
                                         ----    --------    -------      -----        ------      --------
BALANCE AT DECEMBER 31, 1995..........   $129    $103,913    $(2,052)     $(319)       $   --      $(19,844)
  Net income..........................     --          --         --         --            --        11,751
  Issuance of common stock under
     employee stock purchase plan.....     --         516         --         --            --            --
  Purchase of treasury stock..........     --          --         --       (233)           --            --
  Issuance of treasury stock..........     --         129         --        296            --            --
  Exercise of stock options...........     --          18         --         --            --            --
  Issuance of restricted stock........      1       1,006     (1,007)        --            --            --
  Amortization of unearned restricted
     stock............................     --          --        478         --            --            --
  Equity adjustment to reflect minimum
     pension liability................     --          --         --         --            --           381
  Cumulative translation adjustment...     --          --         --         --         1,622            --
                                         ----    --------    -------      -----        ------      --------
BALANCE AT DECEMBER 31, 1996..........   $130    $105,582    $(2,581)     $(256)       $1,622      $ (7,712)
                                         ====    ========    =======      =====        ======      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000'S OMITTED)

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1994        1995        1996
                                                                  ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 18,570    $  3,939    $  11,751
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................      22,670      28,238       33,977
     Overhead reduction provision...........................          --       8,000           --
     Plant consolidation costs paid.........................      (2,793)     (2,084)      (8,582)
     Consolidation expense..................................         463         327           --
     Extraordinary loss on extinguishment of debt...........          --          --        5,250
     Deferred income taxes..................................       3,592        (567)       4,257
  Change in operating assets and liabilities, net of effect
     of acquired businesses --
     Accounts receivable....................................      (3,850)     (1,373)      (7,948)
     Inventories............................................     (12,475)      4,716      (15,942)
     Accounts payable.......................................      15,020     (15,832)       6,077
     Accrued payrolls and benefits, insurance and other.....       2,078      (1,957)       2,805
     Postretirement benefits................................       1,222         545          599
     Other, net.............................................        (197)        840       (1,322)
                                                                --------    --------    ---------
       Net cash provided by operating activities............    $ 44,300    $ 24,792    $  30,922
                                                                --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    $(32,516)   $(31,379)   $ (48,630)
  Asset purchases...........................................      (6,600)         --           --
  Acquisition of businesses, net of cash acquired...........     (51,647)    (29,941)     (80,894)
  Change in restricted cash.................................          --      (3,500)       1,455
  Proceeds from sale of property............................       1,838         600        1,515
  Machinery repair parts usage, net.........................         437          63         (662)
                                                                --------    --------    ---------
       Net cash used in investing activities................    $(88,488)   $(64,157)   $(127,216)
                                                                --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options....    $ 34,815    $    124    $      18
  Net borrowings under the revolving line of credit and
     changes in cash overdrafts.............................     (22,375)     46,884      (25,052)
  Borrowings under term loan................................      35,000          --           --
  Issuance of 10 1/8% Notes.................................          --          --      275,000
  Amounts paid in escrow....................................          --          --     (109,728)
  Borrowings of other long-term debt, including capital
     lease obligations......................................      10,080      10,911       14,247
  Payments of other long-term debt, including capital lease
     obligations............................................     (11,200)    (17,973)     (41,424)
  Payments of debt refinancing costs........................      (1,307)       (337)      (9,259)
  Payments of common stock issuance costs...................        (579)        (22)          --
  Purchase of treasury stock, net...........................        (151)       (209)        (233)
                                                                --------    --------    ---------
       Net cash provided by financing activities............    $ 44,283    $ 39,378    $ 103,569
                                                                --------    --------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................    $     --    $     --    $     555
                                                                --------    --------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    $     95    $     13    $   7,830
CASH AND CASH EQUIVALENTS, beginning of year................          28         123          136
                                                                --------    --------    ---------
CASH AND CASH EQUIVALENTS, end of year......................    $    123    $    136    $   7,966
                                                                ========    ========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

(1) BASIS OF PRESENTATION AND OPERATIONS

     The consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can") and U.S. Can's subsidiaries, all of which are European companies formed or acquired during 1996 (the "European Subsidiaries"). All significant intercompany balances and transactions have been eliminated. The consolidated group is hereinafter referred to as the Company.

     The Company is a manufacturer of steel and plastic containers for personal care products and household, automotive, paint and industrial supplies. The Company manufactures a broad line of aerosol containers for consumer and household products in the United States and Europe. In its paint and general line, the Company produces metal and plastic, round and oblong containers, pails and drums for paints, coatings and industrial products in the United States. The Company provides metal services including secondary steel, shearing, slitting, coating and lithography of tin mill products for the container industry and others and manufactures a wide variety of custom and specialty tins, decorative containers and products. The Company owns or leases 33 plants, located in 12 states, and 7 plants located in the United Kingdom, France, Germany, Spain and Italy, many of which are positioned near principal customers and suppliers.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Cash and Cash Equivalents -- The Company considers all liquid interest-bearing instruments purchased with an original maturity of three months or less to be cash equivalents.

     (b) Cash Overdrafts -- Cash overdrafts represent the aggregate amount of checks which have been issued and have not yet cleared the Company's zero-balance disbursement accounts, net of any cash in specific Company depository accounts which will be automatically drawn against as such checks clear the disbursement accounts. Cash on-hand and cash in Company accounts at banks not subject to the automatic netting are reported as cash and cash equivalents.

     (c) Accounts Receivable Allowances -- Activity in the accounts receivable allowances accounts was as follows (000's omitted):

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1994       1995       1996
                                                                 ----       ----       ----
Balance at beginning of year................................    $ 4,209    $ 4,116    $ 5,451
  Provision for doubtful accounts...........................        477        220        459
  Reserve for doubtful accounts from business
     acquisitions...........................................        582        160      2,636
  Provision for discounts, allowances and rebates...........      8,226      7,911     10,551
  Write-offs of doubtful accounts, net of recoveries........       (832)      (242)      (546)
  Discounts, allowances and rebates taken...................     (8,546)    (6,714)    (7,656)
                                                                -------    -------    -------
Balance at end of year......................................    $ 4,116    $ 5,451    $10,895
                                                                =======    =======    =======

     (d) Inventories -- All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $15.0 million at the European Subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. Inventory costs include material, labor and factory overhead. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1995 and 1996.

     Tin-plated steel accounted for approximately 85% of the Company's total raw material purchases during 1996. Negotiations with the Company's domestic tin-plated steel suppliers occur once per year. At that time, the prices for tin-plated steel are set for the upcoming year. Due to competition among steel suppliers and the

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

volume of tin-plated steel purchased by the Company in the United States, the Company has historically negotiated raw materials pricing which are more favorable than those publicly announced by its suppliers. However no assurance can be given that the Company will continue to be able to do so in the future. With respect to the European Subsidiaries, the Company has only limited prior purchasing history with its tin plate suppliers. No assurance can be given that the European Subsidiaries will be able to continue to purchase its tin plate requirements from such existing sources at prices below those publicly announced by its suppliers.

     Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                   DECEMBER 31,
                                                                -------------------
                                                                 1995        1996
                                                                 ----        ----
Raw materials...............................................    $21,066    $ 34,257
Work in progress............................................     34,138      48,654
Finished goods..............................................     19,549      26,053
Machine shop inventory......................................      3,499       4,179
                                                                -------    --------
                                                                $78,252    $113,143
                                                                =======    ========

     (e) Property, Plant and Equipment -- Property, plant and equipment is recorded at cost. Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Total maintenance and repairs expense charged against earnings was approximately $23,090,000, $24,639,000 and $28,550,000 in 1994, 1995 and 1996,
respectively. Upon sale or retirement of these assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

     Depreciation for financial reporting purposes is principally provided using the straight-line method over the estimated useful lives of the assets as follows: buildings -- 25 to 40 years; machinery and equipment -- 5 to 20 years. Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Accelerated methods are used for income tax purposes, where permitted.

     (f) Machinery Repair Parts -- Machinery repair parts are capitalized when purchased and are expensed, at cost, as they are used in the course of operations. These parts are recorded at the lower of cost or net realizable value in the accompanying balance sheets.

     (g) Intangibles -- Intangible assets consist principally of the excess purchase price over the fair value of the net assets of businesses acquired ("goodwill"), which is principally amortized over a 40 year life. The related amortization expense was $1,117,000, $1,733,000 and $2,013,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Total accumulated amortization was $7,045,000 and $9,058,000 at December 31, 1995 and 1996,
respectively. After an acquisition, the Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the Company uses projections to assess whether future operating income of the business is expected to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a write-down of goodwill to recoverable value (as determined by the same projections) is appropriate.

     (h) Environmental Liabilities -- The Company's operations and products are subject to Federal, state, local and foreign regulatory requirements relating to environmental protection. It is the Company's policy to comply fully with all such applicable requirements. The Company may be subject to potential liabilities for the costs of environmental remediation at currently or previously owned or operated sites or sites to which it, or predecessor owners, transported materials.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     It is the Company's policy to accrue for the estimated cost of environmental matters, on a non-discounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Such provisions and accruals exclude claims for recoveries from insurance carriers or other third parties. Such claims, are recognized as receivables only if realization is probable.

     Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities" was issued in October 1996 and will be adopted by the Company in 1997. This SOP provides authoritative guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities. Management does not believe that the impact of adopting this SOP will have a material effect on the Company's financial position or results of operations.

     (i) Revenue -- Revenue is recognized when goods are shipped to the customer. Estimated sales returns and allowances are recognized as an offset against revenue in the period in which the related revenue is recognized.

     (j) Foreign Currency Translation -- The functional currency for the European Subsidiaries is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains or losses resulting from such translation are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income and were not material in 1996.

     (k) Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) U.S. CAN CORPORATION STOCK OFFERING

     On November 7, 1994, the Corporation completed a public offering of 2,300,000 shares of Common Stock. At a public offering price of $16.00 per share of Common Stock, the net proceeds to the Corporation were approximately $34.2 million. The Corporation contributed the net proceeds to the capital of U.S. Can. The net proceeds were used by U.S. Can to prepay a portion of the outstanding balance on its revolving line of credit. Had the offering occurred on January 1, 1994 unaudited pro forma earnings per share would have been $1.54 for the year ended December 31, 1994 based on Common Stock equivalent shares of 12,718,000.

     Salomon Brothers Inc. ("Salomon Brothers") a common stockholder of the Corporation, received an underwriting discount in connection with the offering in the aggregate amount of approximately $833,000.

     In March 1994, 1995 and 1996, the Corporation contributed shares of Common Stock, valued at $850,000, $1,063,000 and $425,000, respectively, to U.S. Can's Salaried Employees Savings and Retirement Accumulation Plan.

(4) ACQUISITIONS AND ASSET PURCHASES

     On January 20, 1994, the Company acquired all the outstanding capital stock of Steeltin Can Corporation ("Steeltin Can") and substantially all the assets of two affiliated companies, Eastern Container Company, Inc. ("ECC") and Eastern Metal Decorating, Inc. ("EMD") collectively referred to as "Steeltin"). The total cost of the three transactions was approximately $19.1 million in cash and assumption of approximately $1.6 million of debt and was financed by U.S. Can's then existing revolving credit line and a supplemental credit facility provided to U.S. Can by one of its senior lenders. Of the $20.7 million total purchase price, $11.9 million related to Steeltin Can, $3.6 million to ECC, and $5.2 million to EMD.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On March 30, 1994, the Company acquired all the outstanding capital stock of Ellisco Inc. ("Ellisco") for $32.2 million. The cost of the transaction was financed by the remaining availability under the supplemental credit facility granted for the Steeltin acquisition and a portion of a second supplemental credit facility provided to U.S. Can by one of its senior lenders.

     Also during 1994, the Company acquired the capital stock or assets of four other businesses for an aggregate of $1 million in Common Sock, $350,000 in assumed debt and $6.2 million in cash.

     During 1995, the Company acquired four businesses for an aggregate of approximately $30.2 million in cash, plus contingent payments of up to $2.5 million, and the assumption of approximately $6.7 million in debt. The cash portion of the purchase prices was financed primarily from borrowings under U.S. Can's revolving line of credit.

     On April 29, 1996, the Company acquired from Alltrista Corporation ("Alltrista"), for approximately $9.6 million, substantially all of the machinery, equipment and coatings and inks inventory of, as well as certain proprietary technology used in, Alltrista Metal Services ("AMS"), a division of Alltrista (collectively, the "Assets"), and assumed a liability of $0.5 million. The Company also purchased the Chicago, Illinois, Baltimore, Maryland and Trussville, Alabama real property and buildings formerly used in AMS's business for $4.8 million. In a related transaction, in June 1996, the Company completed the purchase of AMS's remaining inventory for $8 million. The acquisitions were financed with borrowings under U.S. Can's revolving line of credit. In July 1996, the Company discontinued operations at two of the former AMS plants.

     On August 2, 1996, the Company completed the acquisition of all of the outstanding capital stock of three related companies, CPI Plastics, Inc., CP Ohio, Inc. and CP Illinois, Inc. (collectively, the "CPI Group"), engaged in manufacturing molded plastic drums and pails and poultry products. The Company paid $15.1 million in cash to the stockholders of the CPI Group, subject to contingent payments (in an amount not to exceed $1 million) based upon the CPI Group's financial performance through 1997. This acquisition was financed with borrowings under a special acquisition line of credit provided to U.S. Can by its senior lenders.

     On September 11, 1996, the Company completed the acquisition of a portion of Crown Cork & Seal Company, Inc.'s ("Crown") European aerosol can business ("USC Europe") for $51.1 million and the assumption of debt of $5.8 million. This acquisition included manufacturing operations in the United Kingdom, France, Spain and Germany and the aerosol can manufacturing equipment and assets from a Crown facility in Italy. USC Europe comprises the majority of the European Subsidiaries. The Company incurred $3.5 million of costs in completing this acquisition which have been included in total acquisition costs.

     Each of the foregoing business acquisitions was accounted for as a purchase for financial reporting purposes. Accordingly, assets and liabilities of the acquired companies were revalued to estimated fair values as of the acquisition date. Such revaluation adjustments, all made pursuant to the purchase method of accounting, resulted in increased amortization and depreciation in periods following the acquisitions. Management has used the best available information in estimating the fair value of those assets and liabilities. However, such estimates are subject to change pending finalization of property appraisals, plant consolidation requirements and other studies. Changes, if any, to these estimates are not expected to be material.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of the preliminary allocation of the aggregate purchase price of the CPI Group and USC Europe acquisitions (000's omitted):

Current assets..............................................    $ 51,157
Property, plant and equipment...............................      59,350
Other assets................................................       1,135
Current liabilities.........................................     (37,709)
Other liabilities...........................................     (10,568)
                                                                --------
       Net assets...........................................      63,365
Resulting goodwill..........................................       6,405
                                                                --------
       Total acquisition costs..............................    $ 69,770
                                                                ========

     The operating results of each acquired business are included in the consolidated statement of operations from the date of acquisition. Amortization of excess purchase price over the estimated fair value of the net assets acquired is made over a period of forty years. All acquired companies, other than those comprising USC Europe, have since been merged with U.S. Can.

     The following data represents the Company's unaudited pro forma 1994 results of operations as if the significant acquisitions of Steeltin and Ellisco had occurred on January 1, 1994 and the Company's unaudited pro forma 1995 and 1996 results of operations as if the significant acquisitions of the CPI Group and USC Europe had occurred on January 1 of the applicable year (000's omitted, except per share data):

                                                      1994        1995        1996
                                                      ----        ----        ----
Net sales.......................................    $573,053    $774,942    $867,791
Income before extraordinary item................      17,691       5,411      17,879
Net income......................................      17,691       5,411      12,629
Per Share Data:
Income before extraordinary item................    $   1.65    $   0.42    $   1.37
Net income......................................    $   1.65    $   0.42    $   0.96

     The pro forma operating results include each businesses' pre-acquisition results of operations for the indicated years with adjustments to reflect amortization of goodwill, additional depreciation on the increases to the fair market value of fixed assets, interest expense on the acquisition borrowings and the effect of income taxes thereon. The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

     On August 16, 1996, the Company completed its $1.3 million acquisition of a site in the Dallas, Texas area for the establishment of a paint and general line manufacturing plant. The decision to expand manufacturing capabilities in the Southwest followed the Company's agreement with one of its major coating customers on the material terms of a long-term supply arrangement. In October 1996, the Company and this customer signed a definitive long-term supply agreement. This Texas facility will initially produce gallon round paint cans for the coatings industry. In the future, if circumstances warrant, the Company may expand this facility to include production of certain of its other products.

     The Company has selected Merthyr Tydfil, U.K. as the site of a new aerosol container manufacturing facility. This plant, expected to be operational in mid-1997, represents an initial investment of $28.5 million (expended over two to three years), and will supply The Gillette Company's North Atlantic operations.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) DEBT OBLIGATIONS

     The primary debt obligations of the Company at December 31, 1995 and 1996, consisted of the following (000's omitted):

                                                               1995        1996
                                                               ----        ----
Senior debt --
  Revolving line of credit...............................    $ 57,700    $ 34,700
  Term loan..............................................      31,500          --
  Secured equipment notes................................      16,819      12,021
  Capital lease obligations..............................      29,100      35,894
  Secured term loan......................................          --       9,122
  Industrial revenue bonds...............................       7,500       7,500
  Mortgages and other....................................       1,957       1,573
                                                             --------    --------
                                                              144,576     100,810
Less -- Current maturities...............................     (17,216)    (11,928)
                                                             --------    --------
       Total senior debt.................................     127,360      88,882
                                                             --------    --------
Senior subordinated 13 1/2% notes........................     100,000          --
Senior subordinated 10 1/8% notes........................          --     275,000
                                                             --------    --------
       Total long-term debt..............................    $227,360    $363,882
                                                             ========    ========

     On April 29, 1994, U.S. Can entered into a four-year credit agreement (the "Senior Credit Agreement") with a group of banks providing a $130 million line of credit consisting of a $95 million revolving credit facility (the "Revolving Credit Facility") and a $35 million term loan. Funds available under the Senior Credit agreement have been used for working capital and other general corporate purposes, including acquisitions. The loans outstanding under the Senior Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate per annum, or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus 1.000% per annum, for specified interest periods (selected by U.S. Can) of one, two, three, or six months. The "Base Rate" is the higher of: (i) the Federal Funds rate plus 0.50% per annum or (ii) the rate of interest publicly announced from time to time by the Bank of America Illinois, Chicago, Illinois as its "reference rate." The weighted average interest rate of the loans outstanding under the Senior Credit Agreement was 6.9% and 6.7% at December 31, 1995 and 1996, respectively. For letters of credit issued under the Senior Credit Agreement, U.S. Can pays fees equal to: (a) the applicable Eurodollar Margin, currently 1.0% per annum, multiplied by the aggregate face amount outstanding on each such letter of credit and (b) an amount payable to the issuing bank equal to 0.2% per annum of the aggregate face amount outstanding on each such letter of credit, both of which are payable quarterly in arrears. Currently, U.S. Can is required to pay a commitment fee of 0.325% per annum of the average daily unused portion of each lender's commitment under the Senior Credit Agreement. Obligations under the Senior Credit Agreement are secured by U.S. Can's inventories and accounts receivable, and the term loan, while it was outstanding, was also secured by a mortgage on, and certain equipment located at, U.S. Can's Elgin, Illinois plant.

     In early April 1996, the senior lenders provided a temporary $10 million increase in the Revolving Credit Facility due to seasonal inventory requirements. In late April 1996, the senior lenders provided an additional temporary $20 million increase in the Revolving Credit Facility to fund the acquisition of AMS. In July 1996, the senior lenders provided the Company with an additional line of credit of $97 million (the "Acquisition Facility") to fund certain permitted acquisitions, including the acquisitions of the CPI Group and USC Europe. In connection with USC Europe acquisition, the Company pledged 65% of the stock of the European Subsidiaries pursuant to the amended terms of the Senior Credit Agreement. All of the supplemental facilities, including the Acquisition Facility, were terminated, and a substantial portion of the outstanding

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

balance under the Revolving Credit Facility was repaid, on October 17, 1996 coinciding with the issuance of the 10 1/8% Notes described below and at that time, the pledge of 65% of the stock of the European Subsidiaries was terminated. U.S. Can repaid the term loan on December 16, 1996, using funds from additional borrowings under the Revolving Credit Facility.

     As of December 31, 1996, U.S. Can had borrowings of $34.7 million outstanding under the Senior Credit Agreement, $11.8 million in letters of credit issued pursuant thereto, and $48.5 million of unused credit remained available.

     Secured equipment notes, issued at various times since 1990, mature in varying amounts from 1997 to 2003 and bear interest at various rates between 8.1% and 10.4%. Proceeds from these notes were used to purchase certain manufacturing equipment, and the notes are secured by that equipment.

     Capital lease obligations, including $6.8 million of such obligations incurred by the European Subsidiaries, mature in varying amounts from 1997 to 2007 and bear interest at various rates between 4.57% and 9.80%. Other debt, consisting of various governmental loans and real estate mortgages at interest rates between 7.0% and 9.25%, mature at various times through 2025, and were used to finance the expansion of several manufacturing facilities. Included in other assets as of December 31, 1995 and 1996 are proceeds of $3.5 million and $2.0 million, respectively, from certain industrial revenue bonds which are restricted for the relocation and expansion of the Company's Wheeling, West Virginia plant.

     On December 20, 1996, U.K. Can, Ltd., one of the European Subsidiaries, entered into (and U.S. Can guaranteed) a $28 million secured term loan with General Electric Capital Corporation, to finance the acquisition of land, building and equipment comprising the Merthyr Tydfil, Wales aerosol can production facility. This credit facility, under which $9.1 million was drawn as of December 31, 1996, is secured by the real and personal property of U.S. Can's Merthyr Tydfil operation.

     On December 26, 1991, U.S. Can issued $100.0 million principal amount of $13 1/4% Senior Subordinated Notes due 2002 (the "13 1/2% Notes"). The 13 1/2% Notes have since been entirely redeemed as described below.

     On October 17, 1996, the Corporation issued $275.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 in a private placement. These notes are expected to be exchanged in late February 1997 for similar notes which are publicly registered. These notes (collectively, the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon a change of control of the Corporation, as defined, the Noteholders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium.

     Net proceeds from the issuance of the 10 1/8% Notes were $268.1 million and were used to pay down amounts under the Senior Credit Agreement ($158.4 million), with $109.7 million being placed in an escrow account and subsequently used to redeem all of the 13 1/2% Notes. The amounts placed in the escrow account were invested in U.S Government obligations and were required, pursuant to the amended and restated escrow agreement, to be used by the escrow agent to redeem the 13 1/2% Notes on or immediately after the earliest redemption date (January 15, 1997) of such notes. Such redemption, which included a $4 million premium and unpaid interest earned on the 13 1/2% Notes through the redemption date, occurred on January 15, 1997. Considering the interest income which had accrued on the funds in the escrow account, the Company received $0.4 million of proceeds back from the escrow agent after the redemption. The Company recorded the early extinguishment of the 13 1/2% Notes as of October 17, 1996 which resulted in an extraordinary charge in the fourth quarter of 1996 of $5.2 million (net of income taxes of $3.5 million) representing the difference

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

between the $109.7 million placed in escrow less the $0.4 million refunded and the October 17, 1996, carrying value of the 13 1/2% Notes, related accrued interest and related unamortized deferred financing costs.

     Based upon borrowing rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's debt was approximately $264 million and $377 million as of December 31, 1995 and 1996, respectively. No quoted market value is available (except on the 10 1/8% Notes). These amounts, because they do not include certain costs such as prepayment penalties, do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

     Financing costs related to the issuance of new debt are deferred and amortized over the terms of the related debt agreements. Net deferred financing costs are recorded as other assets in the accompanying balance sheets.

     The Company paid interest on borrowings, excluding amounts paid into the escrow, of $22,116,000, $24,693,000 and $28,159,000 in 1994, 1995 and 1996,
respectively. As of December 31, 1995 and 1996, accrued interest on borrowings totaled $6,771,000 and $5,989,000 respectively.

     The Company's debt agreements, including the Senior Credit Agreement, contain various financial and other restrictive covenants. Certain of such agreements also contain cross-default provisions. The Company was in compliance with all covenants as of December 31, 1996. During 1996, certain of such covenants were amended.

     The more restrictive of the Company's covenants, as amended and defined in the credit agreements, require an earnings to interest expense on borrowings ratio of 2.0, a cash flow from operations to interest expense on borrowings ratio of 1.5 and a funded debt to adjusted earnings ratio of 4.0 for the year ended December 31, 1996. Additionally, the debt agreements required a minimum current ratio, excluding current maturities of long-term debt, of 1.5 as of December 31, 1996, and limit the distribution of dividends, the incurrence of additional debt, capital expenditures, asset sales and lease commitments. Compliance with these covenants is determined using methods as defined in the related agreements. Certain covenants become more restrictive on a graduated bases, as set forth in the related agreements.

     The terms of the Senior Credit Agreement and the 10 1/8% Notes impose restrictions that affect, among other things, the Company and U.S. Can's ability to (i) incur additional indebtedness, (ii) create liens on assets, (iii) sell assets, (iv) engage in mergers, acquisitions or consolidations, (v) make investments, (vi) pay dividends or make distributions and (vii) engage in certain transactions with affiliates and subsidiaries.

     Under the Senior Credit Agreement and as defined therein, U.S. Can may pay cash dividends on account of any shares of any class of capital stock of U.S. Can (or only any warrants, options or rights with respect thereto) in an amount not to exceed 25% of Net Income in any given fiscal year but in any event not more than 25% of consolidated cumulative Net Income attributable to the period commencing April 29, 1994, and ending on the date of such proposed cash dividends at any time that either (i) the Term Loan has been indefeasibly paid in full in cash or (ii) the Leverage Ratio as of the last day of the last fiscal quarter of any fiscal year does not exceed 3.50 to 1.00, but in no event may U.S. Can pay such cash dividends prior to the later to occur of (a) April 29, 1995 and (b) the delivery of the annual audited consolidated financial statements for the fiscal year ended in which either of the conditions contained in clause (i) or (ii) next above have been satisfied; and provided that no Default or Event of Default exists immediately prior to any Restricted Payment otherwise permitted.

     The Senior Credit Agreement also contains subjective covenants providing that U.S. Can would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of U.S. Can. Management is not aware of, nor does it anticipate, any facts, events or occurrences which could reasonably be expected to have a material adverse effect on the operations of U.S. Can that would cause the

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

lenders to demand repayment of the amounts borrowed under the Senior Credit Agreement prior to April 29, 1998. Accordingly, the borrowings under these agreements have been classified as long-term debt in the accompanying December 31, 1996 balance sheet.

     Under existing agreements, maturities of long-term debt as of December 31, 1996 (including capital lease obligations), are as follows (000's omitted):

1997...................................  $ 11,928
1998...................................    46,040
1999...................................     8,589
2000...................................     3,817
2001...................................     4,924
Thereafter.............................   300,512
                                         --------
                                         $375,810
                                         ========

(6) INCOME TAXES

     The Company does not provide for U. S. income taxes which would be payable if undistributed earnings of the European Subsidiaries were remitted to the U.S. because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits. Such unremitted earnings as of December 31, 1996 were $511,000.

     The provision for income taxes before extraordinary item in the statements of operations consisted of the following (000's omitted):

                                                       1994      1995     1996
                                                       ----      ----     ----
Current.............................................  $ 9,801   $4,175   $ 8,118
Deferred............................................    3,592     (567)    4,257
Foreign.............................................       --       --       299
                                                      -------   ------   -------
     Total..........................................  $13,393   $3,608   $12,674
                                                      =======   ======   =======

     In 1996, domestic pretax earnings were $28,865,000 and foreign pretax earnings were $810,000. Income taxes, net of refunds, of $10,955,000, $5,810,000 and $2,871,000 were paid in 1994, 1995 and 1996, respectively.

     The principal items comprising the difference between taxes on income before income taxes and extraordinary item computed at the Federal statutory rate and the actual provision for income taxes for the years presented were as follows (000's omitted):

                                                       1994      1995     1996
                                                       ----      ----     ----
Tax provision computed at the statutory rates.......  $11,187   $2,566   $10,386
Nondeductible amortization of intangible assets.....      347      320       445
State taxes, net of Federal benefit.................    1,566      436     1,347
Other, net..........................................      293      286       496
                                                      -------   ------   -------
     Provision for income taxes.....................  $13,393   $3,608   $12,674
                                                      =======   ======   =======

     Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

tax effect of significant temporary differences representing deferred income tax benefits and obligations consisted of the following (000's omitted):

                                           DECEMBER 31, 1995        DECEMBER 31, 1996
                                         ----------------------   ----------------------
                                         BENEFITS   OBLIGATIONS   BENEFITS   OBLIGATIONS
                                         --------   -----------   --------   -----------
Vacation accrual.......................  $ 2,900     $     --     $ 3,352     $     --
Debt extinguishment costs..............       --           --       2,686           --
Overhead reduction reserves............    3,043           --       1,454           --
Postretirement benefits................   10,233           --      10,682           --
Workers' compensation accrual..........    1,017           --       1,067           --
Pension accrual........................    2,078           --       2,026           --
Inventory valuation reserves...........       --       (8,802)         --       (7,443)
Depreciation...........................       --      (31,673)         --      (38,474)
Alternative minimum tax credit
  carryforwards........................    3,373           --       4,195           --
Other..................................    6,834       (2,233)      5,621       (3,686)
                                         -------     --------     -------     --------
     Total deferred income tax benefits
       (obligations)...................  $29,478     $(42,708)    $31,083     $(49,603)
                                         =======     ========     =======     ========

     Other than as described below, the Company did not record any valuation allowances against deferred income tax benefits at December 31, 1995 or 1996, as all such benefits are expected to be realized as tax deductions in future tax returns.

     In addition to the above deferred benefits and obligations, a German subsidiary of the Company has net operating loss carryforward credits of approximately $1.8 million. Some of the European subsidiaries have other net deferred income tax assets primarily due to operating losses (not significant) and non-deductible reserves. The Company has established a 100% valuation allowance of $2.0 million against the European Subsidiaries' net deferred income tax assets as of December 31, 1996 as realization of the related tax benefit is not assured. If such assets are, in fact, realized in a future period, the resulting benefit will reduce the future period's income tax expense.

(7) OVERHEAD REDUCTION PROVISION

     The Company recorded a pretax charge of approximately $8 million in the fourth quarter of 1995 related to actions taken to reduce overhead expenses and to eliminate redundant manufacturing capacity. The primary components of the charge include costs associated with severance packages for a number of identified salaried employees throughout the Company (41 employees for $2.0 million) and with the Company's Saddle Brook, New Jersey manufacturing facility (43 employees for $1.2 million) which has been closed as part of the consolidation of the Company's metal pail business into the Company's North Brunswick, New Jersey manufacturing facility. This closing did not have a material ongoing adverse effect on the Company's operating results as a majority of the business carried on at the Saddle Brook facility is now conducted at the North Brunswick facility. The principal plant closure costs include severance to affected employees, the write down to net realizable value of assets to be disposed of ($2.4 million) and estimated costs associated with the facility's operating lease. The majority of such severance and other costs have been expended as of December 31, 1996. All scheduled employee terminations have been completed.

     The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) EMPLOYEE BENEFIT PLANS

     The Company maintains separate noncontributory pension and defined contribution plans covering most domestic hourly employees and all domestic salaried personnel, respectively. It is the Company's policy to fund accrued pension and defined contribution plan costs in compliance with ERISA requirements. The total cost of these plans charged against earnings was approximately $4,782,000, $5,851,000 and $6,070,000 for 1994, 1995 and 1996,
respectively.

     The following table sets forth the funded status of the Company's domestic defined benefit pension plans, at December 31, 1995 and 1996 (000's omitted):

                                                                 1995       1996
                                                                 ----       ----
Actuarial present value of benefit obligation --
  Vested benefits...........................................    $19,376    $20,418
  Nonvested benefits........................................      1,673      2,059
                                                                -------    -------
Accumulated benefit obligation..............................     21,049     22,477
Effect of projected future compensation levels..............         --         --
                                                                -------    -------
Projected benefit obligation................................     21,049     22,477
Plan assets at fair value...................................     18,386     20,707
                                                                -------    -------
Projected benefit obligation in excess of plan assets.......      2,663      1,770
Unrecognized net gain (loss)................................       (482)        85
Unrecognized prior-service cost.............................       (631)    (1,033)
Unrecognized transition liability to be amortized over 15
  years.....................................................       (398)      (332)
Adjustment required to recognize additional minimum
  liability.................................................      1,511      1,280
                                                                -------    -------
     Accrued pension costs..................................    $ 2,663    $ 1,770
                                                                =======    =======

     At December 31, 1995, the Company reclassified certain reserves related to plant consolidation and restructuring programs started prior to 1991 into accrued pension costs as such reserves related solely to pension benefits due to employees affected by the programs. Additionally, consolidation expenses, which represented the interest charges on these discounted reserves, are now reported as part of the Company's net periodic pension cost.

     In accordance with the provisions of SFAS No. 87 -- "Employers' Accounting for Pensions," the Company recorded an additional minimum liability at the end of 1995 and 1996 representing the excess of the accumulated benefit obligation over the plan assets at fair value and the unfunded accrued pension cost. The additional minimum liability was offset to the extent possible by an intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior-service cost and unrecognized transition liability, the balance of the offset of the additional minimum liability was reported as a reduction of retained earnings, net of related income tax benefits.

     The projected benefit obligation as of December 31, 1994, 1995 and 1996 was determined using an assumed discount rate of 8.0%, 7.5% and 7.5%, respectively. The expected long-term rate of return on plan assets used in determining net periodic pension cost was 7.5%, 8.0% and 8.0% in 1994, 1995, and 1996, respectively. The plan has a flat benefit formula; accordingly, the effect of projected future compensation levels is zero. The plan's assets consist primarily of shares of the Corporation's common stock, equity and bond funds, corporate bonds and investment contracts with insurance companies.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net periodic pension costs for the Company's domestic defined benefit pension plan for the years ended December 31, 1994, 1995 and 1996 included the following components (000's omitted):

                                                                 1994      1995       1996
                                                                 ----      ----       ----
Service cost on benefits earned during the year.............    $  667    $   625    $   690
Interest cost on projected benefit obligation...............     1,034      1,085      1,133
Actual return on plan assets................................       242     (1,562)    (1,166)
Net amortization and deferral...............................      (672)     1,041        507
                                                                ------    -------    -------
Net periodic pension cost...................................    $1,271    $ 1,189    $ 1,164
                                                                ======    =======    =======

     In addition, hourly employees at eight plants are covered by union-sponsored, collectively bargained, multi-employer pension plans. The Company contributed to these plans and charged to expense approximately $885,000, $1,203,000 and $1,519,000 in 1994, 1995 and 1996, respectively. The contributions are generally determined in accordance with the provisions of the negotiated labor contracts and are generally based on a per employee per week amount.

     While the Company does provide limited severance and certain supplemental unemployment benefits for certain domestic employees in connection with certain collective bargaining agreements, benefits paid under these arrangements have been and are expected to continue to be minimal. Postemployment benefits associated with overhead reduction and plant consolidation programs are appropriately provided.

     In Europe, the Company maintains two defined benefit plans for certain of its employees in the United Kingdom and in France. The United Kingdom plan benefits are based primarily on years of service and employee compensation. As of December 31, 1996, the preliminary actuarially-determined accumulated benefit obligation was $28.8 million with such amount being fully funded.

     The French plan benefits are based primarily on length of employee service. As of December 31, 1996, the actuarially-determined accumulated benefit obligation was approximately $1,386,000 (all non-vested). This plan is not funded. The aggregate net pension expense in 1996, from the date of the USC Europe acquisition, for these two plans was approximately $156,000.

(9) POSTRETIREMENT BENEFIT PLANS

     The Company provides health and life insurance benefits for certain domestic retired employees in connection with certain collective bargaining agreements.

     Net periodic postretirement benefit costs for the Company's domestic postretirement benefit plans for the years ended December 31, 1994, 1995 and 1996, included the following components (000's omitted):

                                                                 1994      1995      1996
                                                                 ----      ----      ----
Service cost on benefits earned during the year.............    $  292    $  333    $  388
Amortization of net loss....................................        60        --        --
Interest cost on accumulated postretirement benefit
  obligation................................................     1,758     1,836     1,851
                                                                ------    ------    ------
       Net periodic postretirement benefit cost.............    $2,110    $2,169    $2,239
                                                                ======    ======    ======

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's postretirement benefit plans currently are not funded. The status of the plans at December 31, 1995 and 1996, is as follows (000's omitted):

                                                                 1995       1996
                                                                 ----       ----
Actuarial present value of accumulated postretirement
  benefit obligation --
  Retirees, beneficiaries and dependents of retirees........    $16,441    $15,687
  Active employees and dependents...........................     10,314     10,381
                                                                -------    -------
Total accumulated postretirement benefit obligation.........     26,775     26,068
Unrecognized net loss.......................................      3,038      1,700
                                                                -------    -------
       Accrued postretirement benefit costs.................    $23,717    $24,368
                                                                =======    =======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12% in 1994, 11% in 1995 and 10% in 1996, gradually declining to 7% by the year 1999 and remaining at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $2,880,000 and the total of the service and interest cost components of net postretirement benefit cost for the year then ended by approximately $280,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.0%, 7.5% and 7.5%, in 1994, 1995 and 1996, respectively.

     An executive, director and stockholder of the Corporation is eligible to receive postretirement benefits under a non-qualified supplemental benefit plan. During 1994, 1995 and 1996, $298,000, $364,000 and $380,000, respectively, was charged to expense for benefits earned under this plan. As of December 31, 1995 and 1996, the Company had recorded a liability of $2,580,000 and $2,960,000, respectively, for benefits for which the executive was fully eligible to receive at that date. The principal source of funding for this obligation is an insurance policy on the executive's life on which the Company is currently paying the premium. The cash surrender value, net of appropriate reserves, is reflected as a component of other assets.

(10) COMMITMENTS AND CONTINGENCIES

     Aerosol containers, the Company's principal product, have historically been subject to criticism on environmental grounds. While the Company believes that aerosol can technology is environmentally sound, unfavorable legislation or regulation relating to aerosols could reduce the number of aerosol containers used by the Company's customers, which could have a material adverse effect on the Company. Several states have enacted legislation requiring reformulation of aerosol product propellants and many of the Company's customers have responded to meet such relevant new standards.

     The Company's domestic and foreign operations are subject to extensive governmental regulatory requirements relating to environmental protection. As part of its compliance effort, management has commissioned outside technical consultants to work in concert with the Company's internal environment group to implement a company-wide environmental auditing program. Based on the audit results and reports prepared in connection with its acquisitions, management believes that the Company's current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which could have a material adverse effect on the Company. The Company is in the process of integrating the European Subsidiaries into its environmental management system and will be evaluating its ongoing compliance responsibilities during this process. There can be no assurance, however, that currently unknown matters, new laws and regulations or stricter interpretations of existing laws and regulations will not materially affect the Company's business or operations in the future.

     The Company has made and expects to continue to make, significant capital expenditures to upgrade its facilities in accordance with current and pending environmental regulations. Most notably, the Company has

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

undertaken an approximately $8.3 million program (of which $6.2 million had been spent as of December 31, 1996) to upgrade its lithography centers to comply with scheduled Clean Air Act requirements in the United States.

     As of December 31, 1996, the Company's reserves for future ascertainable costs of environmental remediation in the United States were approximately $400,000. Management does not believe that such costs, if any, in excess of the reserve will have a material adverse effect on the Company's results of operations or financial condition. In making this assessment, the Company considered all information available to it including its and others companies' reported prior experience in dealing with such matters, data released by the EPA and reports by independent environmental consultants regarding certain matters. In estimating the ascertainable costs of environmental remediation, management has not taken into account (i) any potential insurance recovery or (ii) indemnification rights to which it may be entitled. In conjunction with its acquisitions, the Company routinely obtains indemnification for environmental matters from the sellers. Such indemnification is typically subject to varying "baskets" or deductibles and maximum limitations and is ultimately subject to the credit-worthiness of the indemnitor.

     With respect to the European Subsidiaries, no subsurface sampling has been performed to identify possible contamination. Several of the facilities have been operating at their locations for more than ten years and according to a survey conducted by an independent environmental consultant it is likely that there have been releases of hazardous substances at these locations in the past. However, management has been advised by an independent environmental consultant familiar with United Kingdom and German law and policy with respect to remediation requirements that the local authorities are unlikely to propose or enforce stringent remediation requirements which would affect the commercial viability of either the German or the British facilities given their location in heavily industrialized areas. Moreover, the Company has been indemnified by Crown as to environmental conditions at these sites. Management believes that any future requirement to remediate these sites will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company understands that the groundwater in San Leandro, California (formerly a site of one of the Company's can assembly facilities) is contaminated at shallow and intermediate depths, and that the area of concern partially extends to the groundwater below the facility formerly owned by the Company. In January, 1997, the Company received the results from on-site investigations conducted by an independent environmental consultant. Those results indicated that, while no evidence of soil contamination in studied areas was found, there is a substantial probability that soil beneath one area of the facility has had an impact on site groundwater. Additionally, groundwater in the vicinity has been impacted by contaminants which appear to be migrating on-site from upgradient sources. Recently, the Company received a notice requiring that they deliver a work plan to develop a site characterization report on the site sampling and investigative results no later than March 3, 1997. The San Leandro facility was closed in 1989 and was subsequently sold. In connection with the sale, the Company agreed to indemnify the purchaser against any environmental claims related to the Company's ownership of the property.

     On February 28, 1995, an affiliate of Peter Kiewit Sons, Inc. ("Kiewit"), filed a Complaint against U.S. Can and others in the United States District Court of the State of New Jersey, asserting claims based upon alleged indemnity obligations of U.S. Can to Kiewit, arising from the 1987 acquisition by U.S. Can of the general packaging business of Kiewit's predecessor. These alleged indemnity obligations relate to environmental liabilities, reimbursable insurance deductibles and reinsurance amounts, and certain personal injury and employment discrimination claims. In an initial discovery disclosure served on U.S. Can, Kiewit alleged that its damages to the date of such disclosure were approximately $4.4 million. U.S. Can has filed an Answer to the Complaint, asserted affirmative defenses and made counterclaims against Kiewit seeking reimbursement for expenses and accruals relating to postretirement medical and life insurance benefits for former employees of the general packaging business, and expenses incurred as a result of Kiewit's predecessor's breach of its

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

contractual indemnification obligations to U.S. Can. The case has been transferred to the United States District Court for the Northern District of Illinois. U.S. Can believes it has meritorious defenses to all of Kiewit's claims, and that resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

     The National Labor Relations Board has issued a decision finding the Company in violation of certain sections of the National Labor Relations Act as a result of the Company's closure of a facility in 1991 and failure to offer inter-plant job opportunities to affected employees. Management does not believe that the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

     The Company, including the European Subsidiaries, is involved in various other environmental and legal actions and administrative proceedings. Management is of the opinion that their outcome will not have a material effect on the Company's financial position or results of operations.

     The Company has entered into agreements to lease certain property under terms which qualify as capital leases. Capital leases consist primarily of data processing equipment and various production machinery and equipment. Most capital leases contain renewal options and some contain purchase options. The December 31, 1995 and 1996 capital lease asset balances were $39,634,000 and $51,562,000, net of accumulated amortization of $13,150,000 and $19,016,000, respectively. Capital lease obligations extend through 2115. Capital lease additions included as capital expenditures in the accompanying statements of cash flows were $8,157,000, $5,802,000 and $2,087,000, in 1994, 1995 and 1996,
respectively.

     The Company also maintains operating leases on various plant and office facilities and office equipment. Rent expense under operating leases for the years ended December 31, 1994, 1995 and 1996, was $5,955,000, $8,090,000, and
$9,198,000, respectively.

     At December 31, 1996 minimum payments due under these leases are as follows (000's omitted):

                                                              CAPITAL     OPERATING
                                                               LEASES      LEASES
                                                              -------     ---------
1997......................................................    $  8,269     $ 7,434
1998......................................................       8,248       8,141
1999......................................................       7,051       4,100
2000......................................................       4,994       3,309
2001......................................................       6,236       2,346
Thereafter................................................      14,358       8,487
                                                              --------     -------
Total minimum lease payments..............................      49,156     $33,817
                                                                           =======
Amount representing interest..............................     (13,262)
                                                              --------
Present value of net minimum capital lease payments
  (including $5,544 classified as current)................    $ 35,894
                                                              ========

     The Company was contingently liable for outstanding letters of credit totaling $11.8 million as of December 31, 1996. Such letters of credits were issued primarily to guarantee workers' compensation claims, which have been accrued but not funded, and certain debt.

(11) STOCK OPTION PLANS

  Incentive Stock Option Plan

     The Corporation maintains an Incentive Stock Option Plan (the "ISO Plan") for certain key employees of the Company. Directors who are not regular employees of the Company are not eligible to participate in the ISO Plan. In addition, no employee of the Company is eligible to participate in the ISO Plan if such employee

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

owns stock constituting 10% or more of the total voting power of the Corporation. The Corporation has reserved 240,000 shares for issuance under the ISO Plan. The exercise price for options granted under the ISO Plan may not be less than 100% of the fair market value of the underlying stock on the date the option is granted. Options under the plan may have a maximum term of 10 years and are exercisable at the time specified by the Board of Directors. Payment upon exercise of an option is to be in full, in either cash or shares of Common Stock with a value equal to the option price, or a combination of the two.

  Nonqualified Stock Option Agreement

     The Corporation was a party to a Nonqualified Stock Option Agreement under which options to purchase a total of 300,000 shares were granted to an executive officer and a former executive officer of the Company. During 1995, the remaining 115,000 outstanding options were exercised.

  1993 Option Plan

     The Company maintains a non-qualified option plan (the "1993 Option Plan") pursuant to which employees of the Company may be granted options to purchase up to a total of 500,000 shares of Common Stock at a per share exercise price equal to the per share market price of the Common Stock as of the date the option is granted. Pursuant to the 1993 Option Plan, the Company has issued options to purchase 496,375 shares of Common Stock at prices ranging from $12.00 to $21.50 per share. These options have a maximum term of 10 years and will vest over a four-year period, 25% becoming fully vested on the first anniversary date of their issuance, with the rest of the options vesting monthly in equal amounts over the remaining three years.

  1994 Option Plan

     The Company maintains a non-qualified option plan (the "1994 Option Plan") with provisions identical to the 1993 Option Plan. Pursuant to the 1994 Option Plan, the Company has reserved 50,000 shares of Common Stock and has issued options to purchase 47,000 shares of Common Stock at prices ranging from $15.75 to $19.00 per share.

  Stock Purchase Plan

     The Company maintains an annual non-qualified employee stock purchase plan (the "Stock Purchase Plan") available to all salaried employees and certain designated groups of hourly employees. The purpose of the plan is to promote increased employee stock ownership in the Company and to provide a benefit to employees. Participating employees are able to purchase shares of Common Stock through payroll deductions. Each annual Stock Purchase Plan is in effect for a one-year period. Eligible employees are able to elect to purchase shares of Common Stock at a price equal to the current market price, less a 15% discount, in an amount up to 7.5% of each participating employee's salary. Fifteen days prior to the exercise date, each participant has the option to complete the purchase of shares under the Stock Purchase Plan or to withdraw the amounts withheld from the employee's salary pursuant to the plan. During 1994, 1995 and 1996, the Corporation issued Common Stock valued at $1,660,000, $1,569,000 and $462,000 related to the Stock Purchase Plan. The Stock Purchase Plan established for the 1996 - 1997 plan year has an exercise price of $14.556 per share.

  Incentive Plan

     In 1995, the Company adopted an equity incentive plan (the "Incentive Plan") pursuant to which employees of the Company may be granted stock options ("Options"), stock appreciation rights ("SARs") and shares of restricted stock ("Restricted Shares"). The number of shares of Common Stock that may be issued or transferred under this plan upon the exercise of Options or as Restricted Shares may not exceed 650,000 shares. The exercise price of the Options may not be less than 100% of the fair market value of the

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

underlying stock on the date of the grant. Options have a maximum term of ten years and are exercisable at the time specified by the Board of Directors.

     Options granted under the Incentive Plan may be either incentive stock options ("ISOs") or non-qualified stock options ("NSOs"). Pursuant to the Incentive Plan, the Company has issued ISOs to purchase 189,500 shares of Common Stock at prices ranging from $16.50 to $20.875 per share and NSOs to purchase 5,000 shares of Common Stock at a price of $18.75 per share.

     SARs may be granted in connection with any Option granted under the Incentive Plan, either at the time of the Option grant or any time thereafter during the term of the Option. SARs entitle the holder of the related Option to surrender to the Company the unexercised, related option, or any portion thereof, in exchange for an amount equal to the excess of the market value of a share of Common Stock on the date the SAR is exercised over the Option's exercise price times the number of shares covered by the surrendered Option, or portion thereof. The Company did not grant any SARs in 1995 or 1996.

     Shares issued as Restricted Shares under the Incentive Plan provide all the rights of ownership with respect to such shares, including the right to vote the shares and receive all dividends or other distributions made or paid with respect to such shares. The shares are restricted in that ownership is dependent on continued employment with the Company and transferability is limited. These restrictions lapse upon the completion of a period of time as specified by the Board of Directors at the time of issuance. Restricted Shares issued under the plan are recorded at their fair value on the date of issuance with a corresponding charge to stockholders' equity representing the compensation to be recognized during the restriction period. The unearned compensation is amortized as expense on a straight-line basis over the restriction period. In 1995, 131,000 restricted shares were issued at an aggregate value of approximately $2,161,000. In 1996, 67,000 restricted shares were issued at an aggregate value of approximately $1,088,000. Amortization of unearned compensation amounted to $109,000 and $479,000 during 1995 and 1996, respectively.

     A summary of the status of the Company's stock option plans at December 31, 1994, 1995 and 1996 and changes during the years then ended is presented in the tables below:

                                                       OPTIONS OUTSTANDING           EXERCISABLE OPTIONS
                                                    --------------------------    -------------------------
                                                                WEIGHTED AVG.                WEIGHTED AVG.
                                                     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                     ------     --------------    ------     --------------
January 1, 1994.................................     757,750        $ 8.96
Granted.........................................     308,918         15.96
Exercised.......................................    (136,146)         9.15
Purchased by the Company........................      (5,000)         8.00
Canceled........................................     (54,339)        11.16
                                                    --------        ------
December 31, 1994...............................     871,183        $11.26        356,730        $ 7.15
Granted.........................................     335,917         17.11
Exercised.......................................    (217,162)         7.63
Canceled........................................     (33,146)        15.34
                                                    --------        ------
December 31, 1995...............................     956,792        $14.00        403,469        $11.48
Granted.........................................      83,897         14.56
Exercised.......................................     (28,350)        16.94
Canceled........................................     (94,567)        17.21
                                                    --------        ------
December 31, 1996...............................     917,772        $13.63        744,499        $13.15
                                                    ========        ======

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                OPTIONS OUTSTANDING                                     EXERCISABLE OPTIONS
                                AT DECEMBER 31, 1996                                    AT DECEMBER 31, 1996
------------------------------------------------------------------------------------    --------------------
                                                            WTD. AVG.
                                                            REMAINING      WTD. AVG.               WTD. AVG.
                  RANGE OF                                 CONTRACTUAL     EXERCISE                EXERCISE
              EXERCISE PRICES                   SHARES     LIFE (YEARS)      PRICE      SHARES       PRICE
              ---------------                   ------     ------------    ---------    ------     ---------
$ 1.00 to $ 8.00............................     97,500        0.6          $ 6.00       97,500     $ 6.00
$12.00 to $22.00............................    820,272        6.3           14.53      646,999      14.23
                                                -------        ---          ------      -------     ------
                                                917,772        5.7          $13.63      744,499     $13.15
                                                =======        ===          ======      =======     ======

     SFAS No. 123 -- "Accounting for Stock-based Compensation" was issued in October 1995 and established financial accounting and reporting standards for stock-based compensation plans. The standard requires a fair value-based method to determine the compensation costs of such plans. As allowed by the standard, the Company continued to account for its stock-based employee compensation plans in accordance with the prior standard under which it recognized an immaterial amount of compensation expense in 1995 and 1996. Had compensation costs been determined on the fair value-based accounting method for options granted in 1995 and 1996, pro forma net income and earnings per share would have been $3.5 million and $0.27, respectively, for 1995 and $11.0 million and $0.84, respectively, for 1996. As compensation costs for options granted prior to January 1, 1995, were not remeasured for purposes of this pro forma disclosure, such disclosure may not be representative of such future pro forma disclosures.

     The weighted-average estimated fair value of options granted during 1995 and 1996 was $8.42 and $2.42 respectively. The fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 1995 and 1996, respectively; risk-free interest rate of 6.32% and 5.77%; expected lives of 7.91 years and .33 years; expected volatility of 24.87% and 35.35%; and no dividends for either year.

(12) SHAREHOLDER RIGHTS PLAN

     On October 19, 1995, the Corporation's Board of Directors adopted a Shareholder Rights Plan. The Board declared a distribution of one right (a "Right") for each share of Common Stock, which was outstanding on October 19, 1995 (the "Record Date"). Each share of Common Stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable or detachable from the Common Stock. The Rights will become exercisable and detachable only following the acquisition by a person or a group of 15 percent or more of the outstanding Common Stock of U.S. Can Corporation or following the announcement of a tender or exchange offer for 15 percent or more of the outstanding Common Stock.

     The Rights will, if they become exercisable, permit the holders of the Rights to purchase a certain amount of preferred stock of the Corporation at a 50 percent discount, or to exchange the Rights for Common Stock, if the Board permits. Where an acquiring company effects a merger or other control transaction with the Corporation, the Rights may also entitle the holder to acquire stock of the acquiring company at a 50 percent discount. If a person or group acquires 15 percent or more of the Common Stock (or announces a tender or exchange offer for 15 percent or more of the Common Stock), the acquiring person's or group's Rights become void. In certain circumstances, the Rights may be redeemed by the Company at an initial redemption price of $.01 per Right. If not redeemed, the Rights will expire ten years after the Record Date.

     In addition, the Company has adopted certain change of control protection that, under certain circumstances, would increase compensation and benefits of certain executive officers.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13) GEOGRAPHICAL AREA INFORMATION

     The following table summarizes certain financial data as of and for the year ended December 31, 1996, by geographical area. The Company had no foreign operations prior to its acquisition of USC Europe.

                                                              OPERATING   IDENTIFIABLE
                                                  NET SALES    INCOME        ASSETS
                                                  ---------   ---------   ------------
                                                            (000'S OMITTED)
United States...................................  $728,666     $60,551      $538,389
Europe..........................................    32,763         975       105,227
                                                  --------     -------      --------
     Total......................................  $761,429     $61,526      $643,616
                                                  ========     =======      ========

(14) SUBSIDIARY GUARANTOR INFORMATION

     The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through December 31, 1996, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. The Corporation had no assets or operations separate from its investment in U.S. Can, and there were no Non-Guarantor Subsidiaries until the acquisition by U.S. Can of USC Europe on September 11, 1996. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

     The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the European Subsidiaries (the "Non-Guarantor Subsidiaries"), as of and for the year ended December 31, 1996. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996

                                                        UNITED STATES
                                                             CAN
                                           U.S. CAN        COMPANY        USC EUROPE                       U.S. CAN
                                          CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                   CORPORATION
                                           (PARENT)      GUARANTOR)      SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                          -----------   -------------   --------------    ------------   ------------
                                                                        (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents.............   $     --       $    628         $  7,338         $     --       $  7,966
  Accounts receivable...................         --         61,000           25,822               --         86,822
  Inventories...........................         --         98,179           14,964               --        113,143
  Prepaid expenses and other assets.....         --         12,883            2,378               --         15,261
  Prepaid income taxes..................        696          8,676               --               --          9,372
                                           --------       --------         --------         --------       --------
          Total current assets..........        696        181,366           50,502               --        232,564
NET PROPERTY, PLANT AND EQUIPMENT.......         --        269,281           53,833               --        323,114
INTANGIBLE ASSETS.......................         --         67,206               --               --         67,206
OTHER ASSETS............................      7,671         12,169              892               --         20,732
INVESTMENT IN SUBSIDIARIES..............    364,461         53,232               --          417,693             --
                                           --------       --------         --------         --------       --------
          Total assets..................   $372,828       $583,254         $105,227         $417,693       $643,616
                                           ========       ========         ========         ========       ========
CURRENT LIABILITIES
  Current maturities of long-term
     debt...............................   $     --       $ 11,567         $    361         $     --       $ 11,928
  Accounts payable......................         --         40,490           19,634               --         60,124
  Other current liabilities.............         --         43,187           11,695               --         54,882
                                           --------       --------         --------         --------       --------
          Total current liabilities.....         --         95,244           31,690               --        126,934
                                           --------       --------         --------         --------       --------
SENIOR DEBT.............................         --         82,978            5,904               --         88,882
SUBORDINATED DEBT.......................    275,000             --               --               --        275,000
OTHER LONG-TERM LIABILITIES.............      1,340         53,647            1,028               --         56,015
INTERCOMPANY ADVANCES...................       (297)       (13,076)          13,373               --             --
                                           --------       --------         --------         --------       --------
STOCKHOLDERS' EQUITY....................     96,785        364,461           53,232          417,693         96,785
                                           --------       --------         --------         --------       --------
          Total liabilities and
            stockholders' equity........   $372,828       $583,254         $105,227         $417,693       $643,616
                                           ========       ========         ========         ========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                    UNITED STATES
                                                         CAN
                                      U.S. CAN         COMPANY         USC EUROPE                         U.S. CAN
                                     CORPORATION    (SUBSIDIARY)     (NON-GUARANTOR                     CORPORATION
                                      (PARENT)        GUARANTOR       SUBSIDIARIES)     ELIMINATIONS    CONSOLIDATED
                                     -----------    -------------    --------------     ------------    ------------
                                                                     (000'S OMITTED)
NET SALES..........................   $     --        $728,666           $32,763          $     --        $761,429
COST OF SALES......................         --         639,272            30,500                --         669,772
                                      --------        --------           -------          --------        --------
  Gross income.....................         --          89,394             2,263                --          91,657
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES.........................         --          28,843             1,288                --          30,131
                                      --------        --------           -------          --------        --------
  Operating income.................         --          60,551               975                --          61,526
INTEREST EXPENSE...................         --          28,159               228                --          28,387
AMORTIZATION OF DEFERRED FINANCING
  COSTS............................         --           1,518                --                --           1,518
OTHER EXPENSES.....................         --           2,009               (63)               --           1,966
EQUITY EARNINGS OF SUBSIDIARIES....     11,751             511                --           (12,262)             --
PROVISION FOR INCOME TAXES.........         --          12,375               299                --          12,674
EXTRAORDINARY ITEM, NET............         --          (5,250)               --                --          (5,250)
                                      --------        --------           -------          --------        --------
NET INCOME (LOSS)..................   $ 11,751        $ 11,751           $   511          $(12,262)       $ 11,751
                                      ========        ========           =======          ========        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                      UNITED STATES
                                                           CAN
                                      U.S. CAN           COMPANY         USC EUROPE                         U.S. CAN
                                     CORPORATION      (SUBSIDIARY)     (NON-GUARANTOR                     CORPORATION
                                      (PARENT)          GUARANTOR       SUBSIDIARIES)     ELIMINATIONS    CONSOLIDATED
                                     -----------      -------------    --------------     ------------    ------------
                                                                      (000'S OMITTED)
CASH FLOWS FROM OPERATING
  ACTIVITIES.......................   $     --          $  26,245         $  4,677          $     --       $  30,922
                                      --------          ---------         --------          --------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures.............         --            (38,294)         (10,336)               --         (48,630)
  Acquisition of businesses, net of
    cash...........................         --            (29,655)         (51,239)               --         (80,894)
  Changes in restricted cash.......         --              1,455               --                --           1,455
  Proceeds from sale of property...         --              1,515               --                --           1,515
  Machinery repair parts usage,
    net............................         --                 29             (691)               --            (662)
                                      --------          ---------         --------          --------       ---------
       Net cash used in investing
         activities................         --            (64,950)         (62,266)               --        (127,216)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuance of common stock and
    exercise of stock options......         --            (51,082)          51,100                --              18
  Change in intercompany
    advances.......................         --            (13,373)          13,373                --              --
  Net borrowings under the
    revolving line of credit and
    changes in cash overdrafts.....         --            (25,052)              --                --         (25,052)
  Issuance of 10 1/8% Notes........         --            275,000               --                --         275,000
  Amounts paid in escrow...........         --           (109,728)              --                --        (109,728)
  Borrowings of other long-term
    debt, including capital lease
    obligations....................         --             14,247               --                --          14,247
  Payments of other long-term debt,
    including capital lease
    obligations....................         --            (41,323)            (101)               --         (41,424)
  Payments of debt refinancing
    costs..........................         --             (9,259)              --                --          (9,259)
  Purchase of treasury stock,
    net............................         --               (233)              --                --            (233)
                                      --------          ---------         --------          --------       ---------
       Net cash provided from
         financing activities......         --             39,197           64,372                --         103,569
                                      --------          ---------         --------          --------       ---------
  EFFECT OF EXCHANGE RATE CHANGES
    ON CASH........................         --                 --              555                --             555
                                      --------          ---------         --------          --------       ---------
  INCREASE CASH AND CASH
    EQUIVALENTS....................         --                492            7,338                --           7,830
  CASH AND CASH EQUIVALENTS,
    beginning of period............         --                136               --                --             136
                                      --------          ---------         --------          --------       ---------
  CASH AND CASH EQUIVALENTS, end of
    period.........................   $     --          $     628         $  7,338          $      0       $   7,966
                                      ========          =========         ========          ========       =========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited interim results of operations for each of the quarters in 1995 and 1996.

                                  FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                               -------------------   -------------------   -------------------   -------------------
                                 1995       1996       1995       1996       1995       1996       1995       1996
                                 ----       ----       ----       ----       ----       ----       ----       ----
                                                      (000'S OMITTED, EXCEPT PER SHARE DATA)
NET SALES....................  $154,061   $163,611   $165,981   $180,596   $154,345   $194,109   $152,098   $223,113
COST OF SALES................   132,212    142,129    144,757    157,466    142,103    171,150    136,406    199,027
                               --------   --------   --------   --------   --------   --------   --------   --------
  Gross Income...............    21,849     21,482     21,224     23,130     12,242     22,959     15,692     24,086
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES....     6,591      6,850      7,101      7,080      6,898      7,173      6,779      9,028
OVERHEAD REDUCTION
  PROVISION(a)...............        --         --         --         --         --         --      8,000         --
                               --------   --------   --------   --------   --------   --------   --------   --------
  Operating Income...........    15,258     14,632     14,123     16,050      5,344     15,786        913     15,058
INTEREST EXPENSE ON
  BORROWINGS.................     5,802      6,186      6,345      6,334      6,241      6,993      6,125      8,874
AMORTIZATION OF DEFERRED
  FINANCING COSTS............       357        426        382        376        396        330        408        386
CONSOLIDATION EXPENSES.......        82         --         82         --         81         --         82         --
OTHER EXPENSES...............       271        492        446        511        499        480        492        463
PROVISION (BENEFIT) FOR
  INCOME TAXES...............     3,624      3,198      2,908      3,752       (593)     3,402     (2,331)     2,322
                               --------   --------   --------   --------   --------   --------   --------   --------
  Income before extraordinary
    item.....................     5,122      4,330      3,960      5,077     (1,280)     4,581     (3,863)     3,013
EXTRAORDINARY ITEM, NET OF
  TAX(b).....................        --         --         --         --         --         --         --     (5,250)
                               --------   --------   --------   --------   --------   --------   --------   --------
NET INCOME (LOSS)............  $  5,122   $  4,330   $  3,960   $  5,077   $ (1,280)  $  4,581   $ (3,863)  $ (2,237)
                               ========   ========   ========   ========   ========   ========   ========   ========
EARNINGS (LOSS) PER SHARE....  $   0.40   $   0.33   $   0.31   $   0.39   $  (0.10)  $   0.35   $  (0.30)  $  (0.17)
                               ========   ========   ========   ========   ========   ========   ========   ========
Weighted average shares and
  equivalent shares
  outstanding (000's)........    12,864     13,005     12,856     13,074     12,756     13,120     12,866     13,159
Stock Market Price Range(c)
  High.......................  $ 23.250   $ 17.375   $ 21.500   $ 18.250   $ 16.000   $ 16.375   $ 14.250   $ 17.250
  Low........................  $ 18.750   $ 13.250   $ 14.000   $ 16.125   $ 12.000   $ 14.500   $ 11.000   $ 15.250

-------------------------
(a) See Note 7 of the "Notes to Consolidated Financial Statements."

(b) See Note 5 of the "Notes to Consolidated Financial Statements."

(c) The Common Stock of U.S. Can Corporation began trading on the New York Stock Exchange on April 7, 1995. Prior to that date, the principal market for U.S. Can Corporation stock was the Nasdaq National Market system.

                                    PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Corporation's 1997 Proxy Statement to be filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's 1997 Proxy Statement to be filed with the Commission, excluding, however, the Compensation and Management Development Committee Report and the performance graph contained therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's 1997 Proxy Statement to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's 1997 Proxy Statement to be filed with the Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements commence on p. 27.

          (2) Financial Statement Schedules

               All schedules are omitted as they are inapplicable or not required, or the required information is included in the financial statements or in the notes thereto.

          (3) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                                                INCORPORATION
    EXHIBIT                                                                     BY REFERENCE
    NUMBER                       DESCRIPTION OF DOCUMENT                       (IF APPLICABLE)
    -------                      -----------------------                       ---------------
     2.1       Alltrista Metal Services Asset Purchase Agreement, dated
               April 29, 1996..............................................           x2.1
     2.2       CPI Group Stock Purchase Agreement, dated as of August 2,
               1996........................................................           #2.1
     2.3       USC Europe Acquisition Agreement, dated as of August 1,
               1996........................................................          $$2.1
     3.1       Restated Certificate of Incorporation.......................           @4.3
     3.2       By-laws.....................................................          @@4.1
     4.1       Indenture for 10 1/8% Notes.................................         @@@4.2
     4.2       Credit Agreement dated April 29, 1994.......................    3 secs. 4.2
     4.3       Amendment to Credit Agreement, dated May 17, 1995...........         ++10.5
     4.4       Amendment to Credit Agreement dated as of May 25, 1995......         +++4.4
     4.5       Amendment to Credit Agreement dated December 29, 1995.......         +++4.5
     4.6       Amendment No. 5 to Credit Agreement, dated April 1, 1996....           +4.1
     4.7       Amendment No. 6 to Credit Agreement, dated April 26, 1996...           +4.2
     4.8       Amendment No. 7 to Credit Agreement, dated July 24, 1996....           $4.1
     4.9       Amendment No. 8 to Credit Agreement, dated September 9,
               1996........................................................         @@@4.1

                                                                                INCORPORATION
    EXHIBIT                                                                     BY REFERENCE
    NUMBER                       DESCRIPTION OF DOCUMENT                       (IF APPLICABLE)
    -------                      -----------------------                       ---------------
     4.10      Amendment No. 9 to Credit Agreement, dated September 30,
               1996........................................................        $$$10.1
     4.11      Amendment No. 10 to Credit Agreement, dated December 10,
               1996........................................................
     4.12      Shareholder Rights Agreement................................         ###4.1
    10.1       Stock and Warrant Purchase Agreement with Salomon Brothers
               Holding Company dated May 2, 1990...........................          *10.1
    10.2       Letter Agreement with Salomon Brothers dated May 2, 1990....          *10.3
    10.3       Sublease Agreement for Commerce, CA plant dated, February
               10, 1989....................................................         *10.10
    10.4       Lease, as amended, for Weirton, WV plant dated January 1,
               1976........................................................         *10.11
    10.5       Lease for Burns Harbor, IN plant dated December 5, 1987.....        **10.12
    10.6       Voghera, Italy lease (English translation)..................
    10.7       Lease Agreement, as amended, for Alsip, IL plant dated
               August 1, 1980..............................................        **10.15
    10.8       Employment Agreement with William J. Smith dated March 26,
               1993........................................................   3 secs. 10.9
    10.9       Employment Agreement with Timothy W. Stonich dated March 15,
               1993........................................................  2 secs. 10.10
    10.10      The Corporation's Incentive Stock Option Plan...............         *10.20
    10.11      Lease for Baltimore, MD plant with San Tomas Limited
               Partnership dated October 24, 1991..........................        **10.23
    10.12      Liability-sharing agreement, as amended, with other
               potentially responsible parties with respect to Elkton,
               Maryland Superfund site dated August 8, 1990 (including
               Exhibit A thereto)..........................................       ***10.27
    10.13      Sublease for Sparrows Point, MD plant, dated January 10,
               1992........................................................        ##10.34
    10.14      Administrative Consent Order with the New Jersey Department of Environmental Protection and Energy (including
               Fully-Funded Trust Agreement)...............................        xx10.29
    10.15      Sublease for Green Bay, WI facility, dated October 31,
               1992........................................................       sec.28.2
    10.16      Nonqualified Supplemental Benefit Plan for William J. Smith
               (including Supplemental Benefit Agreement and Split-Dollar
               Insurance Agreement)........................................        xx10.31
    10.17      U.S. Can Corporation Stockholders Agreement.................  2 secs. 10.25
    10.18      1993 Stock Option Plan......................................         #10.28
    10.19      Employment Agreement with Frank J. Galvin dated March 26,
               1993........................................................  2 secs. 10.29
    10.20      Lease for Brookfield, OH facility, dated January 8, 1987....  3 secs. 10.30
    10.21      Second amendment to lease for Oak Brook, IL headquarters
               dated May 16, 1994..........................................     para.10.29
    10.22      Amendment No. 4 to lease for Weirton, WV, dated December 29,
               1994........................................................     para.10.30
    10.23      Lease Amendment to Burns Harbor, IN, dated September 1,
               1994........................................................     para.10.31
    10.24      Merthyr Tydfil, Wales Lease.................................
    10.25      Lease Amendment to Alsip, IL, dated September 1, 1994.......     para.10.33
    10.26      Lease for Wheeling, WV, dated November 17, 1988.............     para.10.34
    10.27      Lease for Fern Park, FL, dated May 16, 1994.................     para.10.35
    10.28      First amendment to lease for Trenton, NJ, dated January 19,
               1995........................................................     para.10.36
    10.29      Letter agreement with Salomon Brothers, dated October 11,
               1995........................................................       +++10.29
    10.30      Employment agreement with Charles E. Foster, dated March 30,
               1994........................................................       +++10.30
    10.31      Employment agreement with Tony Bonadonna, dated July 1,
               1994........................................................       +++10.31
    10.32      Amendment No. 1 to North Brunswick lease, dated April 10,
               1995........................................................       +++10.32
    10.33      Non-Qualified Supplemental 401(k) Plan......................       +++10.33
    10.34      Non-Qualified Benefit Replacement Plan......................       +++10.34
    10.35      Change in Control Agreement with Frank J. Galvin............        ###10.3
    10.36      Change in Control Agreement with Timothy W. Stonich.........        ###10.5
    10.37      Change in Control Agreement with Charles E. Foster..........       ###10.13
    10.38      Change in Control Agreement with Raymond J. Parker..........        ###10.7
    10.39      Restricted Stock Agreement with Frank J. Galvin.............        ###10.2

                                                                                INCORPORATION
    EXHIBIT                                                                     BY REFERENCE
    NUMBER                       DESCRIPTION OF DOCUMENT                       (IF APPLICABLE)
    -------                      -----------------------                       ---------------
    10.40      Restricted Stock Agreement with Timothy W. Stonich..........        ###10.4
    10.41      Restricted Stock Agreement with Charles E. Foster...........       ###10.12
    10.42      Restricted Stock Agreement with Raymond J. Parker...........        ###10.6
    10.43      1995 Equity Incentive Plan..................................            xxx
    10.44      Amendment No. 1 to Employment Agreement with Frank J.
               Galvin......................................................       +++10.44
    10.45      Amendment No. 1 to Employment Agreement with Timothy W.
               Stonich.....................................................       +++10.45
    10.46      Agreement regarding Amendment and Restatement of Oak Brook
               Lease, dated March 6, 1992..................................       +++10.46
    10.47      Columbiana, Ohio lease Agreement, dated January 23, 1990....       +++10.47
    10.48      Burns Harbor Lease Amendment No. 1, dated August 18, 1994...       +++10.48
    10.49      Burns Harbor Lease Amendment No. 3, dated February 1,
               1995........................................................       +++10.49
    10.50      Addendum No. II to Brookfield, Ohio Lease, dated September
               27, 1991....................................................       +++10.50
    10.51      First Amendment to Lease for the Baltimore, Maryland plant
               with San Tomas Limited Partnership, dated May 8, 1994.......       +++10.51
    10.52      Lease Agreement for the Columbia Specialty plant in
               Baltimore, Maryland, dated May 6, 1994......................       +++10.52
    10.53      Warren, Ohio Lease Agreement, dated January 23, 1990........       +++10.53
    10.54      Amendment No. 3 to Weirton Lease Agreement, dated October
               29, 1993....................................................       +++10.55
    10.55      Engagement agreement and related agreement dated April 25,
               1996, with Salomon Brothers Inc.............................         $10.2
    10.56      Newnan, Georgia Lease.......................................        @@@10.3
    10.57      Alliance, Ohio Lease........................................        @@@10.4
    23.1       Consent of Independent Public Accountants...................
    27.1       Financial Data Schedule (EDGAR version only)................

-------------------------

  @ Previously filed with Registration Statement on Form S-3 of the Corporation, on June 1, 1994 (Reg. No. 33-79556).
 @@    Previously filed with Form S-8 Registration Statement of the
       Corporation, on March 23, 1994 (Reg. No. 33-76742).
@@@    Previously filed with Form 10-Q of the Corporation and U.S.
       Can for the quarterly period ended September 29, 1996.
###    Previously filed with Form 10-Q of the Corporation and U.S.
       Can for the quarterly period ended October 1, 1995.
  * Previously filed with the Registration Statement on Form S-1 of U.S. Can filed on November 1, 1991 (Registration No.
       33-43734).
 **    Previously filed with Amendment No. 1 to Registration
       Statement on Form S-1 of U.S. Can filed on November 19, 1991
       (Registration No. 33-43734).
***    Previously filed with Amendment No. 2 to Registration
       Statement on Form S-1 of U.S. Can filed on December 11, 1991
       (Registration No. 33-43734).
  x    Previously filed with Form 8-K of the Corporation and U.S.
       Can filed on May 14, 1996.
  +    Previously filed with Form 10-Q of the Corporation and U.S.
       Can for the quarter ended March 31, 1996.
  #    Previously filed with Form 8-K of the Corporation and U.S.
       Can filed on August 9, 1996.
 ##    Previously filed with the Form 10-K Annual Report of U.S.
       Can for the Fiscal Year Ended December 31, 1991.
 xx Previously filed with the Form S-1 Registration Statement of the Corporation filed on January 6, 1993 (Registration No.
       33-56804).
xxx    Previously filed with the Corporation's 1995 Proxy
       Statement.
sec.   Previously filed with the Form 10-Q Quarterly Report of U.S.
       Can for the Quarterly Period Ended April 3, 1994.

2 secs. Previously filed with the Form 10-K Annual Report of U.S. Can for the Fiscal Year Ended December 31, 1992.
3 secs. Previously filed with the Form 10-Q Joint Quarterly Report of the Corporation and U.S. Can for the Quarterly Period Ended April 3, 1994.
 ++ Previously filed with Form 10-Q Joint Quarterly Report of the Corporation and U.S. Can for the quarterly period ended July 2, 1995.
+++ Previously filed with Form 10-K Joint Annual Report of the Corporation and U.S. Can for the fiscal year ended December 31, 1995.
para. Previously filed with the Joint Annual Report of the Corporation and U.S. Can for the Fiscal Year Ended December 31, 1994.
  $ Previously filed with Form 10-Q of the Corporation and U.S. Can for the quarter ended June 30, 1996.
 $$ Previously filed with Form 8-K of the Corporation and U.S. Can filed on September 26, 1996.
$$$ Previously filed with Registration Statement on Form S-4 of the Corporation and U.S. Can filed on December 11, 1996 (Registration No. 333-17677).

     The Company agrees that, upon request, it will furnish a copy of any instrument with respect to long-term debt less than or equal to 10 percent of its total consolidated assets.

     (b) Corporation and U.S. Can filed a joint report on Form 8-K/A-1 including financials of the CPI Group and USC Europe, as well as unaudited pro forma condensed combined financials, on October 2, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.

                                          U.S. CAN CORPORATION

                                          By:      /s/ WILLIAM J. SMITH
                                            ------------------------------------
                                                      William J. Smith
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 1997.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                /s/ WILLIAM J. SMITH                        Chairman of the Board, President and
-----------------------------------------------------       Chief Executive Officer
                  William J. Smith

               /s/ TIMOTHY W. STONICH                       Executive Vice President, Finance,
-----------------------------------------------------       Chief Financial Officer and Secretary
                 Timothy W. Stonich

                 /s/ JOHN R. MCGOWAN                        Vice President and Controller
-----------------------------------------------------
                   John R. McGowan

              /s/ CALVIN W. AURAND, JR.                     Director
-----------------------------------------------------
                Calvin W. Aurand, Jr.

               /s/ BENJAMIN F. BAILAR                       Director
-----------------------------------------------------
                 Benjamin F. Bailar

             /s/ EUGENE B. CONNOLLY, JR.                    Director
-----------------------------------------------------
               Eugene B. Connolly, Jr.

                 /s/ CARL FERENBACH                         Director
-----------------------------------------------------
                   Carl Ferenbach

                  /s/ RICARDO POMA                          Director
-----------------------------------------------------
                    Ricardo Poma

               /s/ FRANCISCO A. SOLER                       Director
-----------------------------------------------------
                 Francisco A. Soler

              /s/ MICHAEL J. ZIMMERMAN                      Director
-----------------------------------------------------
                Michael J. Zimmerman

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                               DESCRIPTION OF DOCUMENT
    -------                              -----------------------

     4.11              Amendment No. 10 to Credit Agreement, dated December 10,
                       1996
    10.6               Voghera, Italy Lease, English translation
    10.24              Merthyr Tydfil, Wales Lease
    23.1               Consent of Independent Public Accountants
    27.1               Financial Data Schedule (EDGAR version only)