Form 10-Q
period 1997-04-06
US CAN CORP
filed 1997-05-20
CIK 895726

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1997

                         COMMISSION FILE NUMBER 0-21314

                              U.S. CAN CORPORATION
             (Exact name of registrant as specified in its charter)

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 1997, 13,015,601 shares of U.S. Can Corporation's common stock were outstanding.

================================================================================

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          U.S. Can Corporation and Subsidiaries Condensed Consolidated
          Balance Sheets as of December 31, 1996 and April 6, 1997....    3
          U.S. Can Corporation and Subsidiaries Condensed Consolidated
          Statements of Operations for the Quarterly Periods Ended
          March 31, 1996 and April 6, 1997............................    4
          U.S. Can Corporation and Subsidiaries Condensed Consolidated
          Statements of Cash Flows for the Quarterly Periods Ended
          March 31, 1996 and April 6, 1997............................    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
PART II   OTHER INFORMATION
Item 2.   Changes in Securities.......................................   18
Item 6.   Exhibits and Reports on Form 8-K............................   18

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                DECEMBER 31,    APRIL 6,
                                                                    1996          1997
                                                                ------------    --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $   7,966      $   2,073
  Accounts receivable, less allowances of $10,895 and $9,914
    in 1996 and 1997, respectively..........................        86,822         96,136
  Inventories...............................................       113,143        109,993
  Prepaid expenses and other current assets.................        15,261         15,734
  Prepaid income taxes......................................         9,372          9,372
                                                                 ---------      ---------
      Total current assets..................................     $ 232,564      $ 233,308
                                                                 ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................     $   5,425      $   5,318
  Buildings.................................................        62,421         61,628
  Machinery, equipment and construction in process..........       408,428        422,318
                                                                 ---------      ---------
                                                                 $ 476,274      $ 489,264
  Less -- Accumulated depreciation and amortization.........      (153,160)      (162,546)
                                                                 ---------      ---------
      Total property, plant and equipment...................     $ 323,114      $ 326,718
                                                                 ---------      ---------
MACHINERY REPAIR PARTS......................................     $   6,057      $   5,974
INTANGIBLES.................................................        67,206         76,608
OTHER ASSETS................................................        14,675         16,229
                                                                 ---------      ---------
      Total assets..........................................     $ 643,616      $ 658,837
                                                                 =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................     $  11,928      $   8,555
  Cash overdrafts...........................................         3,769          8,542
  Accounts payable..........................................        56,355         50,207
  Accrued payrolls and benefits.............................        25,786         25,048
  Accrued insurance.........................................         6,770          6,624
  Other current liabilities.................................        22,326         31,536
                                                                 ---------      ---------
      Total current liabilities.............................     $ 126,934      $ 130,512
                                                                 ---------      ---------
SENIOR DEBT.................................................     $  88,882      $  99,592
SUBORDINATED DEBT...........................................       275,000        275,000
                                                                 ---------      ---------
      Total long-term debt..................................     $ 363,882      $ 374,592
                                                                 ---------      ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits...................................     $  26,128      $  26,328
  Deferred income taxes.....................................        27,892         28,511
  Other long-term liabilities...............................         1,995          2,028
                                                                 ---------      ---------
      Total other long-term liabilities.....................     $  56,015      $  56,867
                                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued or outstanding..................     $      --      $      --
  Common stock, $.01 par value; 50,000,000 shares authorized
    12,995,636 and 13,015,636 shares issued in 1996 and
    1997, respectively......................................           130            130
  Paid-in capital...........................................       105,582        105,958
  Unearned restricted stock.................................        (2,581)        (2,699)
  Treasury common stock, at cost; 20,651 and 5,692 shares in
    1996 and 1997,
    respectively............................................          (256)           (61)
  Currency translation adjustment...........................         1,622         (3,090)
  Retained deficit..........................................        (7,712)        (3,372)
                                                                 ---------      ---------
      Total stockholders' equity............................     $  96,785      $  96,866
                                                                 ---------      ---------
         Total liabilities and stockholders' equity.........     $ 643,616      $ 658,837
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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                QUARTERLY PERIOD ENDED
                                                                -----------------------
                                                                MARCH 31,     APRIL 6,
                                                                   1996         1997
                                                                ---------     --------
NET SALES...................................................     $163,611      $233,997
COST OF SALES...............................................      142,129       207,452
                                                                 --------      --------
  Gross income..............................................     $ 21,482      $ 26,545
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................        6,850         9,096
                                                                 --------      --------
  Operating income..........................................     $ 14,632      $ 17,449
INTEREST EXPENSE ON BORROWINGS..............................        6,186         9,255
AMORTIZATION OF DEFERRED FINANCING COSTS....................          426           439
OTHER EXPENSE...............................................          492           548
                                                                 --------      --------
  Income before income taxes................................     $  7,528      $  7,207
PROVISION FOR INCOME TAXES..................................        3,198         2,869
                                                                 --------      --------
NET INCOME..................................................     $  4,330      $  4,338
                                                                 ========      ========
PER SHARE DATA:
  Net income................................................     $   0.33      $   0.33
                                                                 ========      ========
  Weighted average shares and equivalent shares outstanding
     (000's)................................................       13,005        13,155
                                                                 ========      ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                QUARTERLY PERIOD ENDED
                                                                -----------------------
                                                                MARCH 31,     APRIL 6,
                                                                   1996         1997
                                                                ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     $  4,330      $  4,338
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................        7,957        11,281
     Deferred income taxes..................................          768           619
  Change in operating assets and liabilities, net of effect
     of acquired businesses --
     Accounts receivable....................................      (13,361)       (9,314)
     Inventories............................................       (9,953)        4,150
     Accounts payable.......................................       (3,045)       (6,148)
     Accrued payrolls and benefits, insurance and other.....         (790)        7,275
     Postretirement benefits................................          455           200
     Other, net.............................................          107        (2,125)
                                                                 --------      --------
          Net cash provided by (used in) operating
           activities.......................................     $(13,532)     $ 10,276
                                                                 --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     $ (4,281)     $(14,273)
  Acquisition of businesses, net of cash acquired...........           --       (10,364)
  Change in restricted cash.................................           --           469
  Machinery repair parts usage, net.........................          178            83
                                                                 --------      --------
          Net cash used in investing activities.............     $ (4,103)     $(24,085)
                                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit and
     changes in cash overdrafts.............................     $ 18,219      $ 20,773
  Borrowings of other long-term debt, including capital
     lease obligations......................................        1,976            14
  Payments of other long-term debt, including capital lease
     obligations............................................       (2,485)       (8,677)
  Payments of debt refinancing costs........................          (11)         (525)
  Purchase of treasury stock, net...........................           (9)         (526)
                                                                 --------      --------
          Net cash provided by financing activities.........     $ 17,690      $ 11,059
                                                                 --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................           --      $ (3,143)
                                                                 --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     $     55      $ (5,893)
CASH AND CASH EQUIVALENTS, beginning of period..............          136         7,966
                                                                 --------      --------
CASH AND CASH EQUIVALENTS, end of period....................     $    191      $  2,073
                                                                 ========      ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 6, 1997
                                  (UNAUDITED)

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

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

     Generally, quarterly accounting periods are based upon two four-week periods and one five-week period. Management believes that this technique provides a more consistent view of accounting data resulting in greater comparability than the calendar month basis would provide.

(2) ACQUISITIONS

     In April 1996, the Company acquired from Alltrista Corporation ("Alltrista") for approximately $9.6 million substantially all of the machinery, equipment and coatings and inks inventory of, as well as certain proprietary technology used in, Alltrista Metal Services ("AMS"), a division of Alltrista (collectively referred to hereinafter as the "Assets"), and assumed a liability of approximately $ 0.5 million. The Company also purchased the Chicago, Illinois, Baltimore, Maryland and Trussville, Alabama real property and buildings formerly used in AMS's business for approximately $4.8 million. In June 1996, the Company purchased AMS's remaining inventory for $8 million. The acquisitions were financed with borrowings under U.S. Can's revolving line of credit. In July 1996, the Company discontinued operations at two of the former AMS plants.

     In August 1996, the Company completed the acquisition of all of the outstanding stock of three related companies, CPI Plastics, Inc., CP Ohio, Inc. and CP Illinois, Inc. (collectively, the "CPI Group"), engaged in manufacturing molded plastic drums and pails and poultry products. The Company paid approximately $15.1 million in cash to the stockholders of the CPI Group, subject to contingent payments (in an amount not to exceed $1 million) based upon the CPI Group's financial performance through 1997. This acquisition was financed with borrowings under a special acquisition line of credit provided to U.S. Can by its senior lenders.

     In September 1996, the Company completed the acquisition of a portion of Crown Cork & Seal Company, Inc.'s ("Crown's") European aerosol can businesses ("USC Europe") for $51.1 million and the assumption of debt of $5.8 million. This acquisition included manufacturing operations in the United Kingdom, France, Spain and Germany and the aerosol can manufacturing equipment and assets from a Crown facility in Italy. The companies acquired and established in connection with the USC Europe acquisition comprise the majority of the European Subsidiaries. The company incurred $3.5 million of costs in completing this acquisition which have been included in total acquisition costs.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     In January 1997, the Company acquired certain assets from Owens-Illinois Closure Inc. ("O-I") for cash consideration of $10 million, subject to adjustment based upon the actual value of the inventory acquired and potential contingent payments of up to $1.5 million based upon realization of certain new business which O-I was seeking at the time of the acquisition. The assets acquired by the Company include machinery, equipment, inventory and raw materials of O-I's Erie, Pennsylvania metal business. O-I will operate these lines for up to one year, pending relocation into one or more of the Company's plants. The Company and O-I also entered into a one-year supply agreement whereby O-I will supply all of the Company's requirements of liner material for the unishell closures manufactured on the Erie metal lines.

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

     The following is a summary of the preliminary allocation of the aggregate purchase price of the CPI Group and USC Europe acquisitions (000's omitted):

Current assets..............................................    $ 51,157
Property, plant and equipment...............................      59,350
Other assets................................................       1,135
Current liabilities.........................................     (37,709)
Other liabilities...........................................     (10,568)
                                                                --------
     Net assets.............................................      63,365
Resulting goodwill..........................................       6,405
                                                                --------
     Total acquisition costs................................    $ 69,770
                                                                ========

     The operating results of each acquired business are included in the consolidated statement of operations from the date of acquisition. Amortization of excess purchase price over the estimated fair value of the net assets acquired is made over a period of forty years. All acquired companies, other than those comprising USC Europe, have been merged into U.S. Can.

     The following data represents the Company's unaudited pro forma results of operations for the quarterly period ended March 31, 1996, as if the significant acquisitions of the CPI Group and USC Europe had occurred on January 1 of such period (000's omitted, except per share data):

                                                             AS REPORTED    PRO FORMA
                                                             -----------    ---------
Net sales................................................     $163,611      $197,434
Net income...............................................        4,330         5,420
Earnings per share.......................................     $   0.33      $   0.42

     The pro forma operating results include each businesses' pre-acquisition results of operations for the quarterly period with adjustments to reflect amortization of goodwill, additional depreciation on the increases to the fair market value of fixed assets, interest expense on the acquisition borrowings and the effect of income taxes thereon. The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the period presented and is not intended to be a projection of future results or trends.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

(3) INVENTORIES

     All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $15 million at both December 31, 1996, and April 6, 1997, at the European Subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. Inventory costs include material, labor and factory overhead. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1996 and April 6, 1997.

     Inventories reported in the accompanying balance sheet were classified as follows (000's omitted):

                                                            DECEMBER 31,    APRIL 6,
                                                                1996          1997
                                                            ------------    --------
Raw materials...........................................      $ 34,257      $ 30,124
Work in process.........................................        48,654        48,294
Finished goods..........................................        26,053        26,956
Machine shop inventory..................................         4,179         4,619
                                                              --------      --------
                                                              $113,143      $109,993
                                                              ========      ========

(4) DEBT OBLIGATIONS

     In April 1994, U.S. Can entered into a four-year credit agreement (the "1994 Credit Agreement") with a group of banks providing a $130 million line of credit consisting of a $95 million revolving credit facility (the "1994 Revolving Credit Facility") and a $35 million term loan. Funds provided under the 1994 Credit Agreement have been used for working capital and other general corporate purposes, including acquisitions. Obligations under the 1994 Credit Agreement were secured by U.S. Can's inventories and accounts receivable, and the term loan, while it was outstanding, was also secured by a mortgage on, and certain equipment located at, U.S. Can's Elgin, Illinois plant.

     In early April 1996, the lenders under the 1994 Credit Agreement provided a temporary $10 million increase in the 1994 Revolving Credit Facility due to seasonal inventory requirements. In late April 1996, these lenders provided an additional temporary $20 million increase in the 1994 Revolving Credit Facility to fund the acquisition of AMS. In July 1996, these lenders provided the Company with an additional line of credit of $97 million (the "Acquisition Facility") to fund certain permitted acquisitions, including the acquisitions of the CPI Group and USC Europe. In connection with the USC Europe acquisition, the Company pledged 65% of the stock of the European Subsidiaries pursuant to the amended terms of the 1994 Credit Agreement. All of the supplemental facilities, including the Acquisition Facility, were terminated, and a substantial portion of the outstanding balance under the 1994 Revolving Credit Facility was repaid, on October 17, 1996 coincident with the issuance of the 10 1/8% Notes described below and at that time, the pledge of 65% of the stock of the European Subsidiaries was terminated. U.S. Can repaid the term loan on December 16, 1996, using funds from additional borrowings under the 1994 Revolving Credit Facility.

     As of April 6, 1997 U.S. Can had borrowings of $50.7 million outstanding under the 1994 Credit Agreement, $11.8 million in letters of credit had been issued pursuant thereto, and $32.5 million of unused credit remained available.

     On October 17, 1996, the Corporation issued $275.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 in a private placement. These notes were exchanged in March 1997 for similar notes which are publicly registered. These notes (the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums

                     U.S. CAN CORPORATION AND SUBSIDIARIES
which begin at approximately 105.1% in 2001. Upon certain changes of control of the Corporation, the Noteholders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium.

     Net proceeds from the issuance of the 10 1/8% Notes were $268.1 million and were used to pay down amounts under the 1994 Credit Agreement ($158.4 million), with $109.7 million being placed in an escrow account and subsequently used to redeem all of U.S. Can's 13 1/2% Senior Subordinated Notes due 2002 (the
"13 1/2% Notes"). The amounts placed in the escrow account were invested in U.S. Government obligations and were required, pursuant to the amended and restated escrow agreement, to be used by the escrow agent to redeem the 13 1/2% Notes on or immediately after the earliest redemption date (January 15, 1997) of such notes. Such redemption, which included a $4 million premium and unpaid interest earned on the 13 1/2% Notes through the redemption date, occurred on January 15, 1997. Due to the interest income which had accrued on the funds in the escrow account, the Company received $0.4 million of proceeds back from the escrow agent after the redemption. The Company recorded the early extinguishment of the 13 1/2% Notes as of October 17, 1996 which resulted in an extraordinary charge in the fourth quarter of 1996 of $5.2 million (net of income taxes of $3.5 million) representing the difference between the $109.7 million placed in escrow less the $0.4 million refunded and the October 17, 1996, carrying value of the 13 1/2% Notes, related accrued interest and related unamortized deferred financing costs.

     The Company was in compliance with all terms and restrictive covenants of the 1994 Credit Agreement and its other long-term debt agreements as of April 6, 1997.

(5) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest on borrowings of $9,374,000 and $1,867,000 for the quarterly periods ended March 31, 1996 and April 6, 1997, respectively.

     The Company paid approximately $15,000 and $1,705,000 of income taxes for the quarterly periods ended March 31, 1996 and April 6, 1997, respectively.

     During the quarterly periods ended March 31, 1996 and April 6, 1997, the Corporation issued stock valued at approximately $425,000 and $850,000, respectively, into certain of its employee benefit plans.

(6) LEGAL PROCEEDINGS

     The Company is involved in a number of legal proceedings arising in the ordinary course of business. Management does not believe that these proceedings will have a material adverse effect on the business or financial condition of the Company either individually or in the aggregate. In addition, the Company is involved in the following matters.

     On February 28, 1995, Continental Holdings Inc. ("CHI"), an affiliate of Peter Kiewit Sons', Inc. ("Kiewit"), filed a Complaint against U.S. Can and others in the United States District Court, District of New Jersey, asserting claims based upon alleged indemnity obligations of U.S. Can to Kiewit, as successor in interest to Continental Can Company, USA, Inc. ("CCC"), arising from the 1987 acquisition by U.S. Can of the general packaging business of CCC. U.S. Can filed an Answer to the Complaint, asserting affirmative defenses and made counterclaims against CHI. On May 7, 1997, CHI and U.S. Can agreed in principle to settle the Kiewit litigation by dismissing their claims and counterclaims with prejudice and exchanging full releases. Each party will bear their own expenses, and no payment of monies will be made.

     Aerosol containers, the Company's principal product, have historically been subject to criticism on environmental grounds. While the Company believes that aerosol can technology is environmentally sound, unfavorable legislation or regulation relating to aerosols could reduce the number of aerosol containers used by the Company's customers, which could have a material adverse effect on the Company. The Company is also

                     U.S. CAN CORPORATION AND SUBSIDIARIES
subject to potential liability for the costs of environmental remediation. This liability may be based upon the ownership or operation of industrial facilities where contaminants may be found, regardless of whether the Company has contributed to the contamination.

     The Company understands that the groundwater in San Leandro, California (formerly a site of one of the Company's can assembly facilities) is contaminated at shallow and intermediate depths, and that the area of concern partially extends to the groundwater below its former can assembly facility. In late April 1996, the California Department of Toxic Substances Control ("CDTSC") issued to certain of the past and present owners of this facility, including U.S. Can, an order directing such owners to conduct remediation activities at this site; however, no specific form of remediation was indicated. Representatives of the Company met with the CDTSC in response to the order and agreed to undertake additional site assessment work with the purpose of producing a site characterization to determine with greater focus the nature of the contamination. In January 1997, the Company received results from on-site investigations conducted by an independent environmental consultant. Those results indicated that, while no evidence of soil contamination in the studied areas was found, there is a substantial probability that soil beneath one area of the facility has had an impact on site groundwater. Additionally, groundwater in the vicinity has been impacted by contaminants which appear to be migrating on-site from up gradient sources. The CDTSC and the Company are negotiating a final work plan to develop site characterization. In connection with the sale of this facility, the Company agreed to indemnify the purchaser against any environmental claims related to the Company's ownership of the property. There can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order.

(7) EARNINGS PER SHARE

     Statement of Financial Accounting Standard No. 128, "Earnings Per Share" was issued in February 1997 and will be adopted by the Company with retroactive treatment in late 1997. This new pronouncement establishes revised methods for computing and reporting earnings per share. The Company does not expect that the adoption of this standard will materially impact previously reported earnings per share, including the per share amount reported for the quarterly period ended April 6, 1997.

(8) SUBSEQUENT EVENTS

     On April 25, 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "1997 Credit Agreement"), providing a $110 million revolving credit facility (the "1997 Revolving Credit Facility"). Obligations under the 1997 Credit Agreement are secured by U.S. Can's domestic accounts receivable and inventory. Funds available under the 1997 Revolving Credit Facility may be used for general corporate purposes (including ongoing working capital needs and funds for permitted acquisitions). If, on or prior to December 31, 1997, an additional lender agrees to join the bank group and assume a commitment of $15 million, then the 1997 Revolving Credit Facility shall be increased by $15 million to $125 million. The 1997 Credit Agreement has a five-year maturity and amends and restates the 1994 Credit Agreement. See Note
(4) to Notes to Condensed Consolidated Financial Statements. The 1997 Credit Agreement permits the Company to borrow funds available under the 1997 Revolving Credit Facility in U.S. Dollars, British Pounds or French Francs.

     The loans under the 1997 Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate per annum, or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus the then applicable margin, for specified interest periods (selected by U.S. Can) of one, two, three or six months. The "Base Rate" is the higher of: (i) the Federal Funds rate or (ii) the rate of interest publicly announced from time to time by Bank of America Illinois, Chicago, Illinois as its "reference rate." For letters of credit issued under the 1997 Credit Agreement, U.S. Can pays fees equal to: (a) the applicable Eurodollar Margin multiplied by the aggregate face amount outstanding on each such letter

                     U.S. CAN CORPORATION AND SUBSIDIARIES
of credit and (b) an amount payable to the issuing bank equal to a specified percentage of the aggregate face amount outstanding on each such letter of credit, both of which are payable quarterly in arrears. U.S. Can is also required to pay a commitment fee equal to a specified percentage of the average daily unused portion of each lender's commitment under the 1997 Credit Agreement.

     The 1997 Credit Agreement contains various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures, maximum ratios of borrowings to earnings before interest, taxes, depreciation and amortization and minimum interest coverage ratio. The 1997 Credit Agreement also limits U.S. Can's distribution of dividends, incurrence of additional debt, disposition of assets, mergers and acquisitions, investments and affiliated transactions.

     The 1997 Credit Agreement also contains subjective covenants providing that U.S. Can would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of U.S. Can. Management is not aware of, nor does it anticipate, any facts events or occurrences which could reasonably be expected to have a material adverse effect on the operations of U.S. Can that would cause the lenders to demand repayment of the amounts borrowed under the 1997 Credit Agreement prior to April 24, 2002.

(9) SUBSIDIARY GUARANTOR INFORMATION

     The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through April 6, 1997, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. The Corporation had no assets or operations separate from its investment in U.S. Can, and there were no non-Guarantor Subsidiaries until the acquisition by U.S. Can of USC Europe on September 11, 1996. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

     The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the European Subsidiaries (the "Non-Guarantor Subsidiaries"), as of December 31, 1996, and as of and for the three months ended April 6, 1997. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                                (000'S OMITTED)

                                                           UNITED
                                                           STATES
                                                             CAN          USC EUROPE
                                            U.S CAN        COMPANY          (NON-                           U.S CAN
                                          CORPORATION    (SUBSIDIARY      GUARANTOR                       CORPORATION
                                           (PARENT)      GUARANTOR)     SUBSIDIARIES)     ELIMINATIONS    CONSOLIDATED
                                          -----------    -----------    -------------     ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.............   $     --       $    628         $  7,338         $     --        $  7,966
  Accounts receivable...................         --         61,000           25,822               --          86,822
  Inventories...........................         --         98,179           14,964               --         113,143
  Prepaid expenses and other assets.....         --         12,883            2,378               --          15,261
  Prepaid income taxes..................        696          8,676               --               --           9,372
                                           --------       --------         --------         --------        --------
       Total current assets.............        696        181,366           50,502               --         232,564
NET PROPERTY, PLANT AND EQUIPMENT.......         --        269,281           53,833               --         323,114
INTANGIBLE ASSETS.......................         --         67,206               --               --          67,206
OTHER ASSETS............................      7,671         12,169              892               --          20,732
INVESTMENT IN SUBSIDIARIES..............    364,461         53,232               --          417,693              --
                                           --------       --------         --------         --------        --------
       Total assets.....................   $372,828       $583,254         $105,227         $417,693        $643,616
                                           ========       ========         ========         ========        ========
CURRENT LIABILITIES:
  Current maturities of long-term
     debt...............................   $     --       $ 11,567         $    361         $     --        $ 11,928
  Accounts payable......................         --         40,490           19,634               --          60,124
  Other current liabilities.............         --         43,187           11,695               --          54,882
                                           --------       --------         --------         --------        --------
       Total current liabilities........         --         95,244           31,690               --         126,934
                                           --------       --------         --------         --------        --------
SENIOR DEBT.............................         --         82,978            5,904               --          88,882
SUBORDINATED DEBT.......................    275,000             --               --               --         275,000
OTHER LONG-TERM LIABILITIES.............      1,340         53,647            1,028               --          56,015
INTERCOMPANY ADVANCES...................       (297)       (13,076)          13,373               --              --
                                           --------       --------         --------         --------        --------
STOCKHOLDERS' EQUITY....................     96,785        364,461           53,232          417,693          96,785
                                           --------       --------         --------         --------        --------
       Total liabilities and
          stockholders' equity..........   $372,828       $583,254         $105,227         $417,693        $643,616
                                           ========       ========         ========         ========        ========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 6, 1997
                                (000'S OMITTED)

                                                         UNITED STATES
                                             U.S CAN      CAN COMPANY      USC EUROPE                      U.S CAN
                                           CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                            (PARENT)      GUARANTOR)      SUBSIDIARY)     ELIMINATIONS   CONSOLIDATED
                                           -----------   -------------   --------------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents..............   $     --        $    598        $ 1,475         $     --       $  2,073
  Accounts receivable....................         --          70,416         25,720               --         96,136
  Inventories............................         --          95,123         14,870               --        109,993
  Prepaid expenses and other assets......         --          13,098          2,636               --         15,734
  Prepaid income taxes...................        796           8,576             --               --          9,372
                                            --------        --------        -------         --------       --------
       Total current assets..............        796         187,811         44,701               --        233,308
                                            --------        --------        -------         --------       --------
NET PROPERTY, PLANT AND EQUIPMENT........         --         274,086         52,632               --        326,718
INTANGIBLE ASSETS........................         --          76,608             --               --         76,608
OTHER ASSETS.............................      7,418          12,419          2,366               --         22,203
INVESTMENT IN SUBSIDIARIES...............    363,867          49,501             --          413,368             --
                                            --------        --------        -------         --------       --------
       Total assets......................   $372,081        $600,425        $99,699         $413,368       $658,837
                                            ========        ========        =======         ========       ========
CURRENT LIABILITIES:
  Current maturities of long term debt...   $     --        $  8,215        $   340         $     --       $  8,555
  Accounts payable.......................         --          43,858         14,891               --         58,749
  Other current liabilities..............         --          47,876         15,332               --         63,208
                                            --------        --------        -------         --------       --------
       Total current liabilities.........         --          99,949         30,563               --        130,512
                                            --------        --------        -------         --------       --------
SENIOR DEBT..............................         --          94,361          5,231               --         99,592
SUBORDINATED DEBT........................    275,000              --             --               --        275,000
OTHER LONG-TERM LIABILITIES..............      1,440          54,528            899               --         56,867
INTERCOMPANY ADVANCES....................     (1,225)        (12,280)        13,505               --             --
STOCKHOLDERS' EQUITY.....................     96,866         363,867         49,501          413,368         96,866
                                            --------        --------        -------         --------       --------
       Total liabilities and
          stockholders' equity...........   $372,081        $600,425        $99,699         $413,368       $658,837
                                            ========        ========        =======         ========       ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1997
                                (000'S OMITTED)

                                                    UNITED STATES
                                      U.S. CAN       CAN COMPANY       USC EUROPE                        U.S. CAN
                                     CORPORATION     (SUBSIDIARY     (NON-GUARANTOR                    CORPORATION
                                      (PARENT)       GUARANTOR)       SUBSIDIARY)      ELIMINATIONS    CONSOLIDATED
                                     -----------    -------------    --------------    ------------    ------------
NET SALES........................      $   --          $206,648         $27,349          $    --         $233,997
COST OF SALES....................          --           182,817          24,635               --          207,452
                                       ------          --------         -------          -------         --------
     Gross income................          --            23,831           2,714               --           26,545
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........          --             8,032           1,064               --            9,096
                                       ------          --------         -------          -------         --------
     Operating income............          --            15,799           1,650               --           17,449
INTEREST EXPENSE ON BORROWINGS...          --             8,878             377               --            9,255
AMORTIZATION OF DEFERRED
  FINANCING COSTS................          --               439              --               --              439
OTHER (INCOME) EXPENSE...........          --               548              --               --              548
EQUITY EARNINGS FROM CONSOLIDATED
  SUBSIDIARIES...................       4,338               980              --           (5,318)              --
                                       ------          --------         -------          -------         --------
     Income before income
       taxes.....................       4,338             6,914           1,273           (5,318)           7,207
PROVISION FOR INCOME TAXES.......          --             2,576             293               --            2,869
                                       ------          --------         -------          -------         --------
     Net income..................      $4,338          $  4,338         $   980          $(5,318)        $  4,338
                                       ======          ========         =======          =======         ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1997
                                (000'S OMITTED)

                                                         UNITED STATES
                                            U.S. CAN      CAN COMPANY      USC EUROPE                      U.S. CAN
                                           CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                            (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                           -----------   -------------   --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES.....     $  --         $ 10,313        $   (37)         $  --         $ 10,276
                                              -----         --------        -------          -----         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................        --          (10,720)        (3,553)            --          (14,273)
  Acquisition of businesses, net of
    cash.................................        --          (10,364)            --             --          (10,364)
  Changes in restricted cash.............        --              469             --             --              469
  Investment in subsidiaries.............       587               --             --           (587)              --
  Machinery repair parts usage, net......        --               96            (13)            --               83
                                              -----         --------        -------          -----         --------
      Net cash used in investing
         activities......................       587          (20,519)        (3,566)          (587)         (24,085)
                                              -----         --------        -------          -----         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances........        --           (1,487)         1,487             --               --
  Net borrowings under the revolving line
    of credit and changes in cash
    overdrafts...........................        --           20,773             --             --           20,773
  Borrowings of other long-term debt,
    including capital lease
    obligations..........................        --               14             --             --               14
  Payments of other long-term debt,
    including capital lease
    obligations..........................        --           (8,073)          (604)            --           (8,677)
  Payments of debt refinancing costs.....       (61)            (464)            --             --             (525)
  Capital contribution from parent.......        --             (587)            --            587               --
  Purchase of treasury stock, net........      (526)              --             --             --             (526)
                                              -----         --------        -------          -----         --------
      Net cash from financing
         activities......................      (587)          10,176            883            587           11,059
                                              -----         --------        -------          -----         --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH...................................        --               --         (3,143)            --           (3,143)
                                              -----         --------        -------          -----         --------
INCREASE IN CASH AND CASH EQUIVALENTS....        --              (30)        (5,863)            --           (5,893)
CASH AND CASH EQUIVALENTS, beginning of
  period.................................        --              628          7,338             --            7,966
                                              -----         --------        -------          -----         --------
CASH AND CASH EQUIVALENTS,
  end of period..........................     $  --         $    598        $ 1,475          $  --         $  2,073
                                              =====         ========        =======          =====         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

INCLUSION OF FORWARD-LOOKING INFORMATION

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of Section 21E(I)(1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business and market conditions, changes in product demand, changes in competition, the ability of the Company to integrate acquisitions or complete future acquisitions, interest rate fluctuations, currency fluctuations, dependence on raw material producers, dependence on and availability of qualified personnel, changes in or failure to comply with governmental regulations including environmental laws, ability to obtain adequate financing in the future and other factors indicated in the Company's registration statements and reports filed with the SEC. These important factors may also cause the forward-looking statements made by the Company in this Report, including but not limited to those contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" to be materially different from actual results achieved by the Company. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS OF OPERATIONS

  QUARTER ENDED APRIL 6, 1997, AS COMPARED TO QUARTER ENDED MARCH 31, 1996

     Net Sales

     Net sales for the quarterly period ended April 6, 1997 totaled $234.0 million, an increase of 43.0% over the corresponding period in 1996. The 1996 acquisitions of USC Europe, Alltrista and the CPI Group were the primary factors contributing to the sales growth. Those acquisitions represented approximately 75% of the increase. Higher unit volumes across all the Company's product lines accounted for the remainder of the increase.

     Gross Income

     Gross income of $26.5 million for the first quarter of 1997 was $5.1 million, or 23.6%, higher than gross income for the first quarter of 1996. Gross margin decreased to 11.3% of net sales during the first quarter of 1997 from 13.1% in the first quarter of 1996. Factors affecting gross margin included an announced 2.75% steel price increase, relatively lower margins in acquired businesses and the added cost of several start up operations, both domestically and internationally. The Company expects the impact of these factors, with the exception of the steel price increase, to diminish over time. The added capacity and improved efficiency of these facilities are expected to enhance earnings in the future.

     Operating Income

     The Company's operating income of $17.5 million for the first quarter of 1997 was $2.8 million, or 19.2%, higher than operating income for the first quarter of 1996. Operating income was favorably impacted by the increased net sales, but adversely impacted by higher cost of sales and selling, general and administrative expenses. Operating income as a percent of net sales decreased to 7.5% for the first quarter of 1997 from 8.9% for the first quarter of 1996. However, selling, general and administrative expenses decreased as a percent of net sales from 4.2% in the first quarter of 1996 to 3.9% in the first quarter of 1997. Increased diversification into metal services, plastics and Europe is expected to temporarily restrain margin growth until those new operations are assimilated into the Company.

     Interest and Other Expenses

     Interest expense on borrowings increased by approximately $3.1 million in the first quarter of 1997 as compared to the first quarter of 1996. The increase is a result of increased borrowing, primarily to finance the Company's acquisitions, and the refinancing of shorter term bank debt with a portion of the proceeds of the 10 1/8% Notes issued in October 1996. The Company believes more permanent long-term capital is the most appropriate means to finance acquisitions, and, due to strong demand, it was able to borrow $50 million more than originally planned in the 10 1/8% Note offering. As a result, repayment of lower cost, shorter term debt with the 10 1/8% Note proceeds will continue to generate somewhat higher interest expense even though a portion of the proceeds was used to redeem the higher cost 13 1/2% Notes.

     Net Income

     Despite the $3.1 million increase in interest expense, first quarter 1997 net income of $4.3 million was slightly ahead of first quarter 1996 net income. A lower effective income tax rate attributable to the European operations in 1997 aided the slight net income increase. Primary earnings per share for the quarter were $0.33, equivalent to the earnings per share reported for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements for operations, acquisitions and capital expenditures during the quarterly period ended April 6, 1997 were financed by internally generated cash flows and borrowings under the 1994 Revolving Credit Facility. In late April of this year, the Company believes it enhanced its financial condition by entering into the 1997 Credit Agreement. For a more detailed discussion of this agreement, see Note (8) of the Notes to Condensed Consolidated Financial Statements. Net cash provided by operating activities was $10.3 million for the first three months of 1997, compared to net cash used by operating activities of $13.5 million during the same period in 1996 primarily due to decreases in inventories and increases in certain accrued expenses resulting from the timing of the interest payments on the 10 1/8% Notes. The Company actively manages its working capital as both inventories and receivables increase due to increased sales. The USC Europe operations will have an adverse impact on consolidated inventory turns and receivable days outstanding due to business practices in Europe.

     On October 17, 1996, U.S. Can Corporation issued $275 million of 10 1/8% Notes in a private placement. Of the $268.1 million net proceeds to the Company from the issuance, approximately $109.7 million was deposited in an escrow account and used to redeem the 13 1/2% Notes on January 15, 1997, and pay the remaining interest thereon; and approximately $158.4 million of the net proceeds was used to repay a portion of the borrowings outstanding under the 1994 Credit Agreement. In March 1997, the Company completed a registered exchange of the private Notes for freely transferable Exchange Notes (the "Exchange Offer"). All of the Notes were tendered in the Exchange Offer and, as a result, only the Exchange Notes remain outstanding. Management believes that, through the Note offering and the Exchange Offer, the Company has improved its capital structure and, as a result, the Company will be able to commit greater resources to its capital programs, thereby improving its cash flow.

     In December 1996, U.K. Can, Ltd. entered into (and U.S. Can guaranteed) a $30 million credit agreement with General Electric Capital Corporation, to finance the land, building and equipment comprising the Merthyr Tydfil aerosol can manufacturing facility, which also secures this credit agreement.

     In January 1997, U.S. Can acquired certain assets from O-I for cash consideration of $10 million, which is subject to adjustment based upon the actual value of the inventory acquired and potential contingent payments of up to $1.5 million based upon realization of certain new business which O-I was seeking at the time of the acquisition. The cash portion of the purchase price was funded by the 1994 Revolving Credit

Facility. For a more detailed discussion of this acquisition, see Note (2) of the unaudited Notes to Condensed Consolidated Financial Statements.

     As of April 6, 1997 U.S. Can had borrowings of $50.7 million outstanding under the 1994 Credit Agreement, $11.8 million in letters of credit had been issued pursuant thereto, and $32.5 million of unused credit remained available thereunder. As of May 12, 1997, U.S. Can had borrowings of $62.8 million outstanding under the 1997 Credit Agreement (which replaced the 1994 Credit Agreement), $11.8 million in letters of credit had been issued pursuant thereto, and $35.3 million of unused credit remained available thereunder. As of April 6, 1997, U.S. Can was in compliance with all restrictive covenants of the 1994 Credit Agreement and its other long-term debt agreements.

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

                                    PART II
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     In March 1997, the Company contributed shares of Common Stock, valued at approximately $850,000, to U.S. Can's Salaried Employees Savings and Retirement Accumulation Plan ("SRAP"). This contribution served as final payment of an inter-company debt owed by U.S. Can Corporation to U.S. Can. These shares are held by the trustee for the benefit of the SRAP participants, who have an indirect beneficial interest in the Common Stock held by the trustee. The transaction between the Company and the trustee is exempt pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                                                              INCORPORATION
                                                                              BY REFERENCE
    NUMBER                     DESCRIPTION OF DOCUMENT                       (IF APPLICABLE)
    ------                     -----------------------                       ---------------
      3.1    Restated Certificate of Incorporation of U.S. Can                    *4.3
             Corporation.................................................
      3.2    By-Laws of U.S. Can Corporation.............................         +4.1
      4.1    Amended and Restated Credit Agreement, dated April 25,
             1997........................................................
     27.1    Financial Data Schedule (EDGAR version only)................

-------------------------
* Previously filed with Registration Statement on Form S-3 of the Corporation, filed on June 1, 1994 (Registration No. 33-79556).

+ Previously filed with Registration Statement on Form S-8 of the Corporation, filed on March 23, 1994 (Registration No. 33-76742).

     (b) U.S. Can Corporation filed a report on Form 8-K concerning its first quarter 1997 earnings on March 3, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          U.S. CAN CORPORATION

Date: May 19, 1997                        By:     /s/ TIMOTHY W. STONICH
                                          --------------------------------------
                                                     Timothy W. Stonich
                                             Executive Vice President-Finance,
                                                Chief Financial Officer and
                                                          Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: May 19, 1997                              /s/ TIMOTHY W. STONICH
                                          --------------------------------------
                                                    Timothy W. Stonich
                                            Executive Vice President-Finance,
                                          Chief Financial Officer and Secretary