Form 10-Q
period 1997-07-06
US CAN CORP
filed 1997-08-15
CIK 895726

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 6, 1997

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

                               900 COMMERCE DRIVE
                           OAK BROOK, ILLINOIS 60523
          (Address of Principal Executive Offices, Including Zip Code)

                                 (630) 571-2500
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1997, 13,069,451 shares of U.S. Can Corporation's common stock were outstanding.

================================================================================

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JULY 6, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          U.S. Can Corporation and Subsidiaries Condensed Consolidated
          Balance Sheets as of December 31, 1996 and July 6, 1997.....    3
          U.S. Can Corporation and Subsidiaries Condensed Consolidated
          Statements of Operations for the Quarterly and Six-Month
          Periods Ended June 30, 1996 and July 6, 1997................    4
          U.S. Can Corporation and Subsidiaries Condensed Consolidated
          Statements of Cash Flows for the Quarterly Periods Ended
          June 30, 1996 and July 6, 1997..............................    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
PART II   OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders.........   19
Item 6.   Exhibits and Reports on Form 8-K............................   19

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                DECEMBER 31,     JULY 6,
                                                                    1996          1997
                                                                ------------     -------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $   7,966      $   6,159
  Accounts receivable, less allowances of $10,895 and
    $10,513 in 1996 and 1997, respectively..................        86,822        102,885
  Inventories...............................................       113,143        108,730
  Prepaid expenses and other current assets.................        15,261         15,973
  Prepaid income taxes......................................         9,372          9,372
                                                                 ---------      ---------
      Total current assets..................................     $ 232,564      $ 243,119
                                                                 ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................     $   5,425      $   5,338
  Buildings.................................................        62,421         61,648
  Machinery, equipment and construction in process..........       408,428        439,109
                                                                 ---------      ---------
                                                                 $ 476,274      $ 506,095
  Less -- Accumulated depreciation and amortization.........      (153,160)      (172,489)
                                                                 ---------      ---------
      Total property, plant and equipment...................     $ 323,114      $ 333,606
                                                                 ---------      ---------
MACHINERY REPAIR PARTS......................................     $   6,057      $   6,146
INTANGIBLES.................................................        67,206         78,325
OTHER ASSETS................................................        14,675         14,298
                                                                 ---------      ---------
      Total assets..........................................     $ 643,616      $ 675,494
                                                                 =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................     $  11,928      $   9,592
  Cash overdrafts...........................................         3,769          8,433
  Accounts payable..........................................        56,355         51,334
  Accrued payrolls and benefits.............................        25,786         26,564
  Accrued insurance.........................................         6,770          5,722
  Other current liabilities.................................        22,326         27,528
                                                                 ---------      ---------
      Total current liabilities.............................     $ 126,934      $ 129,173
                                                                 ---------      ---------
SENIOR DEBT.................................................     $  88,882      $ 113,762
SUBORDINATED DEBT...........................................       275,000        275,000
                                                                 ---------      ---------
      Total long-term debt..................................     $ 363,882      $ 388,762
                                                                 ---------      ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits...................................     $  26,128      $  26,674
  Deferred income taxes.....................................        27,892         28,935
  Other long-term liabilities...............................         1,995          1,897
                                                                 ---------      ---------
Total other long-term liabilities...........................     $  56,015      $  57,506
                                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued or outstanding..................     $      --      $      --
  Common stock, $.01 par value; 50,000,000 shares authorized
    12,995,636 and 13,089,845 shares issued in 1996 and
    1997, respectively......................................           130            130
  Paid-in capital...........................................       105,582        106,066
  Unearned restricted stock.................................        (2,581)        (2,474)
  Treasury common stock, at cost; 20,651 and 32,947 shares
    in 1996 and 1997, respectively..........................          (256)          (529)
  Currency translation adjustment...........................         1,622         (2,540)
  Retained deficit..........................................        (7,712)          (600)
                                                                 ---------      ---------
      Total stockholders' equity............................     $  96,785      $ 100,053
                                                                 ---------      ---------
         Total liabilities and stockholders' equity.........     $ 643,616      $ 675,494
                                                                 =========      =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these balance sheets.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                        QUARTERLY PERIOD ENDED       SIX MONTHS ENDED
                                                        -----------------------    ---------------------
                                                         JUNE 30,      JULY 6,     JUNE 30,     JULY 6,
                                                           1996         1997         1996         1997
                                                         --------      -------     --------     -------
NET SALES...........................................     $180,596      $226,174    $344,207     $460,171
COST OF SALES.......................................      157,466       202,603     299,595      410,055
                                                         --------      --------    --------     --------
  Gross income......................................     $ 23,130      $ 23,571    $ 44,612     $ 50,116
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........        7,080         8,808      13,930       17,904
                                                         --------      --------    --------     --------
  Operating income..................................     $ 16,050      $ 14,763    $ 30,682     $ 32,212
INTEREST EXPENSE ON BORROWINGS......................        6,334         9,188      12,520       18,443
AMORTIZATION OF DEFERRED FINANCING COSTS............          376           455         802          894
OTHER EXPENSE.......................................          511           581       1,003        1,129
                                                         --------      --------    --------     --------
  Income before income taxes........................     $  8,829      $  4,539    $ 16,357     $ 11,746
PROVISION FOR INCOME TAXES..........................        3,752         1,768       6,950        4,637
                                                         --------      --------    --------     --------
NET INCOME..........................................     $  5,077      $  2,771    $  9,407     $  7,109
                                                         ========      ========    ========     ========
PER SHARE DATA:
  Net income........................................     $   0.39      $   0.21    $   0.72     $   0.54
                                                         ========      ========    ========     ========
  Weighted average shares and equivalent shares
     outstanding (000's)............................       13,074        13,165      13,042       13,158
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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                  SIX MONTHS ENDED
                                                                --------------------
                                                                JUNE 30,    JULY 6,
                                                                  1996        1997
                                                                --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  9,407    $  7,109
  Adjustments to reconcile net income to net cash provided
     by operating
     activities --
     Depreciation and amortization..........................      16,351      22,309
     Deferred income taxes..................................         640       1,043
  Change in operating assets and liabilities, net of effect
     of acquired businesses --
     Accounts receivable....................................     (23,697)    (16,063)
     Inventories............................................      (8,612)      5,413
     Accounts payable.......................................       2,652      (5,021)
     Accrued payrolls and benefits, insurance and other.....       2,964       3,695
     Postretirement benefits................................         349         546
     Other, net.............................................      (3,248)     (1,502)
                                                                --------    --------
          Net cash provided by (used in) operating
           activities.......................................    $ (3,194)   $ 17,529
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    $(13,952)   $(30,896)
  Acquisition of businesses, net of cash acquired...........     (13,711)    (12,476)
  Change in restricted cash.................................          --       1,283
  Machinery repair parts usage (purchases), net.............         131         (89)
                                                                --------    --------
          Net cash used in investing activities.............    $(27,532)   $(42,178)
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options....    $     56    $    108
  Net borrowings under the revolving line of credit and
     changes in cash
     overdrafts.............................................      34,839      19,964
  Borrowings of other long-term debt, including capital
     lease obligations......................................       1,976      18,006
  Payments of other long-term debt, including capital lease
     obligations............................................      (5,127)    (10,762)
  Payments of debt refinancing costs........................        (285)     (1,247)
  Purchase of treasury stock, net...........................        (129)       (634)
                                                                --------    --------
          Net cash provided by financing activities.........    $ 31,330    $ 25,435
                                                                --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................    $     --    $ (2,593)
                                                                --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    $    604    $ (1,807)
CASH AND CASH EQUIVALENTS, beginning of period..............         136       7,966
                                                                --------    --------
CASH AND CASH EQUIVALENTS, end of period....................    $    740    $  6,159
                                                                ========    ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 6, 1997
                                  (UNAUDITED)

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

(2) ACQUISITIONS

     In April and June 1996, the Company acquired from Alltrista Corporation ("Alltrista") for approximately $14.4 million and the assumption of a $0.5 million liability substantially all of the assets (other than steel inventory) of Alltrista Metal Services ("AMS"), a division of Alltrista. In June 1996, the Company purchased AMS's remaining inventory for $8 million. The acquisitions were financed with borrowings under U.S. Can's revolving line of credit. In July 1996, the Company discontinued operations at two of the former AMS plants.

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

     In September 1996, the Company completed the acquisition of a portion of Crown Cork & Seal Company, Inc.'s ("Crown's") European aerosol can businesses ("USC Europe") for $51.1 million (subject to a pending post-closing adjustment) and the assumption of debt of $5.8 million. This acquisition included manufacturing operations in the United Kingdom, France, Spain and Germany and the aerosol can manufacturing equipment and assets from a Crown facility in Italy. The companies acquired and established in connection with the USC Europe acquisition comprise the majority of the European Subsidiaries. The company incurred $3.5 million of costs in completing this acquisition which have been included in total acquisition costs.

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

     Each of the foregoing business acquisitions was accounted for as a purchase for financial reporting purposes. Accordingly, assets and liabilities of the acquired companies were revalued to estimated fair values as of the acquisition date. Changes in these estimates, if any, are not expected to be material.

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
                                                                ========

     The operating results of each acquired business are included in the consolidated statement of operations from the date of acquisition. Amortization of excess purchase price over the estimated fair value of the net value of assets acquired is made over a period of forty years. All acquired companies, other than those comprising USC Europe, have been merged into U.S. Can.

     The following data represents the Company's unaudited pro forma results of operations for the six month period ended June 30, 1996, as if the significant acquisitions of the CPI Group and USC Europe had occurred on January 1 of such period (000's omitted, except per share data):

                                                             AS REPORTED    PRO FORMA
                                                             -----------    ---------
Net sales................................................     $344,207      $422,960
Net income...............................................        9,407        12,145
Earnings per share.......................................     $   0.72      $   0.93

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

(3) INVENTORIES

     All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $15 million at December 31, 1996, and $16 million at July 6, 1997, at the European Subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. Inventory costs include material, labor and factory overhead. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1996 and July 6, 1997.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     Inventories reported in the accompanying balance sheet were classified as follows (000's omitted):

                                                            DECEMBER 31,    JULY 6,
                                                                1996          1997
                                                            ------------    -------
Raw materials...........................................      $ 34,257      $ 30,122
Work in process.........................................        48,654        47,272
Finished goods..........................................        26,053        26,116
Machine shop inventory..................................         4,179         5,220
                                                              --------      --------
                                                              $113,143      $108,730
                                                              ========      ========

(4) DEBT OBLIGATIONS

     In April 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), providing a $110 million revolving credit facility (the "Revolving Credit Facility"). Obligations under the Credit Agreement are secured by U.S. Can's domestic accounts receivable and inventory. Funds available under the Revolving Credit Facility may be used for general corporate purposes (including ongoing working capital needs and funds for permitted acquisitions). The Credit Agreement has a five-year maturity and amends and restates the April 1994 credit agreement (the "1994 Credit Agreement"). The Credit Agreement permits the Company to borrow funds available under the Revolving Credit Facility in U.S. Dollars, British Pounds or French Francs.

     The loans under the Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate (as defined in the Credit Agreement) per annum, or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus the then applicable margin, for specified interest periods (selected by U.S. Can) of one, two, three or six months. For letters of credit issued under the Credit Agreement, U.S. Can pays fees equal to: (a) the applicable Eurodollar Margin multiplied by the aggregate face amount outstanding on each such letter of credit and (b) an amount payable to the issuing bank equal to a specified percentage of the aggregate face amount outstanding on each such letter of credit, both of which are payable quarterly in arrears. U.S. Can is also required to pay a commitment fee equal to a specified percentage of the average daily unused portion of each lender's commitment under the Credit Agreement.

     The Credit Agreement contains various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include but are not limited to limitations on annual capital expenditures, certain ratios of borrowings to earnings, before interest, taxes, depreciation and amortization ("EBITDA"), the ratio of senior debt to EBITDA and interest coverage ratio. The Credit Agreement also limits U.S. Can's distribution of dividends, incurrence of additional debt, disposition of assets, mergers and acquisitions, investments and affiliated transactions. Reference is made to the Credit Agreement, previously filed as an exhibit to U.S. Can's Form 10-Q report for the quarterly period ended April 6, 1997, for a fuller description of these covenants.

     The Credit Agreement also provides that U.S. Can would be in default if there is a change after December 31, 1996, which could reasonably be expected to have a material adverse effect on the business, financial condition, operations, properties or prospects of U.S. Can and its subsidiaries. The Company is not aware of, nor does it anticipate, any such change and, consequently, borrowings under the Credit Agreement have been classified as long-term debt in the accompanying July 6, 1997 balance sheet.

     As of July 6, 1997, U.S. Can had borrowings of $50.0 million outstanding under the Credit Agreement, $11.8 million in letters of credit had been issued pursuant thereto, and $48.2 million of unused credit remained available.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     On October 17, 1996, the Corporation issued $275.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 in a private placement. These notes were exchanged in March 1997 for similar notes which are publicly registered. These exchange notes (the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon certain changes of control of the Corporation, the Note holders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium.

     Net proceeds from the issuance of the 10 1/8% Notes were $268.1 million. Approximately $158.4 million of the net proceeds were used to pay down amounts outstanding under the 1994 Credit Agreement and $109.7 million was used to redeem all of U.S. Can's 13 1/2% Senior Subordinated Notes due 2002 (the
"13 1/2% Notes") on January 15, 1997, and pay the remaining interest thereon. The Company recorded the early extinguishment of the 13 1/2% Notes as of October 17, 1996 which resulted in an extraordinary charge in the fourth quarter of 1996 of $5.2 million (net of income taxes of $3.5 million) representing, among other things, the related accrued interest and unamortized deferred financing costs.

     The Company was in compliance with all terms and restrictive covenants of the Credit Agreement and its other long-term debt agreements as of July 6, 1997.

(5) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest on borrowings of $12,560,000 and $17,053,000 for the six month periods ended June 30, 1996 and July 6, 1997, respectively.

     The Company paid approximately $1,655,000 and $2,630,000 of income taxes for the six month periods ended June 30, 1996 and July 6, 1997, respectively.

(6) LEGAL PROCEEDINGS

     The Company is involved in a number of legal proceedings and environmental matters arising in the ordinary course of business. Management does not believe that these proceedings will have a material adverse effect on the business or financial condition of the Company either individually or in the aggregate. In addition, the Company is involved in the following matters.

     In February 1995, Continental Holdings Inc. ("CHI"), an affiliate of Peter Kiewit Sons', Inc. ("Kiewit"), filed a Complaint against U.S. Can, asserting claims based upon alleged indemnity obligations of U.S. Can to Kiewit, as successor in interest to Continental Can Company, USA, Inc. ("CCC"), arising from the 1987 acquisition by U.S. Can of the general packaging business of CCC. In May 1997, CHI and U.S. Can agreed in principle to settle the Kiewit litigation by dismissing their claims and counterclaims with prejudice and exchanging full releases. Each party will bear their own expenses, and no payment of monies will be made.

     The California Department of Toxic Substances Control ("CDTSC") and the Company have agreed upon a final work plan to develop site characterization of the Company's former can assembly facility in San Leandro, California. This work is in progress. In late April 1996, the CDTSC issued to U.S. Can an order directing it to conduct remediation activities at this site; however, no specific form of remediation was indicated. There can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

(7) NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 128, "Earnings Per Share" was issued in February 1997 and will be adopted by the Company with retroactive treatment in late 1997. This new pronouncement establishes revised methods for computing and reporting earnings per share. The new standard does not materially impact previously reported earnings per share, including the per share amount reported for the quarterly and six-month periods ended July 6, 1997.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (primarily cumulative translation adjustment for the Company) in a full set of general purpose financial statements. SFAS No. 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Management is currently evaluating the provisions of this statement to determine its impact upon current reporting. Both SFAS No. 130 and SFAS No. 131 will be adopted by the Company for the fiscal year beginning January 1, 1998.

(8) SUBSIDIARY GUARANTOR INFORMATION

     The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through July 6, 1997, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. The Corporation had no assets or operations separate from its investment in U.S. Can, and there were no non-Guarantor Subsidiaries until the acquisition by U.S. Can of USC Europe on September 11, 1996. As such, separate financial statements of U.S. Can as of and for the periods ended prior to September 11, 1996, are not presented because management of the Company has determined that they are not material to investors.

     The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the European Subsidiaries (the "Non-Guarantor Subsidiaries"), as of December 31, 1996, and as of and for the six months ended July 6, 1997. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

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
                                           ========       ========         ========         ========        ========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 6, 1997
                                (000'S OMITTED)

                                                         UNITED STATES
                                             U.S CAN      CAN COMPANY      USC EUROPE                      U.S CAN
                                           CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                            (PARENT)      GUARANTOR)      SUBSIDIARY)     ELIMINATIONS   CONSOLIDATED
                                           -----------   -------------   --------------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents..............   $     --        $  5,069        $  1,090       $      --       $  6,159
  Accounts receivable....................         --          75,758          27,127              --        102,885
  Inventories............................         --          92,872          15,858              --        108,730
  Prepaid expenses and other assets......         --          12,457           3,516              --         15,973
  Prepaid income taxes...................        696           8,676              --              --          9,372
                                            --------        --------        --------       ---------       --------
       Total current assets..............        696         194,832          47,591              --        243,119
                                            --------        --------        --------       ---------       --------
NET PROPERTY, PLANT AND EQUIPMENT........         --         279,357          54,249              --        333,606
INTANGIBLE ASSETS........................         --          78,325              --              --         78,325
OTHER ASSETS.............................      7,646          11,680           1,118              --         20,444
INVESTMENT IN SUBSIDIARIES...............    364,263          50,747              --        (415,010)            --
                                            --------        --------        --------       ---------       --------
       Total assets......................   $372,605        $614,941        $102,958       $(415,010)      $675,494
                                            ========        ========        ========       =========       ========
CURRENT LIABILITIES:
  Current maturities of long term debt...   $     --        $  8,135        $  1,457       $      --       $  9,592
  Accounts payable.......................         --          42,847          16,920              --         59,767
  Other current liabilities..............         --          44,238          15,576              --         59,814
                                            --------        --------        --------       ---------       --------
       Total current liabilities.........         --          95,220          33,953              --        129,173
                                            --------        --------        --------       ---------       --------
SENIOR DEBT..............................         --          91,883          21,879              --        113,762
SUBORDINATED DEBT........................    275,000              --              --              --        275,000
OTHER LONG-TERM LIABILITIES..............     (1,340)         58,019             827              --         57,506
INTERCOMPANY ADVANCES....................     (1,108)          5,556          (4,448)             --             --
STOCKHOLDERS' EQUITY.....................    100,053         364,263          50,747        (415,010)       100,053
                                            --------        --------        --------       ---------       --------
       Total liabilities and
          stockholders' equity...........   $372,605        $614,941        $102,958       $(415,010)      $675,494
                                            ========        ========        ========       =========       ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 6, 1997
                                (000'S OMITTED)

                                                    UNITED STATES
                                      U.S. CAN       CAN COMPANY       USC EUROPE                        U.S. CAN
                                     CORPORATION     (SUBSIDIARY     (NON-GUARANTOR                    CORPORATION
                                      (PARENT)       GUARANTOR)       SUBSIDIARY)      ELIMINATIONS    CONSOLIDATED
                                     -----------    -------------    --------------    ------------    ------------
NET SALES........................      $   --          $406,396         $53,775          $    --         $460,171
COST OF SALES....................          --           361,092          48,963               --          410,055
                                       ------          --------         -------          -------         --------
     Gross income................          --            45,304           4,812               --           50,116
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........          --            15,813           2,091               --           17,904
                                       ------          --------         -------          -------         --------
     Operating income............          --            29,491           2,721               --           32,212
INTEREST EXPENSE ON BORROWINGS...          --            17,690             753               --           18,443
AMORTIZATION OF DEFERRED
  FINANCING COSTS................          --               894              --               --              894
OTHER (INCOME) EXPENSE...........          --             1,129              --               --            1,129
EQUITY EARNINGS FROM CONSOLIDATED
  SUBSIDIARIES...................       7,109             1,676              --           (8,785)              --
                                       ------          --------         -------          -------         --------
     Income before income
       taxes.....................       7,109            11,454           1,968           (8,785)          11,746
PROVISION FOR INCOME TAXES.......          --             4,345             292               --            4,637
                                       ------          --------         -------          -------         --------
     Net income..................      $7,109          $  7,109         $ 1,676          $(8,785)        $  7,109
                                       ======          ========         =======          =======         ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS PERIOD ENDED JULY 6, 1997
                                (000'S OMITTED)

                                                         UNITED STATES
                                            U.S. CAN      CAN COMPANY      USC EUROPE                      U.S. CAN
                                           CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                            (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                           -----------   -------------   --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES.....    $    --        $ 15,302        $ 2,227         $    --        $ 17,529
                                             -------        --------        -------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................         --         (24,203)        (6,693)             --         (30,896)
  Acquisition of businesses, net of
    cash.................................         --         (12,476)            --              --         (12,476)
  Changes in restricted cash.............         --           1,283             --              --           1,283
  Investment in subsidiaries.............      1,823              --             --          (1,823)             --
  Machinery repair parts usage, net......         --             (89)            --              --             (89)
                                             -------        --------        -------         -------        --------
  Net cash used in investing
    activities...........................      1,823         (35,485)        (6,693)         (1,823)        (42,178)
                                             -------        --------        -------         -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances........       (811)         17,071        (16,260)             --              --
  Issuance of common stock and exercise
    of stock options.....................        108              --             --              --             108
  Net borrowings under the revolving line
    of credit and changes in cash
    overdrafts...........................         --          19,964             --              --          19,964
  Borrowings of other long-term debt,
    including capital lease
    obligations..........................         --              31         17,975              --          18,006
  Payments of other long-term debt,
    including capital lease
    obligations..........................         --          (9,858)          (904)             --         (10,762)
  Payments of debt refinancing costs.....       (486)           (761)            --              --          (1,247)
  Capital contribution from parent.......         --          (1,823)            --           1,823              --
  Purchase of treasury stock, net........       (634)             --             --              --            (634)
                                             -------        --------        -------         -------        --------
         Net cash provided from financing
           activities....................     (1,823)         24,624            811           1,823          25,435
                                             -------        --------        -------         -------        --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH...................................         --              --         (2,593)             --          (2,593)
                                             -------        --------        -------         -------        --------
INCREASE IN CASH AND CASH EQUIVALENTS....         --           4,441         (6,248)             --          (1,807)
CASH AND CASH EQUIVALENTS, beginning of
  period.................................         --             628          7,338              --           7,966
                                             -------        --------        -------         -------        --------
CASH AND CASH EQUIVALENTS, end of
  period.................................    $    --        $  5,069        $ 1,090         $    --        $  6,159
                                             =======        ========        =======         =======        ========

(9) SUBSEQUENT EVENTS

     In July, 1997, the Company concluded and announced that it will undertake a business and operational realignment that will result in a third quarter after-tax charge of approximately $30-$35 million or $2.23-$2.65 per share. The total after-tax cash cost of the actions is expected to be approximately $14-$16 million or $1.06-$1.21 per share. The resulting annual after-tax cost savings are expected to be approximately $6 million or $0.45 per share.

     The key components of this restructuring are closure of the Racine, Wisconsin aerosol assembly plant; closure of the Midwest Litho center in Alsip, Illinois; closure of the Sparrows Point litho center in Baltimore, Maryland; closure of the Brookfield, Ohio steel service center; and organizational changes designed to achieve more efficient operations. These five actions will result in pretax charges of approximately $35-$40 million against operating income, with approximately $11-$13 million after-tax cash cost. More than 300 employees will be affected.

     S. C. Johnson, a major aerosol can customer and principal customer of the Racine plant, awarded all of its global aerosol business to a single supplier and U.S. Can competitor. The Company is committed to continue supplying aerosol cans ordered by S. C. Johnson through September 30, 1997. Approximately $35 million in annual sales will be affected due to the loss of this customer. Closure of the three Metal Services plants is due to one or more of the following factors: the loss of the S. C. Johnson business; overcapacity after the Alltrista Metal Services acquisition; increased efficiencies at other plants; and the effect of foreign exchange rates on export sales.

     In addition, the Company will discontinue or sell the North Brunswick, New Jersey metal pail business. Closure of the facility, if a sale is not consummated, will result in an after-tax charge of approximately $9.4 million with a cash impact of $3.3 million. Any proceeds from the sale of this business would reduce this extraordinary charge for discontinued operations. Operating results from July 1997 to the estimated discontinuation date are not included in the preceding amounts. Approximately $20 million in sales will be affected. Continued inroads by plastic, a highly competitive market for metal pails, and a fundamental lack of size potential for this business make metal pails an unattractive product line for the Company.

     The Company also announced that William J. Smith will retire as Chairman, President and Chief Executive Officer effective June 30, 1998. The Board is initiating a search for a replacement. Mr. Smith will remain a Director of the Company. The Company also stated that it has retained Salomon Brothers Inc to assist the Company in evaluating strategic alternatives.

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Federal securities laws. Such statements involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than any future results, performance or achievements expressed or implied in this release. By way of example and not limitation, known risks and uncertainties include the Company's ability to successfully integrate or improve the performance of acquired businesses, the timing and cost of plant closures, the level of cost reduction, changes in market conditions or product demand, loss of important customers, competition and currency fluctuations. In light of these and other risks and uncertainties, the inclusion of a forward-looking statement in this Report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

RESULTS OF OPERATIONS

  QUARTER ENDED JULY 6, 1997, AS COMPARED TO QUARTER ENDED JUNE 30, 1996

     Net Sales

     Net sales for the quarterly period ended July 6, 1997 totaled $226.2 million, an increase of 25.2% over the corresponding period in 1996. Volume gained through acquisitions was the primary factor contributing to the sales growth. Domestic aerosol sales were up marginally quarter-to-quarter.

     Gross Income

     Gross income of $23.6 million for the second quarter of 1997 was up slightly from $23.1 million for the second quarter of 1996. Gross margin decreased to 10.4% of net sales during the second quarter of 1997 from 12.8% in the second quarter of 1996. Factors causing this decrease in gross margin included intensified price competition, increased steel prices, integration of lower margin acquisitions and plant start-ups, domestically and in Europe.

     Operating Income

     The Company's operating income of $14.8 million for the second quarter of 1997 was $1.3 million or 8.7% lower than the operating income of $16.1 million for the second quarter of 1996. Operating income was negatively impacted by the reduced gross margin and higher selling, general and administrative expenses associated with acquisitions. Selling, general and administrative expenses remained below 4.0% of net sales for the quarter.

     Interest and Other Expenses

     Interest expense on borrowings increased by approximately $2.9 million in the second quarter of 1997 as compared to the second quarter of 1996. The increase is a result of increased borrowing, primarily to finance the Company's acquisitions, and the refinancing of shorter term bank debt with a portion of the proceeds of the 10 1/8% Notes issued in October 1996. Repayment of lower cost, shorter term debt with the 10 1/8% Note proceeds will continue to generate somewhat higher interest expense even though a portion of the proceeds was used to redeem the higher cost 13 1/2% Notes.

     Net Income

     Due to the factors described above, second quarter 1997 net income of $2.8 million or $0.21 per share was down 47% from the second quarter of 1996.

  SIX-MONTH PERIOD ENDED JULY 6, 1997 VS. SIX-MONTH PERIOD ENDED JUNE 30, 1996

     Net Sales

     Net sales for the six-month period ended July 6, 1997 totaled $460.2 million, an increase of 33.7% over the corresponding period in 1996. Sales gains for the year-to-date period reflect volume gained through acquisitions and modest growth in the Company's base business. The acquisitions represented approximately 85% of the increase.

     Gross Income

     Gross income of $50.1 million for the first half of 1997 was $5.5 million or 12.3% higher than gross income for the first half of 1996. Acquisitions contributed to this increase. Gross margin decreased to 10.9% of net sales in the first half of 1997 from 13.0% of net sales in the first half of 1996. Factors causing this margin compression were intensified price competition, increased steel prices, integration of lower margin acquisitions and plant start-ups in the U.S. and Europe.

     Operating Income

     The Company's operating income of $32.2 million for the first half of 1997 was $1.5 million or 5.0% higher than operating income for the first half of 1996. Operating income as a percent of net sales was 7.0% for the first half of 1997 as compared to 8.9% for the first half of 1996. Reduced gross margins and higher selling, general and administrative expenses negatively impacted operating income. Selling, general and administrative expenses remained below 4.0% of net sales for the first half of 1997.

     Interest and Other Expenses

     Interest expense on borrowing increased by approximately $5.9 million in the first half of 1997 as compared to the first half of 1996. The increase is a result of increased borrowing, primarily to finance the Company's acquisitions, and the refinancing of shorter term bank debt with a portion of the proceeds of the 10 1/8% Notes issued in October 1996. The Company believes more permanent long-term capital is the most appropriate means to finance acquisitions. As a result, repayment of lower cost, shorter term debt with the 10 1/8% Note proceeds will continue to generate somewhat higher interest expense even thought a portion of the proceeds was used to redeem the higher cost 13 1/2% Notes.

     Net Income

     First half net income was $7.1 million as compared to $9.4 million in the first half of 1996. Primary earnings per share were $0.54 for the first half of 1997 as compared to $0.72 for the first half of 1996. An extremely competitive pricing environment and steel cost increases had an adverse effect on the Company's results.

RESTRUCTURING PLAN

     In July, 1997, the Company concluded and announced that it would undertake a business and operational realignment that would result in a third quarter after-tax charge of approximately $30-$35 million or $2.23-$2.65 per share. The total after-tax cash cost of the actions is expected to be approximately $14-$16 million or $1.06-$1.21 per share. The resulting annual after-tax cost savings are expected to be approximately $6 million or $.45 per share.

     The key components of this restructuring are closure of the Racine, Wisconsin aerosol assembly plant; closure of the Midwest Litho center in Alsip, Illinois; closure of the Sparrows Point litho center in Baltimore, Maryland; closure of the Brookfield, Ohio steel service center; and organizational changes designed to achieve more efficient operations. These five actions will result in pretax charges equal to $35-$40 million against operating income, with a $11-$13 million after-tax cash cost. More than 300 employees will be affected. S. C. Johnson, a major aerosol can customer and principal customer of the Racine plant, awarded all of its global aerosol business to a single supplier and U.S. Can competitor. The Company is committed to continue supplying aerosol cans ordered by S. C. Johnson through September 30, 1997. Approximately $35 million in annual sales will be affected due to the loss of this customer. Closure of the three Metal Services plants is due to one or more of the following factors: the loss of the S. C. Johnson business; overcapacity after the Alltrista Metal Services acquisition; increased efficiencies at other plants; and the effects of foreign exchange rates.

     In addition, the Company will discontinue or sell the North Brunswick, New Jersey metal pail business. Closure of the facility, if a sale is not consummated, will result in an after-tax charge of approximately $9.4 million with a cash impact of $3.3 million. Any proceeds from the sale of this business would reduce this extraordinary charge for discontinued operations. Operating results from July 1997 to the estimated discontinuation date are not included in the preceding amounts. Approximately $20 million in sales will be affected. Continued inroads by plastic, a highly competitive market for metal pails and a fundamental lack of size potential for this business make metal pails an unattractive product line for U.S. Can.

     The Company also announced that William J. Smith will retire as Chairman, President and Chief Executive Officer effective June 30, 1998. The Board is initiating a search for a replacement. Mr. Smith will remain a Director of the Company. The Company also stated that it has retained Salomon Brothers Inc to assist the Company in evaluating strategic alternatives.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements for operations, acquisitions and capital expenditures during the six-month period ended July 6, 1997, were financed by internally generated cash flows and borrowings under the Company's revolving credit facilities. In late April of this year, the Company entered into the Credit Agreement, which amended and restated the 1994 Credit Agreement. The Company believes it has enhanced its financial condition by entering into the Credit Agreement. For a more detailed discussion of this agreement, see Note (4) of the Notes to Condensed Consolidated Financial Statements.

     Operating cash flow (EBITDA or earnings before interest, taxes, depreciation and amortization) remained strong through the second quarter of 1997. EBITDA of $24.5 million for the quarter was up 5% in spite of market dynamics, and EBITDA of $52.1 million for the first half was up 16% over 1996. EBITDA margins of 10.8% and 11.3% for the quarter and half, respectively, were down somewhat from the 13% recorded in both periods last year. The cost/price pressures described in "Results of Operations" caused this margin deterioration.

     As of August 13, 1997, U.S. Can had borrowings of $45.6 million outstanding under the Credit Agreement, $11.8 million in letters of credit had been issued pursuant thereto, and $52.6 million of unused credit remained available thereunder. As of July 6, 1997, U.S. Can was in compliance with all restrictive covenants of the Credit Agreement and its other long-term debt agreements.

     In October 1996, U.S. Can Corporation issued $275 million of 10 1/8% Notes in a private placement. The net proceeds were used to prepay debt. In March 1997, the Company completed a registered exchange of the private Notes for freely transferable Exchange Notes (the "Exchange Offer"). All of the Notes were tendered in the Exchange Offer and, as a result, only the Exchange Notes remain outstanding.

     The Company expects total capital expenditures in 1997 to be approximately $50-$55 million and total capital expenditures in 1998 to be approximately $35-$40 million.

     In December 1996, U.K. Can Ltd., and indirect wholly owned subsidiary of the Company, entered into (and U.S. Can guaranteed) a $30 million credit agreement with General Electric Capital Corporation, to finance the land, building and equipment comprising the Merthyr Tydfil aerosol can manufacturing facility, which also secures this credit agreement.

     In January 1997, U.S. Can acquired certain assets from O-I. The purchase price was funded by a borrowing under the 1994 Credit Agreement. See Note (2) of the unaudited Notes to Consolidated Financial Statements.

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

                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The registrant's Annual Meeting of Stockholders was held on April 25, 1997. The following persons were nominated and elected to serve as Directors of the registrant for a term of three years or until their successors have been duly elected and qualified:

         NOMINEE              FOR       WITHHELD
         -------              ---       --------
Benjamin F. Bailar.......  10,729,402    63,274
Eugene B. Connolly,
  Jr.....................  10,729,808    62,868
William J. Smith.........  10,728,802    63,874

     In addition, the registrant's appointment of Arthur Andersen LLP to serve as its independent auditor for fiscal year 1997 was ratified in accordance with the following vote:

   FOR      AGAINST   WITHHELD
   ---      -------   --------
10,783,463   5,656     3,557

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                                                              INCORPORATION
                                                                              BY REFERENCE
    NUMBER                     DESCRIPTION OF DOCUMENT                       (IF APPLICABLE)
    ------                     -----------------------                       ---------------
      3.1    Restated Certificate of Incorporation of U.S. Can                    *4.3
             Corporation.................................................
      3.2    By-Laws of U.S. Can Corporation.............................         +4.1
     27.1    Financial Data Schedule (EDGAR version only)................

-------------------------
* Previously filed with Registration Statement on Form S-3 of the Corporation, filed on June 1, 1994 (Registration No. 33-79556).

+ Previously filed with Registration Statement on Form S-8 of the Corporation, filed on March 23, 1994 (Registration No. 33-76742).

     (b) U.S. Can Corporation filed no reports on Form 8-K during the quarterly period ended July 6, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          U.S. CAN CORPORATION

Date: August 15, 1997                     By:   /s/ TIMOTHY W. STONICH
                                          --------------------------------------
                                                     Timothy W. Stonich
                                             Executive Vice President-Finance,
                                                Chief Financial Officer and
                                                       Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: August 15, 1997                           /s/ TIMOTHY W. STONICH
                                          --------------------------------------
                                                    Timothy W. Stonich
                                            Executive Vice President-Finance,
                                          Chief Financial Officer and Secretary