Form 10-Q
period 1997-10-05
US CAN CORP
filed 1997-11-19
CIK 895726

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 5, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1997, 13,074,461 shares of U.S. Can Corporation's common stock were outstanding.

================================================================================

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 5, 1997

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Balance Sheets as of December 31, 1996 and October 5,
         1997........................................................    3
         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Statements of Operations for the Quarterly and Nine-Month
         Periods Ended September 29, 1996 and October 5, 1997........    4
         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Statements of Cash Flows for the Quarterly Periods Ended
         September 29, 1996 and October 5, 1997......................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   16
PART II  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   20

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                DECEMBER 31,    OCTOBER 5,
                                                                    1996           1997
                                                                ------------    ----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $   7,966      $   7,192
  Accounts receivable, less allowances of $10,895 and
    $15,028 in 1996 and 1997, respectively..................        86,822         97,561
  Inventories...............................................       113,143        108,202
  Prepaid expenses and other current assets.................        15,261         16,282
  Prepaid income taxes......................................         9,372          9,572
                                                                 ---------      ---------
      Total current assets..................................     $ 232,564      $ 238,809
                                                                 ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................     $   5,425      $   5,294
  Buildings.................................................        62,421         72,725
  Machinery, equipment and construction in process..........       408,428        440,214
                                                                 ---------      ---------
                                                                 $ 476,274      $ 518,233
  Less -- Accumulated depreciation and amortization.........      (153,160)      (198,465)
                                                                 ---------      ---------
      Total property, plant and equipment...................     $ 323,114      $ 319,768
                                                                 ---------      ---------
MACHINERY REPAIR PARTS......................................     $   6,057      $   5,935
INTANGIBLES.................................................        67,206         76,006
OTHER ASSETS................................................        14,675         16,178
                                                                 ---------      ---------
      Total assets..........................................     $ 643,616      $ 656,696
                                                                 =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................     $  11,928      $  10,561
  Cash overdrafts...........................................         3,769          6,255
  Accounts payable..........................................        56,355         55,406
  Accrued payrolls and benefits.............................        25,786         28,032
  Accrued insurance.........................................         6,770          6,123
  Reserve for exit costs....................................            --         32,521
  Other current liabilities.................................        22,326         32,113
                                                                 ---------      ---------
      Total current liabilities.............................     $ 126,934      $ 171,011
                                                                 ---------      ---------
SENIOR DEBT.................................................     $  88,882      $ 102,368
SUBORDINATED DEBT...........................................       275,000        275,000
                                                                 ---------      ---------
      Total long-term debt..................................     $ 363,882      $ 377,368
                                                                 ---------      ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits...................................     $  26,128      $  26,745
  Deferred income taxes.....................................        27,892          9,927
  Other long-term liabilities...............................         1,995          3,864
                                                                 ---------      ---------
      Total other long-term liabilities.....................     $  56,015      $  40,536
                                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued or outstanding..................     $      --      $      --
  Common stock, $.01 par value; 50,000,000 shares authorized
    12,995,636 and 13,091,855 shares issued in 1996 and
    1997, respectively......................................           130            131
  Paid-in capital...........................................       105,582        107,216
  Unearned restricted stock.................................        (2,581)        (3,317)
  Treasury common stock, at cost; 20,651 and 37,891 shares
    in 1996 and 1997, respectively..........................          (256)          (610)
  Currency translation adjustment...........................         1,622         (5,235)
  Retained deficit..........................................        (7,712)       (30,404)
                                                                 ---------      ---------
      Total stockholders' equity............................     $  96,785      $  67,781
                                                                 ---------      ---------
         Total liabilities and stockholders' equity.........     $ 643,616      $ 656,696
                                                                 =========      =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these balance sheets.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                    QUARTERLY PERIOD ENDED            NINE MONTHS ENDED
                                                  ---------------------------    ---------------------------
                                                  SEPTEMBER 29,    OCTOBER 5,    SEPTEMBER 29,    OCTOBER 5,
                                                      1996            1997           1996            1997
                                                  -------------    ----------    -------------    ----------
NET SALES.......................................    $187,835        $220,512       $517,171        $669,794
COST OF SALES...................................     163,752         195,686        449,761         593,890
                                                    --------        --------       --------        --------
  Gross income..................................    $ 24,083        $ 24,826       $ 69,410        $ 75,904
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....       6,977           8,577         20,578          26,152
RESTRUCTURING PROVISION.........................          --          35,012             --          35,012
                                                    --------        --------       --------        --------
  Operating income (loss).......................    $ 17,106        $(18,763)      $ 48,832        $ 14,740
INTEREST EXPENSE ON BORROWINGS..................       6,993           9,274         19,513          27,716
AMORTIZATION OF DEFERRED FINANCING COSTS........         330             475          1,132           1,369
OTHER EXPENSE...................................         401             523          1,243           1,491
                                                    --------        --------       --------        --------
  Income (loss) from continuing operations
     before income taxes........................    $  9,382        $(29,035)      $ 26,944        $(15,836)
PROVISION (BENEFIT) FOR INCOME TAXES............       3,933         (11,201)        11,302          (6,044)
                                                    --------        --------       --------        --------
  Net income (loss) from continuing
     operations.................................    $  5,449        $(17,834)      $ 15,642        $ (9,792)
DISCONTINUED OPERATIONS -- NET OF INCOME TAXES
  Loss from discontinued operations.............        (868)           (462)        (1,654)         (1,395)
  Loss on disposal of business..................          --         (11,508)            --         (11,508)
                                                    --------        --------       --------        --------
  Net income(loss)..............................    $  4,581        $(29,804)      $ 13,988        $(22,695)
                                                    ========        ========       ========        ========
PER SHARE DATA:
  Income (loss) from continuing operations......    $   0.42        $  (1.35)      $   1.20        $  (0.74)
  Discontinued operations.......................       (0.07)          (0.90)         (0.13)          (0.98)
                                                    --------        --------       --------        --------
  Net income....................................    $   0.35        $  (2.25)      $   1.07        $  (1.72)
                                                    ========        ========       ========        ========
  Weighted average shares and equivalent shares
     outstanding (000's)........................      13,120          13,218         13,070          13,179
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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              SEPTEMBER 29,   OCTOBER 5,
                                                                  1996           1997
                                                              -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $  13,988      $(22,695)
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Restructure provision..................................           --        35,012
     Loss on disposal of discontinued operation.............           --        11,508
     Depreciation and amortization..........................       28,844        33,524
     Deferred income taxes..................................        2,484       (12,526)
  Change in operating assets and liabilities, net of effect
     of acquired businesses --
     Accounts receivable....................................      (23,598)      (10,739)
     Inventories............................................      (16,667)        5,941
     Accounts payable.......................................        6,155          (949)
     Accrued payrolls and benefits, insurance and other.....       (3,463)        9,989
     Postretirement benefits................................          139           617
     Other, net.............................................       (1,085)       (6,282)
                                                                ---------      --------
          Net cash provided by operating activities.........    $   2,797      $ 43,400
                                                                ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    $ (23,400)     $(40,078)
  Acquisition of businesses, net of cash acquired...........      (78,346)      (12,581)
  Change in restricted cash.................................           --         2,016
  Machinery repair parts usage, net.........................          118           122
                                                                ---------      --------
          Net cash used in investing activities.............    $(101,628)     $(50,521)
                                                                ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options....    $      56      $    131
  Net borrowings under the revolving line of credit and
     changes in cash overdrafts.............................      106,954         7,786
  Borrowings of other long-term debt, including capital
     lease obligations......................................        3,985        26,166
  Payments of other long-term debt, including capital lease
     obligations............................................       (7,325)      (19,347)
  Payments of debt refinancing costs........................         (835)         (992)
  Purchase of treasury stock, net...........................         (200)         (715)
                                                                ---------      --------
          Net cash provided by financing activities.........    $ 102,635      $ 13,029
                                                                ---------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................    $      --      $ (6,682)
                                                                ---------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    $   3,804      $   (774)
CASH AND CASH EQUIVALENTS, beginning of period..............          136         7,966
                                                                ---------      --------
CASH AND CASH EQUIVALENTS, end of period....................    $   3,940      $  7,192
                                                                =========      ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 5, 1997
                                  (UNAUDITED)

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

     In September 1996, the Company completed the acquisition of a portion of Crown Cork & Seal Company, Inc.'s ("Crown's") European aerosol can businesses ("USC Europe"). The Company and Crown have agreed in principle that the final adjusted purchase price is $49.9 million, in addition to the assumption of debt of $5.8 million. This acquisition included manufacturing operations in the United Kingdom, France, Spain and Germany and the aerosol can manufacturing equipment and assets from a Crown facility in Italy. The companies acquired and established in connection with the USC Europe acquisition comprise the majority of the European Subsidiaries. The company incurred $3.5 million of costs in completing this acquisition which have been included in total acquisition costs.

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

     The operating results of each acquired business are included in the consolidated statement of operations from the date of acquisition. Amortization of excess purchase price over the estimated fair value of the net value of assets acquired is made over a period of 40 years. All acquired companies, other than those comprising USC Europe, have been merged into U.S. Can.

(3) RESTRUCTURING PROVISION AND DISCONTINUED OPERATIONS

     In July 1997, the Company announced that it would undertake a significant business and operational realignment that resulted in a $35.0 million restructuring provision in addition to an $11.5 million after-tax loss from the discontinuance of the Company's steel pail business. The key components of the restructuring are closure of the Racine, Wisconsin aerosol assembly plant; closure of the Midwest Litho center in Alsip, Illinois; closure of the Sparrows Point litho center in Baltimore, Maryland; closure of the California Specialty plant in Vernalis, California; and organizational changes designed to achieve more efficient operations. In July, S. C. Johnson, a major aerosol can customer and principal customer of the Racine plant, awarded all of its global aerosol business to a single supplier and U.S. Can competitor. Approximately $35 million of annual sales will be affected due to the loss of this customer. Closure of the two Metal Services plants is due to one or more of the following factors: the loss of the S. C. Johnson business; overcapacity after the Alltrista Metal Services acquisition; and increased efficiencies at other plants. The custom and specialty business of the Vernalis, California plant will be transferred to other locations. U.S. Can manufactured steel pails at a plant located in North Brunswick, New Jersey.

     The components of the restructuring provision are $18.8 million for the non-cash write off of assets related to the facilities to be closed, $11.4 million for severance and related termination benefits for approximately 85 salaried and 250 hourly employees, and $4.8 million for other related closure costs such as building restoration, equipment disassembly and future lease payments. The plant closures are expected to be complete by mid-1998.

     The Company's steel pail business had approximately $19 million of sales in both of the nine-month periods ended October 5, 1997, and September 29, 1996, and approximately $6 million of sales in both of the quarters then ended. The $17.1 million ($11.5 million after tax) loss on discontinuing this business includes a $12.8 million write off of steel pail business assets, $2.0 million for severance and related termination benefits for approximately 145 employees, $0.5 million for operating losses until the date of closure and $1.8 million for other related closure costs such as building restoration, equipment disassembly and future lease payments. The net assets of this business as of October 5, 1997, absent the $17.1 million discontinued operations reserve, included net current assets of approximately $3.2 million and net other assets of approximately $12.6 million. The Company has reached agreement on a sale of the steel pail business as a going concern. When the sale is consummated, the Company expects that the after-tax loss on discontinuance of this business would be reduced by approximately $2.0 million to $3.0 million.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     In addition to the actions described above, the Company announced in October 1997 that it intends to sell its commercial metal services business ("Metal Services"), which includes two plants in Chicago, a plant in Trenton, New Jersey and a plant in Brookfield, Ohio. The assets of the closed Midwest Litho plant may also be included. Total sales from these operations during the nine-month period ended October 5, 1997, were $85.7 million (excluding intra-Company sales which are expected to be continued by the buyer and including third-party sales from the closed Midwest Litho plant, which (other than sales to S. C. Johnson) have been transferred to the other Metal Services plants). The Company anticipates that the sale of these operations will occur before the end of the first quarter of 1998.

(4) INVENTORIES

     All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $15 million at December 31, 1996, and $17 million at October 5, 1997, at the European Subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. Inventory costs include material, labor and factory overhead. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1996. LIFO inventories exceeded their FIFO cost by approximately $1.0 million at October 5, 1997. The Company's gross income margins continue to be sufficient to absorb the higher-than-current cost carrying value of its inventories.

     Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                            DECEMBER 31,   OCTOBER 5,
                                                                1996          1997
                                                            ------------   ----------
Raw materials........................................         $ 34,257      $ 28,826
Work in process......................................           48,654        47,678
Finished goods.......................................           26,053        26,100
Machine shop inventory...............................            4,179         5,598
                                                              --------      --------
                                                              $113,143      $108,202
                                                              ========      ========

(5) DEBT OBLIGATIONS

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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

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

     The Credit Agreement also provides that U.S. Can would be in default if there is a change after December 31, 1996, which could reasonably be expected to have a material adverse effect on the business, financial condition, operations, properties or prospects of U.S. Can and its subsidiaries. The Company is not aware of, nor does it anticipate, any such change and, consequently, borrowings under the Credit Agreement have been classified as long-term debt in the accompanying balance sheets.

     As of October 5, 1997, U.S. Can had borrowings of $40.0 million outstanding under the Credit Agreement, $11.8 million in letters of credit had been issued pursuant thereto, and $58.2 million of unused credit remained available.

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

     Net proceeds from the issuance of the 10 1/8% Notes were $268.1 million. Approximately $158.4 million of the net proceeds were used to pay down amounts outstanding under the 1994 Credit Agreement and $109.7 million was used to redeem all of U.S. Can's 13 1/2% Senior Subordinated Notes due 2002 (the
"13 1/2% Notes") on January 15, 1997, and pay the remaining interest thereon. The Company recorded the early extinguishment of the 13 1/2% Notes as of October 17, 1996 which resulted in an extraordinary charge in the fourth quarter of 1996 of $5.2 million (net of income taxes of $3.5 million) representing, among other things, the write off of the related unamortized deferred financing costs.

     Due primarily to the restructuring provision, the Company failed to comply with certain financial ratios for the quarter ended October 5, 1997, and a covenant concerning the sale of the steel pail business, contained in the Credit Agreement. In November 1997, the lenders under the Credit Agreement waived these covenant defaults and agreed to amend the Credit Agreement to (i) exclude the Company's $35 million restructuring provision from the calculation of these ratios going forward, (ii) permit the sale of Metal Services and (iii) modify certain other sections of the Credit Agreement. The Company was in compliance with its other long-term debt agreements as of October 5, 1997.

(6) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest on borrowings of approximately $22.6 million and $19.6 million for the nine-month periods ended September 29, 1996, and October 5, 1997, respectively.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     The Company paid approximately $3.8 million and $3.1 million of income taxes for the nine-month periods ended September 29, 1996, and October 5, 1997, respectively.

(7) LEGAL PROCEEDINGS

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

     The Company intends to submit a no further action request to the California Department of Toxic Substances Control ("CDTSC") concerning the Company's former can assembly facility in San Leandro, California. In late April 1996, the CDTSC issued to U.S. Can an order directing it to conduct remediation activities at this site; however, no specific form of remediation was indicated. There can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order.

     The Company is also involved in a number of other legal proceedings and environmental matters arising in the ordinary course of business. Management does not believe that any of these proceedings or matters will have a material adverse effect on the business or financial condition of the Company either individually or in the aggregate.

(8) NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 128, "Earnings Per Share" was issued in February 1997 and will be adopted by the Company with retroactive treatment in late 1997. This new pronouncement establishes revised methods for computing and reporting earnings per share. The new standard does not materially impact previously reported earnings per share, including the per share amount reported for the quarterly and nine-month periods ended October 5, 1997.

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

(9) SUBSIDIARY GUARANTOR INFORMATION

     The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through October 5, 1997, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. The Corporation had no assets or operations separate from its investment in U.S. Can, and there were no non-Guarantor Subsidiaries until the acquisition by U.S. Can of USC Europe on September 11, 1996. Separate financial statements of U.S. Can as of and for the period ended September 29, 1996, are not presented because management of the Company has determined that they are not material to investors.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the European Subsidiaries (the "Non-Guarantor Subsidiaries"), as of December 31, 1996, and as of and for the nine months ended September 29, 1996, and October 5, 1997, respectively. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                                (000'S OMITTED)

                                                           UNITED
                                                           STATES
                                                             CAN          USC EUROPE
                                            U.S CAN        COMPANY          (NON-                           U.S CAN
                                          CORPORATION    (SUBSIDIARY      GUARANTOR                       CORPORATION
                                           (PARENT)      GUARANTOR)     SUBSIDIARIES)     ELIMINATIONS    CONSOLIDATED
                                          -----------    -----------    -------------     ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.............   $     --       $    628         $  7,338         $     --        $  7,966
  Accounts receivable...................         --         61,000           25,822               --          86,822
  Inventories...........................         --         98,179           14,964               --         113,143
  Prepaid expenses and other assets.....         --         12,883            2,378               --          15,261
  Prepaid income taxes..................        696          8,676               --               --           9,372
                                           --------       --------         --------         --------        --------
       Total current assets.............        696        181,366           50,502               --         232,564
NET PROPERTY, PLANT AND EQUIPMENT.......         --        269,281           53,833               --         323,114
INTANGIBLE ASSETS.......................         --         67,206               --               --          67,206
OTHER ASSETS............................      7,671         12,169              892               --          20,732
INVESTMENT IN SUBSIDIARIES..............    364,461         53,232               --          417,693              --
                                           --------       --------         --------         --------        --------
       Total assets.....................   $372,828       $583,254         $105,227         $417,693        $643,616
                                           ========       ========         ========         ========        ========
CURRENT LIABILITIES:
  Current maturities of long-term
     debt...............................   $     --       $ 11,567         $    361         $     --        $ 11,928
  Accounts payable......................         --         40,490           19,634               --          60,124
  Other current liabilities.............         --         43,187           11,695               --          54,882
                                           --------       --------         --------         --------        --------
       Total current liabilities........         --         95,244           31,690               --         126,934
                                           --------       --------         --------         --------        --------
SENIOR DEBT.............................         --         82,978            5,904               --          88,882
SUBORDINATED DEBT.......................    275,000             --               --               --         275,000
OTHER LONG-TERM LIABILITIES.............      1,340         53,647            1,028               --          56,015
INTERCOMPANY ADVANCES...................       (297)       (13,076)          13,373               --              --
STOCKHOLDERS' EQUITY....................     96,785        364,461           53,232          417,693          96,785
                                           --------       --------         --------         --------        --------
       Total liabilities and
          stockholders' equity..........   $372,828       $583,254         $105,227         $417,693        $643,616
                                           ========       ========         ========         ========        ========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 5, 1997
                                (000'S OMITTED)

                                                           UNITED STATES
                                              U.S. CAN      CAN COMPANY      USC EUROPE                      U.S. CAN
                                             CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                              (PARENT)      GUARANTOR)      SUBSIDIARY)     ELIMINATIONS   CONSOLIDATED
                                             -----------   -------------   --------------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents................   $     --        $  4,394        $  2,798       $      --       $  7,192
  Accounts receivable......................         --          75,006          22,555              --         97,561
  Inventories..............................         --          91,286          16,916              --        108,202
  Prepaid expenses and other assets........         --          12,385           3,897              --         16,282
  Prepaid income taxes.....................        796           8,776              --              --          9,572
                                              --------        --------        --------       ---------       --------
      Total current assets.................        796         191,847          46,166              --        238,809
                                              --------        --------        --------       ---------       --------
NET PROPERTY, PLANT AND EQUIPMENT..........         --         249,440          70,328              --        319,768
INTANGIBLE ASSETS..........................         --          76,006              --              --         76,006
OTHER ASSETS...............................      7,550          13,649             914              --         22,113
INVESTMENT IN SUBSIDIARIES.................    337,209          49,771              --        (386,980)            --
                                              --------        --------        --------       ---------       --------
      Total assets.........................   $345,555        $580,713        $117,408       $(386,980)      $656,696
                                              ========        ========        ========       =========       ========
CURRENT LIABILITIES:
  Current maturities of long term debt.....   $     --        $  7,509        $  3,052       $      --       $ 10,561
  Accounts payable.........................         --          47,022          14,639              --         61,661
  Restructuring provision..................         --          32,521              --              --         32,521
  Other current liabilities................         --          52,407          13,861              --         66,268
                                              --------        --------        --------       ---------       --------
      Total current liabilities............         --         139,459          31,552              --        171,011
                                              --------        --------        --------       ---------       --------
SENIOR DEBT................................         --          71,584          30,784              --        102,368
SUBORDINATED DEBT..........................    275,000              --              --              --        275,000
OTHER LONG-TERM LIABILITIES................      1,440          38,308             788              --         40,536
INTERCOMPANY ADVANCES......................      1,334          (5,847)          4,513              --             --
STOCKHOLDERS' EQUITY.......................     67,781         337,209          49,771        (386,980)        67,781
                                              --------        --------        --------       ---------       --------
      Total liabilities and stockholders
         equity............................   $345,555        $580,713        $117,408       $(386,980)      $656,696
                                              ========        ========        ========       =========       ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED OCTOBER 5, 1997
                                (000'S OMITTED)

                                                    UNITED STATES
                                      U.S. CAN       CAN COMPANY       USC EUROPE                        U.S. CAN
                                     CORPORATION     (SUBSIDIARY     (NON-GUARANTOR                    CORPORATION
                                      (PARENT)       GUARANTOR)       SUBSIDIARY)      ELIMINATIONS    CONSOLIDATED
                                     -----------    -------------    --------------    ------------    ------------
NET SALES........................     $     --         $590,743         $79,051          $    --         $669,794
COST OF SALES....................           --          521,738          72,152               --          593,890
                                      --------         --------         -------          -------         --------
     Gross income................           --           69,005           6,899               --           75,904
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........           --           23,100           3,052               --           26,152
RESTRUCTURING PROVISION..........           --           35,012              --               --           35,012
                                      --------         --------         -------          -------         --------
     Operating income............           --           10,893           3,847               --           14,740
INTEREST EXPENSE ON BORROWINGS...           --           26,316           1,400               --           27,716
AMORTIZATION OF DEFERRED
  FINANCING COSTS................           --            1,369              --               --            1,369
OTHER (INCOME) EXPENSE...........           --            1,491              --               --            1,491
EQUITY EARNINGS FROM CONSOLIDATED
  SUBSIDIARIES...................      (22,695)           1,643              --           21,052               --
                                      --------         --------         -------          -------         --------
     Income (loss) from
       continuing operations
       before income tax.........      (22,695)         (16,640)          2,447           21,052          (15,836)
PROVISION FOR INCOME TAXES.......           --           (6,848)            804               --           (6,044)
                                      --------         --------         -------          -------         --------
     Income (loss) from
       continuing operations.....      (22,695)          (9,792)          1,643           21,052           (9,792)
                                      --------         --------         -------          -------         --------
DISCONTINUED OPERATIONS:
     Loss from discontinued
       operations................           --           (1,395)             --               --           (1,395)
     Loss on disposal of
       business..................           --          (11,508)             --               --          (11,508)
                                      --------         --------         -------          -------         --------
     Net income (loss)...........     $(22,695)        $(22,695)        $ 1,643          $21,052         $(22,695)
                                      ========         ========         =======          =======         ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE QUARTER ENDED OCTOBER 5, 1997
                                (000'S OMITTED)

                                                         UNITED STATES
                                            U.S. CAN      CAN COMPANY      USC EUROPE                      U.S. CAN
                                           CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                            (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                           -----------   -------------   --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES.....    $   --         $ 30,304        $ 13,096         $  --         $ 43,400
                                             ------         --------        --------         -----         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................        --          (34,568)         (5,510)           --          (40,078)
  Acquisition of businesses, net of
    cash.................................        --          (12,581)             --            --          (12,581)
  Changes in restricted cash.............        --            2,016              --            --            2,016
  Investment in subsidiaries.............      (450)              --              --           450               --
  Machinery repair parts usage, net......        --              122              --            --              122
                                             ------         --------        --------         -----         --------
  Net cash used in investing
    activities...........................      (450)         (45,011)         (5,510)          450          (50,521)
                                             ------         --------        --------         -----         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances........     1,631           22,262         (23,893)           --               --
  Issuance of common stock and exercise
    of stock options.....................       131               --              --            --              131
  Net borrowings under the revolving line
    of credit and changes in cash
    overdrafts...........................        --            7,786              --            --            7,786
  Borrowings of other long-term debt,
    including capital lease
    obligations..........................        --               31          26,135            --           26,166
  Payments of other long-term debt,
    including capital lease
    obligations..........................        --          (11,661)         (7,686)           --          (19,347)
  Payments of debt refinancing costs.....      (597)            (395)             --            --             (992)
  Capital contribution from parent.......        --              450              --          (450)              --
  Purchase of treasury stock, net........      (715)              --              --            --             (715)
                                             ------         --------        --------         -----         --------
         Net cash provided by financing
           activities....................       450           18,473          (5,444)         (450)          13,029
                                             ------         --------        --------         -----         --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH...................................        --               --          (6,682)           --           (6,682)
                                             ------         --------        --------         -----         --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS............................        --            3,766          (4,540)           --             (774)
CASH AND CASH EQUIVALENTS, beginning of
  period.................................        --              628           7,338            --            7,966
                                             ------         --------        --------         -----         --------
CASH AND CASH EQUIVALENTS, end of
  period.................................        --         $  4,394        $  2,798         $  --         $  7,192
                                             ======         ========        ========         =====         ========

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Federal securities laws. Such statements involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than any future results, performance or achievements expressed or implied in this release. By way of example and not limitation, known risks and uncertainties include the Company's ability to successfully integrate or improve the performance of acquired businesses, the timing and cost of plant start-ups and closures, the level of cost reduction achieved through restructuring, changes in market conditions or product demand, loss of important customers, competition and currency fluctuations. In light of these and other risks and uncertainties, the inclusion of a forward-looking statement in this Report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

Results of Operations

     In the third quarter, the Company established a restructuring provision of $35 million for plant closings and overhead cost reductions. As previously announced, the restructuring is expected to generate annual pretax savings of approximately $10 million. As part of the restructuring, the Company has announced the closing of its Racine, Wisconsin aerosol assembly plant, and the closing of its metal service facilities located in Alsip, Illinois and Baltimore, Maryland. A small specialty products plant in Northern California will also be closed, transferring its business to other existing facilities within the Company. In addition to these plant closures, other organizational changes have been implemented that are expected to reduce costs and increase efficiencies throughout the Company.

     The Company also elected to discontinue its steel pail business. This action resulted in an after-tax charge of $11.5 million. The steel pail operations were confined to a single plant in North Brunswick, New Jersey. The following comparisons exclude the impact of this business.

     For further details on the restructuring provision and the discontinued steel pail business, see Note (3) of the Notes to Condensed Consolidated Financial Statements.

  QUARTER ENDED OCTOBER 5, 1997, AS COMPARED TO QUARTER ENDED SEPTEMBER 29, 1996

     Net Sales

     Net sales for the quarterly period ended October 5, 1997, totaled $220.5 million, an increase of 17.4% over the corresponding period in 1996. Sales gains were the result of the Company's acquisition of USC Europe in September 1996, and modest growth in domestic aerosol, steel paint and oblong unit volumes. The USC Europe acquisition accounted for nearly 80% of the growth.

     Gross Income

     Gross income of $24.8 million for the third quarter of 1997 was up 3.1%, or $0.8 million, versus the third quarter of 1996. Gross margin decreased to 11.3% of net sales for the period from 12.8% in 1996. Competitive pricing pressure and increased steel costs were leading contributors to the margin decline. Plant start-up costs, primarily in Europe, also adversely impacted gross margins in the 1997 quarter.

     Operating Income

     Operating income for the 1997 quarter before the restructuring provision was $16.2 million versus $17.1 million in the third quarter of 1996. Lower gross margins in 1997 negatively impacted operating income. Selling, general, and administrative expenses, while remaining below 4% of net sales for the quarter, increased by $1.6 million primarily due to acquisitions.

     Including the impact of the restructuring provision, the Company reported an operating loss of $18.8 million in the third quarter of 1997. Due to the timing of the plant closings and other cost reduction actions included in the restructuring provision, no material benefit was realized in the third quarter 1997 results.

     Interest and Other Expenses

     Interest expense on borrowings increased by approximately $2.3 million in the third quarter of 1997 as compared to the same period in 1996, as a result of increased borrowing, primarily to finance the Company's previous acquisitions, and the refinancing of shorter term bank debt with a portion of the proceeds of the 10 1/8% Notes issued in October 1996.

     Net Income

     As a result of the factors described above, the 1997 third quarter result from continuing operations was a net loss of $17.8 million or $1.35 per share, versus net income of $5.4 million or $0.42 per share in the 1996 third quarter. The restructuring provision in the third quarter of 1997 had a negative after-tax effect of $21.0 million or $1.58 per share.

     Including the $12.0 million or $0.90 per share loss related to the discontinued steel pail business, the third quarter 1997 net loss was $29.8 million or $2.25 per share, versus 1996 net income of $4.6 million or $0.35 per share (including discontinued business loss of $0.9 million).

  NINE-MONTH PERIOD ENDED OCTOBER 5, 1997 VS. NINE-MONTH PERIOD ENDED SEPTEMBER 29, 1996

     Net Sales

     Net sales for the nine-month period ended October 5, 1997 totaled $669.8 million, an increase of 29.0% over the corresponding period in 1996. Sales gains for the year-to-date period reflect volume gained through acquisitions (83% of the increase) and modest growth in the Company's core business.

     Gross Income

     Gross income of $75.9 million for the first three quarters of 1997 was $6.5 million or 9.4% higher than gross income for the comparable period in 1996. Acquisitions were the primary reason for this increase. Gross margin decreased to 11.3% of net sales in the 1997 nine-month period from 13.4% of net sales for the corresponding period in 1996. Factors causing this margin compression were intensified price competition, increased steel prices, integration of lower margin acquisitions and plant start-ups in the U.S. and Europe.

     Operating Income

     Through the first three quarters of 1997, operating income before the restructuring provision was $49.7 million, representing a 1.9%, or $0.9 million, improvement versus the same period in 1996. Operating income as a percent of net sales declined to 7.4% versus 9.4% for the first nine months of 1996, due to lower gross margins. Selling, general and administrative expenses remained below 4% of net sales, on par with the comparable 1996 ratio.

     Including the third quarter restructuring provision of $35.0 million, 1997 nine-month operating income was $14.7 million.

     Interest and Other Expenses

     Interest expense on borrowing increased by approximately $8.2 million for the nine-months ended October 5, 1997, as compared to the corresponding period in 1996. The increase is a result of increased borrowing, primarily to finance the Company's acquisitions, and the refinancing of lower cost shorter term bank debt with a portion of the proceeds of the 10 1/8% Notes issued in October 1996.

     Net Income

     Through three quarters of 1997, the Company reported a $9.8 million or $.74 per share loss, including the effect of the third quarter restructuring provision. Net income for 1996 was $15.6 million or $1.20 per share. Competitive pricing, steel cost increases, and operational start-up costs, primarily in Europe, caused the income downturn from the prior year period.

     Including the $12.9 million or $.98 per share loss related to the discontinued steel pail business, the nine-month 1997 net loss was $22.7 million or $1.72 per share. Net income for 1996 was $14.0 million or $1.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements for operations, acquisitions and capital expenditures during the nine-month period ended October 5, 1997, were financed by internally generated cash flow and borrowings under the Company's revolving credit facilities. In late April of this year, the Company entered into the Credit Agreement, which amended and restated the 1994 Credit Agreement. The Company believes it has enhanced its financial condition by entering into the Credit Agreement. For a more detailed discussion of this agreement, see Note (5) of the Notes to Condensed Consolidated Financial Statements.

     Net cash from operations was approximately $25.9 million for the third quarter and $43.4 million for the first nine months of 1997, both increases from the comparable periods a year earlier. EBITDA, before restructuring, was $26 million for the third quarter and $79 million for the first nine months of 1997, both increases from the prior-year periods.

     As of November 10, 1997, U.S. Can had borrowings of $37.2 million outstanding under the Credit Agreement, $11.8 million in letters of credit had been issued pursuant thereto, and $61.0 million of unused credit remained available thereunder. U.S. Can's lenders under the Credit Agreement have waived certain covenant defaults for the third quarter of 1997 and agreed to amend the Credit Agreement in certain respects. See Note (5) of the Notes to Condensed Consolidated Financial Statements. As of October 5, 1997, U.S. Can was in compliance with all restrictive covenants of its other long-term debt agreements.

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

     The Company's long-term debt decreased by approximately $12 million from the quarter ended July 6, 1997, to the quarter ended October 5, 1997. The net cash proceeds of the proposed sale of U.S. Can Metal Services will also be used to reduce the Company's indebtedness.

     In December 1996, U.K. Can Ltd., an indirect wholly owned subsidiary of the Company, entered into (and U.S. Can guaranteed) a $30 million credit agreement with General Electric Capital Corporation, to finance the land, building and equipment comprising the Merthyr Tydfil aerosol can manufacturing facility, which also secures this credit agreement. Amounts outstanding under this credit agreement are approximately $27 million. No further borrowings are expected to be made under this credit agreement.

     In January 1997, U.S. Can acquired certain assets from O-I. The purchase price was funded by a borrowing under the 1994 Credit Agreement. See Note (2) of the unaudited Notes to Consolidated Financial Statements.

     The Company expects total capital expenditures in 1997 to be approximately $50-$55 million and total capital expenditures in 1998 to be less than $30 million.

     Management believes that cash flow from operations, amounts available under its credit facilities and proceeds from sales of assets should provide sufficient funds for the Company's short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. If future strategic acquisition opportunities arise, the Company would expect to finance them though some combination of cash, stock and/or debt financing.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                                                               INCORPORATION
    EXHIBIT                                                                    BY REFERENCE
    NUMBER                      DESCRIPTION OF DOCUMENT                       (IF APPLICABLE)
    -------                     -----------------------                       ---------------
      3.1     Restated Certificate of Incorporation of U.S. Can                    *4.3
              Corporation.................................................
      3.2     By-Laws of U.S. Can Corporation.............................         +4.1
     10.1     Salomon Brothers Indemnification Agreement dated July 9,
              1997........................................................
     10.2     Salomon Brothers Engagement Agreement dated September 3,
              1997........................................................
     10.3     Amendment No. 1 to Credit Agreement.........................
     27.1     Financial Data Schedule (EDGAR version only)................

-------------------------
* Previously filed with Registration Statement on Form S-3 of the Corporation, filed on June 1, 1994 (Registration No. 33-79556).

+ Previously filed with Registration Statement on Form S-8 of the Corporation, filed on March 23, 1994 (Registration No. 33-76742).

     (b) U.S. Can Corporation filed no reports on Form 8-K during the quarterly period ended October 5, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          U.S. CAN CORPORATION

Date: November 19, 1997                   By:   /s/ TIMOTHY W. STONICH
                                          --------------------------------------
                                                     Timothy W. Stonich
                                             Executive Vice President-Finance,
                                                Chief Financial Officer and
                                                          Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: November 19, 1997                         /s/ TIMOTHY W. STONICH
                                          --------------------------------------
                                                    Timothy W. Stonich
                                            Executive Vice President-Finance,
                                          Chief Financial Officer and Secretary