Form 10-K
period 1997-12-31
US CAN CORP
filed 1998-03-24
CIK 895726

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of U.S. Can Corporation was approximately $182,283,090.

As of February 28, 1998, 13,049,157 shares of Common Stock were outstanding.
                         ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of U.S. Can Corporation's 1998 Proxy Statement are incorporated in Part III hereof by reference.
================================================================================

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Business....................................................       4
Item 2.     Properties..................................................       9
Item 3.     Legal Proceedings...........................................      10
Item 4.     Submission of Matters to a Vote of Security Holders.........      11
PART II
Item 5.     Market for the Company's Common Equity and Related
            Stockholder Matters.........................................      11
Item 6.     Selected Financial Data.....................................      12
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      13
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................      21
Item 8.     Financial Statements and Supplementary Data.................      21
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................      52
PART III
Item 10.    Directors and Executive Officers of the Registrant..........      52
Item 11.    Executive Compensation......................................      52
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................      52
Item 13.    Certain Relationships and Related Transactions..............      52
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................      52

                    INCLUSION OF FORWARD-LOOKING INFORMATION

     CERTAIN STATEMENTS UNDER THE CAPTIONS "BUSINESS," "LEGAL PROCEEDINGS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT THAN ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED IN OR BY SUCH FORWARD-LOOKING STATEMENTS. BY WAY OF EXAMPLE AND NOT LIMITATION, KNOWN RISKS AND UNCERTAINTIES INCLUDE THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE OR IMPROVE THE PERFORMANCE OF ACQUIRED BUSINESSES, THE TIMING AND COST OF PLANT START-UPS AND CLOSURES, THE LEVEL OF COST REDUCTION ACHIEVED THROUGH RESTRUCTURING, CHANGES IN MARKET CONDITIONS OR PRODUCT DEMAND, LOSS OF IMPORTANT CUSTOMERS, COMPETITION AND CURRENCY FLUCTUATIONS. IN LIGHT OF THESE AND OTHER RISKS AND UNCERTAINTIES, THE INCLUSION OF A FORWARD-LOOKING STATEMENT IN THIS REPORT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY THAT ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS WILL BE ATTAINED.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     The Company is a leading manufacturer of steel and plastic containers for personal care, household, automotive, paint and industrial products in the United States and Europe. The Company's sales are generated by four major groups: (i) U.S. aerosol; (ii) European aerosol; (iii) U.S. paint, plastic and general line; and (iv) custom and specialty products. The Company believes it currently has the number one or two market share in the U.S. aerosol, European aerosol and U.S. paint, plastic and general line product groups. The Company conducts its principal business operations in the general packaging (non-food and non-beverage) segment of the metal container industry. The Company is a supplier to numerous large consumer products manufacturers in the United States and Europe, including The Sherwin-Williams Company, The Gillette Company ("Gillette"), ICI-Glidden, The Procter & Gamble Company, Reckitt & Coleman Inc., Henkel Kommanditgeselschaft and Elida Gibbs Faberge, a division of Unilever PLC.

Aerosol

     The Company is the leader in sales of aerosol cans in the United States, accounting for approximately 58% of all aerosol cans sold domestically in 1997. USC Europe produced approximately 26% of all steel aerosol cans sold in Europe in 1997 and was the second largest manufacturer of steel aerosol cans in Europe. Aerosol containers represent the Company's largest product line, accounting for approximately 60.2% of the Company's total net sales in 1997, and are used to package personal care, household, automotive, paint and various other products. The Company offers a wide range of aerosol containers in order to meet its customers' requirements, including stylized necked-in cans and barrier-pack cans used for products such as shaving gel.

     In March 1998, the Company acquired a 36.5% equity interest in Formametal S.A. ("Formametal"), an aerosol can manufacturing company located in the Province of Buenos Aires, Argentina for approximately $4.6 million. In connection with this investment, Formametal has agreed to purchase approximately $2.6 to $3.0 million of manufacturing equipment from the Company, and the Company has agreed to provide certain technical assistance to Formametal, in order to modernize and expand Formametal's manufacturing operations.

Paint, Plastic and General Line

     Paint, plastic and general line, the Company's second largest product grouping, accounted for approximately 27.2% of the Company's total net sales in 1997. This product group includes round cans for paint and coatings, oblong cans for products such as turpentine and charcoal lighter, and plastic pails and other containers for industrial and consumer products. Management estimates that U.S. Can is second in market share in the United States, on a unit volume basis, in steel round and general line containers. Management believes U.S. Can produced more than 40% of all steel round and general line containers sold in the United States during 1997.

Custom and Specialty Products

     The Company has a significant presence in the custom and specialty products market. Its product lines include a wide array of functional and decorative containers and tins, caps and closures, fitments and stampings, and collectible items such as metal trading cards and signs. Through the early 1997 acquisition of the Erie metal business from Owens-Illinois, the Company significantly increased its seamless container presence and supplemented its closure capabilities with the addition of the highly decorative unishell product line. Major customers in these two lines include Northern Labs and Meguiars, car wax companies which purchase seamless containers, and Avon and Carmex, consumer product firms which purchase unishell closures. Custom and specialty contributed sales of approximately $89 million or 12.0% of the Company's total net sales in 1997.

Restructuring Activities

     During the second half of 1997, the Company undertook a number of restructuring activities including the closure of four manufacturing facilities, certain asset divestitures and organizational changes. A number of factors contributed to these restructuring activities including the loss of S.C. Johnson & Son, Inc. ("S.C. Johnson") as an aerosol customer and increased manufacturing efficiency at other plants. The purposes of these restructuring activities include cost and debt reductions, as well as an emphasis on the Company's core product groups. As a result of these restructuring activities, the Company recorded pre-tax charges of $35.0 million and $14.7 million in the third and fourth quarters of 1997, respectively, sold its discontinued steel pail business in November 1997 and plans to sell its discontinued commercial metal services business.

     As part of these restructuring activities, the Company's aerosol assembly plant in Racine, Wisconsin, lithography centers in Alsip, Illinois and Sparrows Point, Maryland, and a custom and specialty plant in Vernalis, California have been or will be closed. In addition, the Company has sold the assets of the North Brunswick, New Jersey steel pail business and certain other non-core product lines, and expects to sell (i) the commercial metal services operations located in Chicago, Illinois; Trenton, New Jersey and Brookfield, Ohio (collectively, "Metal Services"), (ii) the Orlando, Florida machine engineering center ("OMEC") and (iii) certain other non-core product lines. During 1997, 1996 and 1995, the discontinued operations generated approximately 15.4%, 16.4% and 12.2%, respectively, of the Company's total net sales. The Company's reorganization activities also include reductions in the Company's salaried and hourly workforce.

     For more details on these restructuring activities, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Restructuring" and Note (3) of the Notes to Consolidated Financial Statements included elsewhere in this Report.

                                     SALES

     The Company's sales from continuing operations are derived from four major groups: (i) U.S. aerosol, (ii) European aerosol, (iii) U.S. paint, plastic and general line, and (iv) custom and specialty products. The following table sets forth the percentage of sales contributed by each of these groups for each of the last three fiscal years:

                                                                1995       1996       1997
                                                                ----       ----       ----
U.S. aerosol................................................    57.9%      54.5%      46.0%
European aerosol (acquired in late 1996)....................      --        5.1       14.2
U.S. paint, plastic and general line........................    29.6       28.2       27.2
Custom and specialty products, and other....................    12.5       12.2       12.6

                                   CUSTOMERS

     As of December 31, 1997, in the United States, the Company had approximately 7,500 customers for its products, as compared to approximately 9,000 and 6,600 customers as of December 31, 1996 and 1995, respectively. No single customer accounted for more than 10% of the Company's total net sales during 1997, 1996 or 1995.

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

     In the United States, U.S. Can markets its products primarily through a sales force comprised of inside and outside sales representatives. The sales force is comprised of five groups -- Aerosol Sales, Paint, Plastic and General Line Sales, Metal Services Sales, Custom and Specialty Sales and OMEC Sales. The Company expects to sell Metal Services and OMEC as part of its restructuring activities. In total, as of February 1, 1998, the Company had 47 outside sales representatives and 52 inside sales representatives working in the domestic market. USC Europe has eight inside sales representatives and eight outside sales representatives working in the U.K., France, Spain, Germany and Italy.

                                 RAW MATERIALS

     The Company's principal raw materials are tin-plated steel ("tin plate") and coatings and inks used to print its customers' designs and logos onto the tin plate. U.S. Can purchases tin plate principally from domestic steel manufacturers, with a minor portion purchased from Asian and European mills. Both U.S. Can and USC Europe primarily rely on local mills to satisfy their plants' tin plate requirements, but may also buy tin plate from other suppliers. Tin plate accounted for approximately 86% of U.S. Can's total domestic raw material purchases in 1997. Periodically, U.S. Can's major suppliers announce increases in prices for tin plate and, in October 1997, such suppliers announced an increase of 3% in the price of tin plate, effective January 1998. Historically, U.S. Can has been able to negotiate lower price increases than those announced by its major suppliers. However, there can be no assurance that U.S. Can will be successful in negotiating lower price increases with respect to future price increases. Many of U.S. Can's multi-year supply agreements with its customers permit it to pass through tin plate price increases and, in some cases, other raw material costs. However, historically, U.S. Can has not always been able to immediately offset increases in tin plate prices with price increases on its products.

     The Company believes that adequate quantities of tin plate will continue to be available from steel manufacturers. The individual suppliers of raw materials accounting for more than 10% of the total steel used by U.S. Can in 1997 were USX's U.S. Steel group, Weirton Steel Corporation and LTV Corporation. The percentage of total raw materials supplied to U.S. Can by each of these suppliers ranged from approximately 28% to 30% for the year ended December 31, 1997.

     Periodically, USC Europe's major suppliers have announced price increases for tin plate. USC Europe has on occasion been able to negotiate lower price increases than those announced by its major suppliers. However, there can be no assurance that USC Europe will be successful in negotiating lower price increases with respect to future price increases. Although supply agreements with customers often permit USC Europe to pass on announced raw material cost increases in the form of higher prices, USC Europe has not always been able to fully offset increases in tin plate prices.

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

     The Company's second largest raw material expense is for coatings and inks, which are used to print designs and logos onto the tin plate prior to assembly. Coatings and inks accounted for approximately 9% of U.S. Can's domestic raw material costs in fiscal year 1997 and are purchased from indigenous suppliers. Based on the ready availability of these materials in the past and the number of manufacturers which continue to make these products, management does not anticipate any lack of availability of coatings and inks in the foreseeable future.

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

                                     LABOR

     As of February 1, 1998, in the United States, the Company employed approximately 3,757 salaried and hourly employees. At that date, there were a total of 2,089 employees, or 56% of the Company's total workforce, who were members of various labor unions, including the United Steelworkers of America ("USWA"), the International Association of Machinists ("IAM"), Local 810 Steel, Metals, Alloys and Hardware Fabricators and Warehousemen, affiliated with the International Brotherhood of Teamsters (the "Teamsters"), the Sheet Metal Workers of America ("SMWA"), Graphic Communications International Union ("GCIU"), and the International Leather Goods, Plastic, Novelty and Service Workers Union ("ILGPNSWU"). Labor agreements with the IAM (covering approximately 36 employees) and with the GMP (covering approximately 75 employees), for the Wheeling, West Virginia plant, were ratified in March and August 1997, respectively. A new agreement with the USWA was entered into at the end of March 1997, covering approximately 62 employees at U.S. Can's Chicago Metal Services facility. In August 1997, the Company completed negotiations at its Burns Harbor, Indiana plant with the GCIU for the renewal of the labor agreement for approximately 48 employees. In December 1997, the labor agreement with the GCIU covering approximately 147 employees at the Weirton, West Virginia plant was extended to February 15, 2002. The Company has also concluded negotiations to discontinue its operations at its Midwest Litho Center in Alsip, Illinois, involving the Teamster's unit of approximately 72 employees; the Racine, Wisconsin plant involving the IAM's unit of approximately 75 employees; and the Sparrows Point, Maryland plant with the USWA covering approximately 81 employees.

     USC Europe employed approximately 721 people at the end of 1997. The workforce is skilled and committed, as demonstrated over the last six years by increasing productivity and very limited work stoppage due to labor disputes. In line with common European practices, all plants are unionized. Labor relations are excellent at all plants. Each of the USC Europe plants is managed by an experienced management team, comprised of, in most cases, a general manager, plant manager, sales manager and finance manager.

     The Company has followed a labor strategy designed to enhance its flexibility and productivity through constructive relations with its employees and collective bargaining units. Elements of this strategy have included implementation of flexible staff schedules, plant-level profit sharing plans and plants staffed entirely by salaried workers. Management believes the 401(k) plan first negotiated at U.S. Can's Elgin, Illinois plant is unique in the packaging industry and provides incentives for local performance, while reducing the Company's exposure to defined benefit plan costs traditionally bargained for by unions. Currently, unionized workers at nine domestic plants are included in this plan. In 1997, the ILGPNSWU unit at Newnan, Georgia, the GCIU unit at Burns Harbor, Indiana, the USWA unit at Chicago Metal Services and employees of the Alliance, Ohio plant were included in this plan.

     Management believes the Company and its employees have benefited from dealing directly with local unions in order to tailor their contracts to local employee issues. In the future, management intends to negotiate separately with the unions at acquired plants to reach individual site contracts with the respective local unions. This policy has the effect of staggering renewal negotiations with the various bargaining units.

Management believes the Company's relations with its employees and their collective bargaining units are generally good, as evidenced by the fact that the Company has had only two work stoppages in its history -- a five-day work stoppage at the Horsham, Pennsylvania, facility in November, 1992, and a one-day work stoppage at the now-closed San Leandro, California, facility in June, 1988.

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

     Competition has increased in the general packaging industry as a result of mature markets, customer consolidations and consolidation within the container industry. In steel aerosol containers, U.S. Can competes primarily with Crown, Cork & Seal ("Crown") and BWAY Corporation. Crown is larger and has greater financial resources than the Company. USC Europe competes in the steel aerosol market with Crown, Impress, Staehle, and a group of other smaller regional producers. Domestically, U.S. Can also competes with Advanced Monobloc and two other smaller firms which manufacture aluminum aerosol containers. In Europe, USC Europe competes with aluminum aerosol container manufacturers, Alusuisse-Lonza Holding AG/Boxal and Pechiney International, S.A./Cebal.

     In paint and general line, the Company competes primarily with BWAY Corporation and one smaller, private firm. The Company's products also face competition from aluminum, glass and plastic containers. In 1995, the Company entered the plastic container line through the acquisition of Plastite Corporation ("Plastite"). In 1996, the Company expanded its plastics operations by acquiring three related plastic molding firms (the "CPI Group"). Major plastic container competitors include Berry Plastics, Letica, Plastican, Nampac and Norton.

     Because shipping costs associated with the delivery of cans from outside major geographical markets would add a significant additional component of cost, the industry has historically had relatively little competition from manufacturers outside these markets. Management believes that this condition is unlikely to change in the foreseeable future. Management also believes that, due to the substantial transportation costs involved in shipping empty cans over long distances, its large number of facilities and their strategic locations near customers are a major competitive advantage.

     Management believes that the following factors benefit the Company from a competitive standpoint: (i) reputation for quality and service; (ii) strategically located manufacturing facilities and a strong sales force; (iii) substantial capital investment in new technology such as necked-in and barrier package designs, high-speed presses and assembly equipment, and computer-controlled lithography; (iv) quality control systems, including statistical process control and electronic "vision" error detection; (v) breadth of product line; (vi) in-house decorating and lithography capacity; and (vii) a successful labor strategy.

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

ITEM 2. PROPERTIES

     The Company has 35 manufacturing facilities located in 12 states in the U.S. and in five countries abroad, many of which are strategically positioned near principal customers and suppliers. In Europe, USC Europe has production locations in the five largest regional markets, including the United Kingdom, France, Spain, Italy and Germany. The following table sets forth certain information with respect to these plants as of February 28, 1997.

        LOCATION               SIZE         STATUS                       FUNCTION
        --------               ----         ------                       --------
UNITED STATES
Elgin, IL...............  481,346 sq. ft.    Owned      Manufacture and assembly of a full range of
                                                        aerosol cans, round gallons and oblong cans
                                                        of all sizes; Technical Center.
Chicago, IL.............  266,269 sq. ft.    Owned      Steel slitting and shearing, coating and
                                                        lithography.
Tallapoosa, GA..........  228,080 sq. ft.    Owned      Manufacture and assembly of a full range of
                                                        aerosol cans and round gallons.
Commerce, CA............  215,860 sq. ft.   Leased      Manufacture and assembly of aerosol cans,
                                                        oblong cans and round quarts and gallons.
Sparrows Point, MD*.....  211,670 sq. ft.   Leased      Steel shearing, coating and lithography.
Glen Dale, WV...........  210,000 sq. ft.    Owned      Manufacture of metal caps and closures, and
                                                        custom and specialty products.
Burns Harbor, IN........  190,000 sq. ft.   Leased      Steel shearing, coating and lithography.
Hubbard, OH.............  174,970 sq. ft.    Owned      Manufacture and assembly of a full range of
                                                        round and general line cans.
Baltimore, MD...........  150,000 sq. ft.   Leased      Assembly of round cans.
Horsham, PA.............  132,000 sq. ft.    Owned      Assembly of aerosol cans and manufacture of
                                                        ends.
Racine, WI*.............  130,000 sq. ft.    Owned      Assembly of aerosol cans.
Brookfield, OH..........  129,900 sq. ft.   Leased      Steel slitting, shearing and processing.
Green Bay, WI...........  127,000 sq. ft.   Leased      Assembly of aerosol cans.
Baltimore, MD (Steeltin
  Plant)................  123,000 sq. ft.    Owned      Assembly of specialty cans.
Columbiana, OH..........  121,000 sq. ft.   Leased      Manufacture of custom and specialty
                                                        products.
Morrow, GA..............  110,160 sq. ft.   Leased      Manufacture of plastic containers.
Weirton, WV.............  108,000 sq. ft.   Leased      Steel shearing, coating and lithography.
Danville, IL(1).........  100,000 sq. ft.    Owned      Assembly of aerosol cans and manufacture of
                                                        ends.
Trenton, NJ.............   98,700 sq. ft.   Leased      Steel shearing, coating and lithography.
Newnan, GA..............   95,000 sq. ft.   Leased      Manufacture of plastic pails and other
                                                        products.
Fern Park, FL...........   90,081 sq. ft.   Leased      Manufacture and overhaul of packaging
                                                        equipment and parts.
Dallas, TX..............   87,000 sq. ft.    Owned      Manufacture of round cans.
Vernalis, CA*...........   74,000 sq. ft.   Leased      Manufacture of custom and specialty
                                                        containers.
Alsip, IL...............   64,349 sq. ft.   Leased      Assembly of round flat-top and screw-neck
                                                        cans.
Warren, OH..............   58,000 sq. ft.   Leased      Coating and lithography.
Alliance, OH............   52,000 sq. ft.   Leased      Manufacture of plastic products.
Baltimore, MD (Columbia
  Specialty)............   45,000 sq. ft.   Leased      Manufacture of specialty tins and
                                                        components.
New Castle, PA..........   22,750 sq. ft.    Owned      Coating and lithography.
Tallapoosa, GA..........   21,400 sq. ft.    Owned      Sporri Development Center; assembly of a
                                                        variety of specialty cans, including
                                                        small-size aerosol cans.
EUROPE
Merthyr Tydfil, UK......  320,000 sq. ft.   Leased(2)   Manufacture and assembly of aerosol cans.
Southall, UK............  253,000 sq. ft.    Owned      Manufacture and assembly of aerosol cans.
Laon, France............  220,000 sq. ft.    Owned(3)   Manufacture and assembly of aerosol cans.

        LOCATION               SIZE         STATUS                       FUNCTION
        --------               ----         ------                       --------
Reus, Spain.............  182,250 sq. ft.    Owned      Manufacture and assembly of aerosol cans.
Voghera, Italy..........   45,200 sq. ft.   Leased      Assembly of aerosol cans.
Schwedt, Germany........   35,500 sq. ft.   Leased      Assembly of aerosol cans.

-------------------------
 * These facilities are in the process of being closed due to the Company's restructuring activities and are expected to be sold or sublet.

(1) Subject to a mortgage in favor of The First National Bank of Danville.

(2) The property at Merthyr Tydfil is subject to a 999-year lease with a pre-paid option to buy which becomes exercisable in January 2007. Up to that time, the landowner may require the Company to purchase the property for a payment of 1L British Sterling.

(3) Subject to a mortgage in favor of Societe Generale.

     Currently, the Company's facility at Merthyr Tydfil is subject to a pledge of the leasehold interests and personal property located thereon to secure amounts outstanding under a credit agreement entered into with General Electric Capital Corporation.

     In addition to its manufacturing facilities, the Company owns approximately 22 acres of undeveloped land in Raeford, North Carolina; leases 37,734 square feet of office space in Oak Brook, Illinois to house its corporate headquarters; leases approximately 102,400 square feet of office and warehouse space in Baltimore, Maryland to house a custom and specialty sales office and distribution center; and owns a 145,000 square-foot building in Baltimore, Maryland, where Alltrista Metal Services ("AMS") conducted metal service operations. The Company has agreed to sublet approximately 58,200 square feet of office and warehouse space in Saddle Brook, New Jersey, and expects to sell or lease a former manufacturing facility also located in Saddle Brook.

     Management believes the Company's facilities are adequate for its present needs and that its properties are generally in good condition, well-maintained and suitable for their intended use. All of the manufacturing plants described in the table above are operating in regular service with one or more shifts per day. The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in a number of legal proceedings arising in the ordinary course of business consistent with past experiences. Management does not believe that these proceedings will have a material adverse effect on the business or financial condition of the Company either individually or in the aggregate. In addition, the Company is involved in the following matters.

     The groundwater in San Leandro, California, formerly a site of one of the Company's can assembly facilities, is contaminated at shallow and intermediate depths, and the area of concern partially extends to the groundwater below the facility formerly owned by the Company. In connection with sales in 1994 and 1995 of land on which this facility was located, the Company agreed to indemnify the purchaser against environmental claims related to the Company's ownership of the property. In April 1996, the California Department of Toxic Substances Control ("CDTSC") issued an order to certain past and present owners of this facility, including U.S. Can, directing such owners to conduct remediation activities at this site. No specific form of remediation was indicated. Consultants retained by the Company to evaluate the site concluded that the Company's operations had not impacted the groundwater at this site and that the contamination detected at this site resulted from migration from off-site, upgradient sources. However, in January 1998, the CDTSC informed the Company that it disagrees with these conclusions and wants the Company to conduct extensive additional testing. With the CDTSC's consent, the Company is preparing an appeal to the CDTSC Director. To date, there has been no resolution of this matter between the Company and the CDTSC, although discussions are ongoing. There can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order and remediation at the site.

     The National Labor Relations Board ("NLRB") has issued a decision finding the Company in violation of certain sections of the National Labor Relations Act as a result of the Company's closure of certain facilities in 1991 and failure to offer inter-plant job opportunities to affected employees. The Company has appealed to an Administrative Law Judge of the NLRB and is awaiting a decision. Management does not believe that the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

     For a discussion of Superfund sites in the U.S., see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Environmental Matters."

     The litigation between U.S. Can and Continental Holdings Inc. concerning U.S. Can's 1987 acquisition of the general packaging business of Continental Can Company, USA, Inc. has been settled by the exchange of mutual releases and dismissal of all litigation with prejudice, without payment of any monies by either party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                        MARKET PRICE AND DIVIDEND POLICY

     U.S. Can Corporation's common stock, par value $0.01 per share (the "Common Stock"), has been listed on the New York Stock Exchange since April 7, 1995, trading under the symbol "USC." Prior to that time, the Common Stock was included in the Nasdaq National Market under the trading symbol "USCN." The table below sets forth the high and low bid information for the Common Stock for each quarter of 1996 and 1997.

                          QUARTER                             HIGH       LOW
                          -------                             ----       ---
First quarter, 1996........................................  $17.375   $13.250
Second quarter, 1996.......................................   18.250    16.125
Third quarter, 1996........................................   16.375    14.500
Fourth quarter, 1996.......................................   17.250    15.250
First quarter, 1997........................................   17.750    14.500
Second quarter, 1997.......................................   17.250    14.000
Third quarter, 1997........................................   17.375    12.875
Fourth quarter, 1997.......................................   18.750    15.750

     As of February 28, 1998, there were 637 record holders of the Common Stock. No cash dividends have been declared on the Common Stock by U.S. Can Corporation during 1996 or 1997, and U.S. Can Corporation has no intention to pay cash dividends in the foreseeable future. There are restrictions under U.S. Can's credit agreements on the ability of U.S. Can to transfer funds to U.S. Can Corporation in the form of cash dividends, loans or advances, and U.S. Can Corporation's ability to pay dividends, that currently limit U.S. Can Corporation's ability to pay cash dividends and are likely to limit the future payment of dividends on the Common Stock.

                        SALES OF UNREGISTERED SECURITIES

     In February 1997, 270,000 shares of restricted Common Stock were awarded to officers of the Company, as compensation. In June 1997, 62,000 shares of restricted Common Stock were awarded to officers of the Company and U.S. Can, as compensation. In October 1997, 3,101 shares of restricted Common Stock were awarded to outside directors of the Company, in lieu of part of these directors' annual retainer. In December 1997, 15,000 shares of restricted Common Stock were awarded to an executive officer of U.S. Can, as compensation. Each of these awards was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data has been derived from the Company's consolidated financial statements and should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto, for the years ended December 31, 1995, 1996 and 1997, contained in Item 8 of this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Report.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1993        1994        1995        1996        1997
                                                ----        ----        ----        ----        ----
                                               (000'S OMITTED, EXCEPT PER SHARE DATA AND PERCENTAGES)
OPERATING DATA:
Net sales.................................    $440,595    $532,652    $549,758    $636,535    $738,933
Cost of sales.............................     377,968     451,684     476,877     543,438     647,719
                                              --------    --------    --------    --------    --------
  Gross income............................      62,627      80,968      72,881      93,097      91,214
Selling, general and administrative
  expenses................................      19,818      24,087      26,214      27,816      32,421
Special charges(a)........................          --          --       8,000          --      49,660
                                              --------    --------    --------    --------    --------
  Operating income........................      42,809      56,881      38,667      65,281       9,133
Interest expense on borrowings............      19,576      21,830      24,513      28,387      36,867
Amortization of deferred financing
  costs...................................       1,052       1,307       1,543       1,518       1,738
Consolidation expense.....................         622         463         327          --          --
Other expense.............................         648       1,117       1,349       1,468       1,851
                                              --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes, minority interest
  and extraordinary item..................      20,911      32,164      10,935      33,908     (31,323)
Provision (benefit) for income taxes......       9,018      13,474       4,826      14,184     (11,863)
                                              --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before minority interest and
  extraordinary item......................      11,893      18,690       6,109      19,724     (19,460)
Minority interest(b)......................        (608)         --          --          --          --
                                              --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before extraordinary item...............      11,285      18,690       6,109      19,724     (19,460)
Discontinued operations, net of income
  taxes(c)
  Net loss from discontinued operations...        (361)       (120)     (2,170)     (2,723)       (159)
  Net loss on sale of businesses..........          --          --          --          --     (12,413)
Extraordinary item -- loss from early
  extinguishment of debt, net of income
  taxes...................................      (3,402)         --          --      (5,250)         --
                                              --------    --------    --------    --------    --------
Net income (loss).........................    $  7,522    $ 18,570    $  3,939    $ 11,751    $(32,032)
                                              --------    --------    --------    --------    --------
DILUTED PER SHARE DATA(D):
Income (loss) from continuing operations
  before extraordinary item...............    $   1.23    $   1.74    $   0.48    $   1.51    $  (1.49)
Extraordinary item........................       (0.37)         --          --       (0.40)         --
Discontinued operations...................       (0.04)      (0.01)      (0.17)      (0.21)      (0.96)
                                              --------    --------    --------    --------    --------
Net income (loss).........................    $   0.82    $   1.73    $   0.31    $   0.90    $  (2.45)
                                              --------    --------    --------    --------    --------
Weighted averages shares outstanding
  (000's).................................       9,212      10,714      12,839      13,090      13,048
                                              --------    --------    --------    --------    --------
OTHER DATA:
Capital expenditures......................    $ 22,010    $ 32,516    $ 31,379    $ 48,630    $ 54,030
Gross margin..............................       14.2%       15.2%       13.3%       14.6%       12.3%
Operating margin..........................        9.7%       10.7%        7.0%       10.2%        1.2%

                                                                 AS OF DECEMBER 31,
                                              --------------------------------------------------------
                                                1993        1994        1995        1996        1997
                                                ----        ----        ----        ----        ----
                                                                  (000'S OMITTED)
BALANCE SHEET DATA:
Current assets............................    $ 99,551    $134,279    $147,185    $232,564    $230,619
Total assets..............................     306,588     400,724     455,436     643,616     633,704
Current liabilities.......................      70,171      95,475      98,237     126,934     149,848
Total debt (including current
  maturities).............................     182,822     200,646     244,576     375,810     376,141
Total stockholders' equity (deficit)
  (e).....................................      18,509      74,910      81,827      96,785      62,313

-------------------------
(a) The Company recorded a pretax charge of approximately $8.0 million in the fourth quarter of 1995 related to actions taken to reduce overhead and to eliminate redundant manufacturing capacity. In 1997, the Company committed to significant business and operational realignments that resulted in a pre-tax restructuring provision of $49.7 million. The restructuring includes the closure of several of the Company's domestic facilities and a significant work force reduction. See Note 3 of the "Notes to Consolidated Financial Statements."

(b) Minority interest represents participation of the former holder of U.S. Can's Class 1 Preferred Stock, by virtue of its accretion right, in the earnings of U.S. Can. All remaining shares of Class 1 Preferred Stock were redeemed in connection with the Company's initial public equity offering in March 1993.

(c) In 1997, the Company sold its steel pail business and committed to a plan to sell its commercial Metal Services business. In aggregate, the Company provided for a $12.4 million after tax loss on the sale of these two businesses, primarily representing the excess of recorded carrying value over the anticipated net sales proceeds for the net assets to be sold in the dispositions. See Note 3 of the "Notes to Consolidated Financial Statements."

(d) Dilutive net income (loss) per common share amounts are computed by dividing net income applicable to common stock (computed as net income (loss) less dividends earned during the period on the Company's preferred stock and accretion on the Company's redeemable warrants, such stock and warrants outstanding only through March 1993) by the weighted average common shares and common equivalent shares outstanding during the periods. Such average shares include common shares outstanding and common shares subject to outstanding dilutive stock options and stock purchase warrants.

(e) The significant increases in stockholders' equity in 1994 was primarily due to the Company's equity offering in November 1994, which resulted in a net increase of $34.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since 1995, the Company has made a number of acquisitions. In 1995, the Company acquired the stock of Plastite, Hunter Container Corporation ("Hunter") and Metal Litho International and the assets of related partnerships ("MLI"), as well as certain assets of Prospect Industries Corporation ("Prospect"). The Company sold the assets and operations formerly owned by Prospect in November 1997. In April 1996, the Company acquired the assets of AMS. The stock of the CPI Group and the stock and assets of USC Europe were acquired in August 1996 and September 1996, respectively. The former MLI and AMS operations have been reclassified as discontinued operations in the financial statements included elsewhere in this Report and are included in Metal Services, which the Company is actively attempting to sell.

                             RESULTS OF OPERATIONS

     In the third quarter, the Company established a restructuring provision of $35 million for plant closings and overhead cost reductions. In the fourth quarter, the Company, at the direction of its Board of Directors, employed the assistance of external business consultants to review operations and explore other avenues for enhancing shareholder value. As a result of this review, the Company established another restructuring provision of $14.7 million primarily to include further personnel reductions and the reduction of asset value associated with equipment used in the businesses the Company has exited or is in the process of exiting.

     The key components of the restructurings include closure of the Racine, Wisconsin aerosol assembly plant, the Midwest Litho center in Alsip, Illinois, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California; a writedown to estimated proceeds of the sale of the Orlando, Florida machine shop plant and the Baltimore, Maryland specialty and paint distribution business; and organizational changes designed to reduce general overhead. In July, S.C. Johnson, a major aerosol can customer and principal customer of the Racine plant, awarded all of its global aerosol business to a single supplier which is a U.S. Can competitor. Approximately $35 million of annual sales will be affected due to the loss of this customer. Closure of the two litho plants and Racine assembly plant is due to the loss of the S.C. Johnson business and increased efficiencies at other plants. The custom and specialty business of the California plant will be transferred to other locations.

     As part of the business and operational realignments, the Company has sold its steel pail business. After the 1995 consolidation of the Saddle Brook operation, the Company's steel pail business was conducted entirely from its North Brunswick, New Jersey facility. Substantially all of the assets of this business were sold in November 1997 for $1.4 million plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business through October 5, were approximately $19 million. In addition, the Company is actively seeking to sell Metal Services. Metal Services includes two plants in Chicago, Illinois, one plant in each of Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997, 1996 and 1995 revenues from these operations were $116 million, $101 million, and $64 million (excluding intra-Company sales which are expected to be continued by the buyer and including third-party sales from the closed Midwest Litho plant, which (other than sales to S.C. Johnson) have been transferred to other Metal Services plants). The Company anticipates that the sale of Metal Services will be completed in 1998.

     In aggregate, the Company provided for a $16.0 million ($12.4 million after income taxes) loss on the sale of these two businesses, primarily representing the excess of recorded carrying value over the anticipated aggregate net sales proceeds for the net assets to be sold in the dispositions. As of December 31, 1997, the net assets of Metal Services, excluding the discontinued operations reserve, included net current assets of approximately $16.0 million and net other assets of approximately $29.4 million.

     The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no formal plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

     For further details on the restructuring provisions and the discontinued operations, see Note (3) of the Notes to Consolidated Financial Statements.

     The following comparisons exclude the impact of the steel pail and metal services businesses.

YEAR ENDED DECEMBER 31, 1997, AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales

     Net sales for the year ended December 31, 1997 were $738.9 million, an increase of 16% over the corresponding period in 1996. Sales gains were the result of the Company's acquisition of USC Europe in September 1996, and modest growth in domestic steel paint and oblong unit volumes. The USC Europe acquisition accounted for nearly 71% of the total year-to-year increase.

Gross Income

     Gross income of $91.2 million was down $1.9 million or 2% from 1996. Gross margin declined to 12.3% in 1997 versus 14.6% in 1996. Competitive pricing pressure and increased steel costs compressed margins. Plant start-up costs, primarily in Europe, also adversely impacted gross income in 1997.

Operating Income

     Operating income in 1997 before the restructuring provision was $58.8 million versus $65.3 million last year. Lower gross margins adversely impacted 1997 operating income. Selling, general, and administrative expenses remained flat at 4.3% of net sales through 1996 and 1997.

     Including the impact of the $49.7 million restructuring provision, the Company reported operating income of $9.1 million for 1997. Due to the timing of the plant closings and other cost reduction actions included in the restructuring provision, no material benefit was realized in the 1997 results.

Interest and Other Expenses

     Interest expense on borrowings increased $8.5 million in 1997 as compared to 1996, due to increased borrowing, primarily to finance the Company's acquisition of USC Europe, and the refinancing of shorter-term, lower-rate bank debt with a portion of the proceeds of the 10 1/8% Notes issued in October 1996. Other expenses were flat year-to-year as a percent of net sales.

Net Income (Loss)

     Net loss from continuing operations in 1997 was $19.5 million or $1.49 per share, versus net income of $19.7 million or $1.51 per share in 1996. The restructuring provision recorded in 1997 had a negative after-tax effect of $29.7 million or $2.27 per share.

     Including the $10.4 million, or $0.80 per share, loss related to the divested steel pail business, and the $2.1 million or $0.16 per share loss on the discontinued metal service business, net loss for 1997 was $32.0 million or $2.45 per share, versus 1996 net income of $11.8 million or $0.90 per share (including discontinued operations loss of $2.7 million and extraordinary loss on debt extinguishment of $5.2 million after-tax).

YEAR ENDED DECEMBER 31, 1996, AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net Sales

     Net sales for the year ended December 31, 1996 totaled $636.5 million, an increase of 15.7% over the corresponding period in 1995. Companies acquired by U.S. Can during the first three quarters of 1996, including USC Europe, added approximately $45.4 million to sales in 1996. The Company has also realized additional sales as a result of the Plastite and Hunter acquisitions in 1995 and the CPI Group and USC Europe acquisitions in 1996. Sales gains for the year also reflect volume growth in substantially all of the Company's products.

Gross Income

     Gross income of $93.1 million for 1996 was $20.2 million, or 27.7%, higher than gross income for 1995. The 1996 acquisitions were the primary reason for this increase. Volume gains in 1996 with stable costs contributed to improved performance. Gross margin increased to 14.6% of net sales in 1996 from 13.3% of net sales in 1995 despite a significant advance purchase of steel in late 1994 which resulted in the Company not realizing the full impact of the 1995 steel price increase in the first quarter of 1995. In 1995, margins, as well as sales, were negatively impacted by weak second half demand. In 1996, the fourth quarter and full year were impacted by the somewhat lower margins of acquired businesses and seasonality of the new European operations. However, these were more than offset by improved sales and margins in core operations.

Operating Income

     The Company's operating income of $65.3 million for 1996 was $26.6 million, or 68.8%, higher than operating income for 1995. Income was favorably impacted by increased sales, improved margins and the effect of an overhead reduction program begun in late 1995. Operating income as a percent of net sales was 10.2% for 1996 as compared to 7.0% for 1995. The Company experienced an increase in selling, general and administrative expenses during 1996, primarily due to acquisitions. However, these expenses as a percent of net sales decreased from 4.8% of net sales in 1995 to 4.3% of net sales in 1996.

Interest and Other Expenses

     Interest expense on borrowings increased by approximately $3.9 million in 1996 as compared to 1995. The increase is a result of increased borrowing, primarily to finance the Company's acquisitions and the refinancing of shorter term bank debt with a portion of the proceeds of the 10 1/8% $275 million note issue in October 1996. Amortization of deferred financing costs and other expense remained flat in 1996 as compared to 1995. The Company believes more permanent long-term capital is the most appropriate means to finance acquisitions, and, accordingly, issued the Notes to repay short-term acquisition debt, in addition to the 13 1/2% Notes. As a result, repayment of lower cost, shorter term debt with the Note proceeds has generated somewhat higher interest expense even though a portion of the proceeds was used to redeem higher cost
13 1/2% Notes.

Net Income

     For 1996, income before discontinued operations and extraordinary item was $19.7 million, more than three times the $6.1 million reported in 1995. During 1996, the Company redeemed its 13 1/2% Notes with the proceeds from the issuance of the 10 1/8% Notes. The early extinguishment of the 13 1/2% Notes resulted in an extraordinary charge of $5.2 million (net of income taxes of $3.5 million) primarily representing a prepayment premium and the write off of related unamortized deferred financing costs. Earnings per share before discontinued operations and extraordinary item were $1.51 for the year. Final net income was $11.8 million ($0.90 per share) in 1996 compared to net income of $3.9 million ($0.31 per share) in 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

     During the last three fiscal years, the Company has met its liquidity needs primarily through internally generated cash flows, borrowings under its credit lines and proceeds of securities offerings. Principal liquidity needs have included operations, repayment of indebtedness and related interest, capital expenditures and acquisitions. Cash flow from operations has increased from $24.8 million in 1995 to $30.1 million in 1996 and $64.4 million in 1997, primarily due to improved working capital management in 1997. 1997 results also include $5.7 million of payments related to the Company's recent restructuring activities, including costs related to its discontinued operations. The Company anticipates spending another $12.5 million of such costs in 1998. The remainder of the restructuring provision primarily consists of non-cash items associated with the write off of assets.

     On October 17, 1996, U.S. Can Corporation issued $275 million of 10 1/8% Notes in a private placement. Of the $268.1 million net proceeds to the Company from the issuance, (i) approximately $109.7 million was deposited in an escrow account and used to redeem U.S. Can's 13 1/2% Notes on January 15, 1997, and pay the remaining interest thereon; (ii) approximately $67.3 million of the net proceeds was used to retire acquisition-related borrowings; and (iii) approximately $91.1 million of the net proceeds was used to repay a portion of the borrowings outstanding under the Company's working capital line. In March 1997, the Company completed a registered exchange of the private Notes for freely transferable Exchange Notes (the "Exchange Offer"). All of the Notes were tendered in the Exchange Offer and, as a result, only the Exchange Notes remain outstanding.

     In April 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), providing a $110 million revolving credit facility (the "Revolving Credit Facility"). In February 1998, the Revolving Credit Facility was reduced to $80 million. Obligations under the Credit Agreement are secured by U.S. Can's domestic accounts receivable and inventory. Funds available under the Revolving Credit Facility may be used for general corporate purposes (including ongoing working capital needs and funds for permitted acquisitions). The Credit Agreement has a five-year maturity and amended and restated the April 1994 credit agreement (the "1994 Credit Agreement"). The Credit Agreement permits the Company to borrow funds available under the Revolving Credit Facility in U.S.

Dollars, British Pounds or French Francs. The weighted average interest rate on this indebtedness at December 31, 1997 was 6.7%.

     As of December 31, 1997, the Company's total debt was approximately $378.4 million and scheduled principal payments (excluding principal due on the Revolving Credit Facility) were approximately $9.5 million, $9.0 million, $6.0 million, $7.7 million and $40.4 million for the years 1998, 1999, 2000, 2001 and 2002, respectively. As of March 18, 1998, U.S. Can had borrowings of $23.9 million outstanding under the Credit Agreement, $12.5 million in letters of credit had been issued pursuant thereto and $43.6 million of unused credit remained available thereunder.

     Primarily as a result of the 1997 special charges and discontinued operations, the Company failed to comply with certain financial ratios, including total leverage, maximum domestic leverage and interest coverage, during the year and at year end. The Company obtained permanent waivers from the appropriate lenders and the Company and such lenders have amended the Credit Agreement to better reflect the Company's current configuration and expected operating results. The Company expects to remain in compliance with the amended financial ratios in the Credit Agreement through 1998. As of December 31, 1997, U.S. Can was in compliance with the Credit Agreement and its other long-term debt agreements.

     The Company's capital expenditures totaled $54.0 million in 1997, $48.6 million in 1996 and $31.4 million in 1995. Of the total capital expenditures in 1997 and 1996, approximately $30 million relates to the start-up of the Merthyr Tydfil, UK plant. In each year, these capital expenditures also included investments in new can production lines, paint can line enhancements, advanced lithography technology and computer integrated manufacturing, to increase manufacturing capacity, reduce changeover times and improve productivity. The Company has also invested capital in plant expansions and the installation of state-of-the-art end-making presses and automated packaging equipment.

     The Company expects to spend approximately $100 to $150 million on capital expenditures during the five years commencing in 1998, in an amount of approximately $20 million in 1998 and in roughly equal amounts of approximately $20.0 to $32.5 million in each year thereafter. The Company makes capital expenditures principally for improvements in the productivity and quality of lithography operations, continued technological enhancement of existing equipment, automation of existing processes, computer-integrated manufacturing techniques, quality and service improvements, facility expansion, and, if necessary to meet demand, additional can-making capacity. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

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

     In April and June 1996, the Company acquired from Alltrista Corporation ("Alltrista") for approximately $14.4 million and the assumption of a $0.5 million liability substantially all of the assets (other than steel inventory) of Alltrista Metal Services ("AMS"), a division of Alltrista. In June 1996, the Company purchased AMS's remaining inventory for $8 million. The acquisitions were financed with borrowings under

U.S. Can's revolving line of credit. In July of 1996, the Company discontinued operations at two of the former AMS plants.

     In August 1996, the Company completed the acquisition of all of the outstanding stock of three related companies, CPI Plastics, Inc., CP Ohio, Inc. and CP Illinois, Inc. (collectively, the "CPI Group"), engaged in manufacturing molded plastic drums and pails, and poultry products. The Company paid approximately $15.1 million in cash to the stockholders of the CPI Group at closing. In addition, U.S. Can has made contingent payments, based upon the CPI Group's financial performance during 1996 and 1997, aggregating $1.0 million. This acquisition was financed with borrowings under a special acquisition line of credit provided to U.S. Can by its senior lenders.

     In September 1996, the Company completed the acquisition of a portion of Crown Cork & Seal Company, Inc.'s ("Crown's") European aerosol can businesses ("USC Europe") for $48.3 million, in addition to the assumption debt of $5.8 million. This acquisition included manufacturing operations in the United Kingdom, France, Spain and Germany and the aerosol can manufacturing equipment and assets from a Crown facility in Italy. The companies acquired and established in connection with the USC Europe acquisition comprise the majority of the European Subsidiaries. The Company incurred $3.5 million of costs in completing this acquisition which have been included in total acquisition costs.

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

                             ENVIRONMENTAL MATTERS

     For a discussion of the San Leandro, California environmental order, see "Legal Proceedings." There can be no assurance that the Company will not incur material costs and expenses in connection with this order.

     The processes involved in the lithography and certain aspects of the manufacture of steel containers have historically involved the use and handling of materials now classified as hazardous substances under various laws. These activities described above may expose owners and operators of facilities involved in those activities to potential liability for the cost to clean up or remedy any environmental contamination resulting from such substances relating to those businesses. As of December 31, 1997, the Company's reserves for future ascertainable costs of environmental remediation in the United States were approximately $450,000. Management does not believe that such costs, if any, in excess of the reserve will have a material adverse affect on the Company's results of operations or financial condition. In making this assessment, the Company considered all information available to it including its and other companies' reported prior experience in dealing with such matters, data released by the EPA and reports by independent environmental consultants regarding certain matters. It is possible that the Company's insurance coverage may extend to certain environmental liabilities, but the Company has not been able to estimate such coverage due to the complexity and uncertainty inherent in such an estimate. In addition, the Company has obtained indemnities against certain liabilities in connection with its recent acquisitions. However, the statements related to environmental liabilities made by the Company in this Report are made without regard to any potential insurance recovery or recovery of amounts from indemnitors.

     A variety of propellants are used in the Company's principal product, aerosol cans. These propellants include hydrocarbons, compressed gases (for example, carbon dioxide and nitrous oxide), and volatile organic compounds such as propane, butane and isobutane (individually, "VOC" and collectively "VOCs"). Some United States and European regulations have caused consumer product manufacturers (the Company's customers) to reformulate either their products, the propellants used therein or both if they contain VOCs. To date, most of the Company's customers have been successful in reformulating both their products and propellants. However, there can be no assurance that all customers will be able to effect such reformulations or future reformulations, if any, in either products or propellants with satisfactory results. If customers are unable to do so, this could have an adverse effect on the market for aerosol cans.

     USC Europe includes five aerosol can-making operations located in the United Kingdom, France, Spain, Germany and Italy. The Company has retained an independent environmental consultant to perform an initial environmental inventory, and the seller provided disclosure on environmental matters relating to each plant and site. The Company has also performed its own audit of plant operations and facilities. In connection with this acquisition and with the Company audit, no subsurface sampling was performed to identify possible contamination. Several of the facilities have been operating at their locations for more than ten years and, according to a survey conducted by an independent environmental consultant, it is likely there have been releases of hazardous substances at these locations in the past. The operation in Southall, UK and Schwedt, Germany are in historically industrialized areas, and there is potential for area-wide contamination involving adjacent sites. There can be no assurance that there are not significant environmental liabilities unknown to the Company.

     The Company has made, and expects to continue to make, significant capital expenditures to upgrade its facilities in accordance with current and pending environmental regulations.

     The Company received a request for information from the U.S. EPA in January 1997, concerning the lithography operations at its Chicago facility (formerly owned by Alltrista). In March 1997, representatives of the U.S. EPA inspected the Chicago facility and requested additional information, including compliance tests and reports. The Company has cooperated fully with the U.S. EPA inquiry. The Company does not know what the outcome of this inquiry will be. In the acquisition agreement between the Company and Alltrista, Alltrista agreed to indemnify the Company for compliance costs that relate back to Alltrista's operation of this facility.

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

                        INTEREST RATES/FOREIGN CURRENCY

     Management does not believe that interest rate fluctuations have a material effect on the Company's results of operations and financial condition. As of December 31, 1997, 11.62% of the Company's borrowings were floating rate obligations. In the past, management has adopted strategies to increase the Company's floating-rate exposure to benefit from declining rates. Currently, the Company holds no interest rate swaps. However, in an effort to limit foreign exchange risk related to the financing of the Merthyr Tydfil facility, the Company has entered into a series of British Pound/Dollar forward contracts that will not exceed $37 million in notional amount or a term of more than seven years. The Indenture under which the 10 1/8% Notes were issued limits the Company's ability to enter into currency hedging transactions that would be considered speculative, but the Company is specifically permitted to hedge payment obligations on indebtedness permitted by the Indenture.

     To the extent that the Company obtains financing in United States dollars and receives revenues and incurs expenses in the development, construction and operation of USC Europe in its local currencies, the Company will encounter currency exchange rate risks. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there can be no assurance that the Company will engage in such transactions, or, if the Company decides to engage in such transactions, that shifts in the currency exchange rates will not have an adverse effect on the Company's financial condition or its ability to repay principal or interest on its debt obligations.

                                   INFLATION

     Historically, the Company has not always been able to immediately offset increases in tin plate prices with price increases on the Company's products. However, in most years, a combination of factors has permitted the Company to improve its profitability notwithstanding these conditions. The Company's capital spending programs and manufacturing process upgrades have increased operating efficiencies and thereby reduced the Company's unit cost of production. In addition, historically, the Company has been able to negotiate lower price increases than those announced by its major suppliers. See "Business -- Raw Materials." The operating efficiencies and reduced unit cost of production which have been achieved through the Company's capital spending programs have mitigated the impact of inflation on the Company's cost structure. In 1995 and 1997, higher material costs were one of the factors contributing to the Company's reported earnings.

                   CUSTOMER RELATIONSHIPS/AEROSOL CONTAINERS

     Aerosol containers accounted for 60.2% of the Company's total net sales for the year ended December 31, 1997. A significant reduction in the number of aerosol containers used by the Company's customers could have a material adverse effect on the Company and, in particular, its European operations which are comprised solely of aerosol manufacturing facilities.

     In October 1996, U.S. Can received written confirmation of Gillette's intention to purchase certain annual unit volumes of aerosol cans from U.S. Can, including U.S. Can's European operations, through 1998, with the option to extend for an additional period, subject to price adjustment for actual volumes purchased. The Company's manufacturing facility in Merthyr Tydfil, in which the Company has invested approximately $30 million, was opened in large part due to Gillette's decision. The loss of Gillette as a customer or a material reduction in the benefits to the Company expected under this arrangement would have an adverse impact on the profitability of that facility and the Company's ability to recoup the start-up costs of establishing the facility. It is not U.S. Can's policy to have any plant devoted exclusively to one customer and management plans to service other customers from this facility.

     The Company's relationships with its customers are critical to its business. A significant portion of the Company's annual net sales is attributable to repeat customers. The loss of a significant number of such customers could have a material adverse effect on the Company.

                                   YEAR 2000

     U.S. Can is currently in the process of converting from an IBM mainframe legacy system to an integrated AS/400 software package from American Software, that is Year 2000 compliant. Order entry and accounts receivable functions have been converted to the AS/400-based system, and general ledger and accounts payable functions are scheduled for conversion no later than the third quarter of 1998. In addition, several plant manufacturing operating and data base management systems are being upgraded to Year 2000 compliance at a minimal cost. The Company has also surveyed its primary vendors which have indicated they will be Year 2000 compliant. The Company has also reviewed certain telephone, time and attendance, voice mail, and programmable logic control systems. The Company believes it will be Year 2000 compliant in advance of the new millennium, and does not believe the compliance costs will be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   22
U.S. Can Corporation and Subsidiaries Consolidated Balance
  Sheets as of December 31, 1996 and 1997...................   23
U.S. Can Corporation and Subsidiaries Consolidated
  Statements of Operations for the Years Ended December 31,
  1995, 1996 and 1997.......................................   24
U.S. Can Corporation and Subsidiaries Consolidated
  Statements of Stockholders' Equity for the Years Ended
  December 31, 1995, 1996 and 1997..........................   25
U.S. Can Corporation and Subsidiaries Consolidated
  Statements of Cash Flows for the Years Ended December 31,
  1995, 1996 and 1997.......................................   26
U.S. Can Corporation and Subsidiaries Notes to Consolidated
  Financial Statements......................................   27
U.S. Can Corporation and Subsidiaries Quarterly Financial
  Data (Unaudited)..........................................   51

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Can Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. CAN CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Can Corporation and Subsidiaries as of December 31, 1996 and 1997, and their results of operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 18, 1998

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1996            1997
                                                                ------------    ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $   7,966       $   6,773
  Accounts receivable, less allowances of $10,895 and
    $18,130 in 1996 and 1997, respectively..................        86,822          74,137
  Inventories...............................................       113,143         109,458
  Prepaid expenses and other current assets.................        15,261          17,503
  Prepaid income taxes......................................         9,372          22,748
                                                                 ---------       ---------
      Total current assets..................................       232,564         230,619
                                                                 ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................         5,425           5,485
  Buildings.................................................        62,421          73,277
  Machinery, equipment and construction in process..........       408,428         427,404
                                                                 ---------       ---------
                                                                   476,274         506,166
  Less -- Accumulated depreciation and amortization.........      (153,160)       (181,869)
                                                                 ---------       ---------
      Total property, plant and equipment...................       323,114         324,297
                                                                 ---------       ---------
MACHINERY REPAIR PARTS......................................         6,057           6,396
INTANGIBLES.................................................        67,206          59,578
OTHER ASSETS................................................        14,675          12,814
                                                                 ---------       ---------
      Total assets..........................................     $ 643,616       $ 633,704
                                                                 =========       =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................     $  11,928       $   9,635
  Cash overdrafts...........................................         3,769           7,800
  Accounts payable..........................................        56,355          50,686
  Accrued payrolls and benefits.............................        25,786          24,358
  Accrued insurance.........................................         6,770           6,607
  Restructuring reserves....................................            --          31,645
  Other current liabilities.................................        22,326          19,117
                                                                 ---------       ---------
      Total current liabilities.............................       126,934         149,848
                                                                 ---------       ---------
SENIOR DEBT.................................................        88,882          91,506
SUBORDINATED DEBT...........................................       275,000         275,000
                                                                 ---------       ---------
      Total long-term debt..................................       363,882         366,506
                                                                 ---------       ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits...................................        26,128          27,387
  Deferred income taxes.....................................        27,892          17,973
  Other long-term liabilities...............................         1,995           9,677
                                                                 ---------       ---------
      Total other long-term liabilities.....................        56,015          55,037
                                                                 ---------       ---------
               COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued or outstanding..................            --              --
  Common stock, $.01 par value; 50,000,000 shares authorized
    12,995,636 and 13,097,855 shares issued in 1996 and
    1997, respectively......................................           130             131
  Paid-in capital...........................................       105,582         108,003
  Unearned restricted stock.................................        (2,581)         (2,558)
  Treasury common stock, at cost; 20,651 and 44,159 shares
    in 1996 and 1997, respectively..........................          (256)           (714)
  Currency translation adjustment...........................         1,622          (2,193)
  Retained deficit..........................................        (7,712)        (40,356)
                                                                 ---------       ---------
      Total stockholders' equity............................        96,785          62,313
                                                                 ---------       ---------
         Total liabilities and stockholders' equity.........     $ 643,616       $ 633,704
                                                                 =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995        1996        1997
                                                                ----        ----        ----
NET SALES...................................................  $549,758    $636,535    $738,933
COST OF SALES...............................................   476,877     543,438     647,719
                                                              --------    --------    --------
  Gross income..............................................    72,881      93,097      91,214
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    26,214      27,816      32,421
SPECIAL CHARGES.............................................     8,000          --      49,660
                                                              --------    --------    --------
  Operating income..........................................    38,667      65,281       9,133
INTEREST EXPENSE ON BORROWINGS..............................    24,513      28,387      36,867
AMORTIZATION OF DEFERRED FINANCING COSTS....................     1,543       1,518       1,738
OTHER EXPENSE...............................................     1,676       1,468       1,851
                                                              --------    --------    --------
  Income (loss) before income taxes.........................    10,935      33,908     (31,323)
PROVISION (BENEFIT) FOR INCOME TAXES........................     4,826      14,184     (11,863)
                                                              --------    --------    --------
  Income (loss) from continuing operations before
     extraordinary item.....................................     6,109      19,724     (19,460)
DISCONTINUED OPERATIONS, net of income taxes
  Net loss from discontinued operation......................    (2,170)     (2,723)       (159)
  Net loss on sale of businesses............................        --          --     (12,413)
EXTRAORDINARY ITEM, net of income taxes.....................        --      (5,250)         --
                                                              --------    --------    --------
NET INCOME (LOSS)...........................................  $  3,939    $ 11,751    $(32,032)
                                                              ========    ========    ========
PER SHARE DATA:
  Basic:
     Income (loss) from continuing operations before
       extraordinary item...................................  $   0.48    $   1.53    $  (1.49)
     Discontinued operations................................     (0.17)      (0.21)      (0.96)
     Extraordinary item.....................................        --       (0.41)         --
                                                              --------    --------    --------
       Net income (loss)....................................  $   0.31    $   0.91    $  (2.45)
                                                              ========    ========    ========
       Weighted average shares outstanding (000's)..........    12,659      12,929      13,048
                                                              ========    ========    ========
  Diluted:..................................................  $   0.48    $   1.51    $  (1.49)
     Income (loss) from continuing operations before
       extraordinary item...................................     (0.17)      (0.21)      (0.96)
     Discontinued operations................................        --       (0.40)         --
                                                              --------    --------    --------
     Extraordinary item.....................................  $   0.31    $   0.90    $  (2.45)
                                                              ========    ========    ========
       Net income (loss)
       Weighted average shares and equivalent shares
          outstanding (000's)...............................    12,839      13,090      13,048
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

                     U. S. CAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATION STATEMENTS OF STOCKHOLDER'S EQUITY
                                (000'S OMITTED)

                                                            UNEARNED    TREASURY   CUMULATIVE    RETAINED
                                       COMMON   PAID-IN    RESTRICTED    COMMON    TRANSLATION   EARNINGS
                                       STOCK    CAPITAL      STOCK       STOCK     ADJUSTMENT    (DEFICIT)
                                       ------   -------    ----------   --------   -----------   ---------
BALANCE AT DECEMBER 31, 1994.........   $126    $ 98,799    $    --     $  (468)     $    --     $(23,547)
  Net income.........................     --          --         --          --           --        3,939
  Payments of common stock issuance
     costs...........................     --         (22)        --          --           --           --
  Issuance of stock under employee
     benefit plans...................      1       1,488         --          --           --           --
  Purchase of treasury stock.........     --          --         --        (209)          --           --
  Issuance of treasury stock.........                704                    358
  Exercise of stock options..........      1         123         --          --           --           --
  Income tax benefit related to
     exercise of nonqualified stock
     options.........................     --         661         --          --           --           --
  Issuance of restricted stock.......      1       2,160     (2,161)         --           --           --
  Amortization of unearned restricted
     stock...........................     --          --        109          --           --           --
  Equity adjustment to reflect
     minimum pension liability.......     --          --         --          --           --         (236)
                                        ----    --------    -------     -------      -------     --------
BALANCE AT DECEMBER 31, 1995.........    129     103,913     (2,052)       (319)          --      (19,844)
  Net income.........................     --          --         --          --           --       11,751
  Issuance of stock under employee
     benefit plans...................     --         516         --                       --           --
  Purchase of treasury stock.........     --          --         --        (233)          --           --
  Issuance of treasury stock.........     --         129         --         296           --           --
  Exercise of stock options..........     --          18         --          --           --           --
  Issuance of restricted stock.......      1       1,006     (1,007)         --           --           --
  Amortization of unearned restricted
     stock...........................     --          --        478          --           --           --
  Equity adjustment to reflect
     minimum pension liability.......     --          --         --          --           --          381
  Cumulative translation
     adjustment......................     --          --         --          --        1,622           --
                                        ----    --------    -------     -------      -------     --------
BALANCE AT DECEMBER 31, 1996.........    130     105,582     (2,581)       (256)       1,622       (7,712)
  Net loss...........................     --          --         --          --           --      (32,032)
  Issuance of stock under employee
     benefit plans...................                778         --         721           --           --
  Purchase of treasury stock.........     --          --         --      (1,179)          --           --
  Exercise of stock options..........     --         152         --          --           --           --
  Issuance of restricted stock.......      1       1,491     (1,492)         --           --           --
  Amortization of unearned restricted
     stock...........................     --          --      1,515          --           --         (612)
  Cumulative translation
     adjustment......................     --          --         --          --    -- (3,815)          --
                                        ----    --------    -------     -------      -------     --------
BALANCE AT DECEMBER 31, 1997.........   $131    $108,003    $(2,558)    $  (714)     $(2,193)    $(40,356)
                                        ====    ========    =======     =======      =======     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000'S OMITTED)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1995       1996        1997
                                                                ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  3,939   $  11,751   $(32,032)
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................    28,238      33,977     42,434
     Special charges........................................     8,000          --     49,660
     Loss on sale of business...............................        --          --     12,413
     Extraordinary loss on extinguishment of debt...........        --       5,250         --
     Deferred income taxes..................................      (421)      4,776    (12,859)
  Change in operating assets and liabilities, net of effect
     of acquired businesses --
  Accounts receivable.......................................    (1,373)     (7,948)    12,059
     Inventories............................................     4,716     (15,942)     3,785
     Accounts payable.......................................   (15,832)      6,077     (5,193)
     Accrued payrolls and benefits, insurance and other.....    (3,860)     (6,296)   (11,781)
     Postretirement benefits................................       545         599      1,259
     Other, net.............................................       840      (1,322)     4,679
                                                              --------   ---------   --------
       Net cash provided by operating activities............    24,792      30,922     64,424
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (31,379)    (48,630)   (54,030)
  Acquisition of businesses, net of cash acquired...........   (29,941)    (80,894)   (12,398)
  Proceeds on sale of business..............................        --          --      1,000
  Change in restricted cash.................................    (3,500)      1,455         --
  Proceeds from sale of property............................       600       1,515        630
  Machinery repair parts usage (purchases), net.............        63        (662)      (362)
                                                              --------   ---------   --------
       Net cash used in investing activities................   (64,157)   (127,216)   (65,160)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options....       124          18        152
  Net borrowings under the revolving line of credit and
     changes in cash overdrafts.............................    46,884     (25,052)     1,931
  Issuance of 10 1/8% notes.................................        --     275,000         --
  Amounts paid in escrow....................................        --    (109,728)        --
  Borrowings of other long-term debt, including capital
     lease obligations......................................    10,911      14,247     24,935
  Payments of other long-term debt, including capital lease
     obligations............................................   (17,973)    (41,424)   (22,352)
  Payments of debt refinancing costs........................      (337)     (9,259)    (1,574)
  Payments of common stock issuance costs...................       (22)         --         --
  Purchase of treasury stock, net...........................      (209)       (233)    (1,179)
                                                              --------   ---------   --------
       Net cash provided by financing activities............    39,378     103,569      1,913
                                                              --------   ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        --         555     (2,370)
                                                              --------   ---------   --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................        13       7,830     (1,193)
CASH AND CASH EQUIVALENTS, beginning of year................       123         136      7,966
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $    136   $   7,966   $  6,773
                                                              ========   =========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

(1) BASIS OF PRESENTATION AND OPERATIONS

     The consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can") and U.S. Can's subsidiaries, all of which are European companies formed or acquired during 1996 (the "European Subsidiaries"). All significant intercompany balances and transactions have been eliminated. The consolidated group is referred to herein as the Company.

     The Company is a manufacturer of steel and plastic containers for personal care products and household, automotive, paint and industrial supplies. The Company manufactures a broad line of aerosol containers for consumer and household products in the United States and Europe. In its paint, plastic and general line business, the Company produces metal and plastic, round and oblong containers, for household and industrial paints and additives and other industrial products in the United States. The Company also manufactures a wide variety of custom and specialty tins, decorative containers and products. The Company owns or leases 35 plants, located in 12 States, and 6 plants located in the United Kingdom, France, Germany, Spain and Italy, many of which are positioned near principal customers and suppliers. Certain of the operations and plants are being discontinued or closed as further described in Note 3.

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

     (c) Accounts Receivable Allowances -- Activity in the accounts receivable allowances accounts was as follows (000's omitted):

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1995      1996       1997
                                                               ----      ----       ----
Balance at beginning of year................................  $ 4,116   $ 5,451   $ 10,895
  Provision for doubtful accounts...........................      220       459      2,280
  Reserve for doubtful accounts from business
     acquisitions...........................................      160     2,636         --
  Provision for discounts, allowances and rebates...........    7,911    10,551     16,340
  Write-offs of doubtful accounts, net of recoveries........     (242)     (546)      (254)
  Discounts, allowances and rebates taken...................   (6,714)   (7,656)   (11,130)
                                                              -------   -------   --------
Balance at end of year......................................  $ 5,451   $10,895   $ 18,130
                                                              =======   =======   ========

     (d) Inventories -- All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $16.4 million at the European Subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. Inventory costs include material, labor and factory overhead. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1996 and 1997.

     Tin-plated steel accounted for approximately 86% of the Company's total raw material purchases during 1997. Negotiations with the Company's domestic tin-plated steel suppliers occur once per year. At that time, the prices for tin-plated steel are set for the upcoming year. Due to competition among steel suppliers and the

                     U.S. CAN CORPORATION AND SUBSIDIARIES
volume of tin-plated steel purchased by the Company in the United States, the Company has historically negotiated raw materials pricing which is more favorable than that publicly announced by its suppliers. However no assurance can be given that the Company will continue to be able to do so in the future. With respect to the European Subsidiaries, the Company has only limited prior purchasing history with its tin-plated steel suppliers. No assurance can be given that the European Subsidiaries will be able to continue to purchase its tin-plated steel requirements from such existing sources at prices below those publicly announced by its suppliers.

     Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1997
                                                                  ----        ----
Raw materials...............................................    $ 34,257    $ 33,746
Work in progress............................................      48,654      42,763
Finished goods..............................................      26,053      28,037
Machine shop inventory......................................       4,179       4,912
                                                                --------    --------
                                                                $113,143    $109,458
                                                                ========    ========

     (e) Property, Plant and Equipment -- Property, plant and equipment is recorded at cost. Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Total maintenance and repairs expense charged against earnings was approximately $22.5 million, $25.2 million and $30.9 million in 1995, 1996 and 1997, respectively. Upon sale or retirement of these assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

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

     (g) Intangibles -- Intangible assets consist principally of the excess purchase price over the fair value of the net assets of businesses acquired ("goodwill"), which is principally amortized over a 40 year life. The related amortization expense was $2.0 million, $1.5 million and $1.8 million for the years ended December 31, 1995, 1996 and 1997, respectively. Total accumulated amortization was $9.0 million and $10.5 million at December 31, 1996 and 1997, respectively. Additionally, during 1997, net goodwill was reduced by $13.5 million as a result of the special charges and discontinued businesses described in Note 3. After an acquisition, the Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment the Company uses projections to assess whether future operating income (net of tax) of the business is expected to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a write-down of goodwill to recoverable value (generally as determined by the same projections) is appropriate.

     (h) Environmental Liabilities -- The Company's operations and products are subject to Federal, state, local and foreign regulatory requirements relating to environmental protection. It is the Company's policy to

                     U.S. CAN CORPORATION AND SUBSIDIARIES
comply fully with all such applicable requirements. The Company may be subject to potential liabilities for the costs of environmental remediation at currently or previously owned or operated sites or sites to which it, or predecessor owners, transported materials.

     It is the Company's policy to accrue for the estimated cost of environmental matters, on a non-discounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Such provisions and accruals exclude claims for recoveries from insurance carriers or other third parties. Such claims are recognized as receivables only if realization is probable.

     Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities" was issued in October 1996 and adopted by the Company in 1997. This SOP provides authoritative guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities. The impact of adopting this SOP did not have a material effect on the Company's financial position or results of operations.

     (i) Revenue -- Revenue is recognized when goods are shipped to the customer. Estimated sales returns and allowances are recognized as an offset against revenue in the period in which the related revenue is recognized.

     (j) Foreign Currency Translation -- The functional currency for substantially all of the European Subsidiaries is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains or losses resulting from such translation are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income and were not material in 1996 or 1997.

     (k) New Accounting Pronouncements -- Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" was issued in February 1997 and adopted by the Company as of December 31, 1997. This new pronouncement established revised reporting standards for earnings per share and has been retroactively applied to all periods presented herein. Previously reported earnings per share for such periods were not materially different than currently reported diluted earnings per share. Additionally, application of the new standard for 1997 did not materially impact the calculation of diluted earnings per share versus what would have been reported under the prior standard. Diluted earnings per share for the Company includes the impact of assumed exercise of dilutive stock options.

     SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997 and will be adopted by the Company in 1998. This new pronouncement establishes standards for the reporting and display of comprehensive income and its components which, for the Company, include cumulative translation and minimum pension adjustments.

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was also issued in July 1997 and introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Management of the Company is evaluating this new pronouncement to determine its impact upon current reporting. Adoption of this new standard is scheduled for late 1998.

     (l) Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

(3) SPECIAL CHARGES AND DISCONTINUED OPERATIONS

     In 1995, the Company recorded a pretax charge of $8 million related to actions taken to reduce overhead expenses and to eliminate redundant manufacturing capacity. The primary components of the charge include costs associated with severance packages for a number of identified salaried employees throughout the Company and with the Company's Saddle Brook, New Jersey manufacturing facility which was closed as part of the consolidation of the Company's steel pail business into the Company's North Brunswick, New Jersey manufacturing facility.

     In the third quarter, the Company established a restructuring provision of $35 million for plant closings and overhead cost reductions. In the fourth quarter, the Company, at the direction of its Board of Directors, employed the assistance of external business consultants to review operations and explore other avenues for enhancing shareholder value. As a result of this review, the Company established another restructuring provision of $14.7 million primarily to include further personnel reductions and the reduction of asset value associated with equipment used in the businesses the Company has exited or is in the process of exiting.

     The key components of the restructurings include closure of the Racine, Wisconsin aerosol assembly plant, the Midwest Litho center in Alsip, Illinois, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California; a writedown to estimated proceeds of the sale of the Orlando, Florida machine shop plant and the Baltimore, Maryland specialty and paint distribution business; and organizational changes designed to reduce general overhead. In July, S.C. Johnson, a major aerosol can customer and principal customer of the Racine plant, awarded all of its global aerosol business to a single supplier which is a U.S. Can competitor. Approximately $35 million of annual sales will be affected due to the loss of this customer. Closure of the two litho plants and Racine assembly plant is due to the loss of the S.C. Johnson business and increased efficiencies at other plants. The custom and specialty business of the California plant will be transferred to other locations.

     The components of the restructuring provisions are $28.7 million for the non-cash write off of assets related to the facilities to be closed or sold, $12.8 million for severance and related termination benefits for approximately 95 salaried and approximately 260 hourly employees, and $5.9 million for other related closure costs such as building restoration, equipment disassembly and future lease payments. In addition to these charges, the Company provided an additional $2.2 million related to the continuing carrying costs (principally contractual lease payments) related to the closed Saddle Brook, New Jersey facility which it has not been able to sublet as originally planned. The write off of the assets included in the charge primarily relate to fixed assets ($22.9 million) which cannot be transferred or used in the Company's other operations and unamortized goodwill related to the closed operations. As of December 31, 1997, approximately $4.6 million of the cash severance and other closure costs had been spent with the majority of the remaining costs expected to be spent in 1998. The plant closures and sales are expected to be complete by mid-1998.

     As part of the business and operational realignments, the Company has sold its steel pail business. After the 1995 consolidation of the Saddle Brook operation, the Company's steel pail business was conducted entirely from its North Brunswick, New Jersey facility. Substantially all of the assets of this business were sold in November 1997 for $1.4 million plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business through October 5, were approximately $19 million. In addition, the Company is actively seeking to sell its commercial metal services business ("Metal Services"). Metal Services includes two plants in Chicago, Illinois, one plant in each of Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997, 1996 and 1995 revenues from these operations were $116 million, $101 million, and $64 million (excluding intra-Company sales which are expected to be continued by the buyer and including third-party sales from the closed Midwest Litho plant, which (other than sales to S.C. Johnson) have been transferred to other Metal Services plants). The Company anticipates that the sale of Metal Services will be completed in 1998.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     In aggregate, the Company provided for a $16.0 million ($12.4 million after income taxes) loss on the sale of these two businesses, primarily representing the excess of recorded carrying value over the anticipated aggregate net sales proceeds for the net assets to be sold in the dispositions. As of December 31, 1997, the net assets of Metal Services, excluding the discontinued operations reserve, included net current assets of approximately $16.0 million and net other assets of approximately $29.4 million.

     The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no formal plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

(4) ACQUISITIONS

     During 1995, the Company acquired four businesses for an aggregate of approximately $30.2 million in cash, plus contingent payments of up to $2.5 million, and the assumption of approximately $6.7 million in debt. The cash portion of the purchase prices was financed primarily from borrowings under U.S. Can's revolving line of credit.

     In April and June 1996, the Company acquired from Alltrista Corporation ("Alltrista") for approximately $14.4 million and the assumption of a $0.5 million liability substantially all of the assets (other than steel inventory) of Alltrista Metal Services ("AMS"), a division of Alltrista. In June 1996, the Company purchased AMS's remaining inventory for $8 million. The acquisitions were financed with borrowings under U.S. Can's revolving line of credit. In July of 1996, the Company discontinued operations at two of the former AMS plants.

     In August 1996, the Company completed the acquisition of all of the outstanding stock of three related companies, CPI Plastics, Inc., CP Ohio, Inc. and CP Illinois, Inc. (collectively, the "CPI Group"), engaged in manufacturing molded plastic drums and pails and poultry products. The Company paid approximately $15.1 million in cash to the stockholders of the CPI Group at closing. In addition, U.S. Can has made contingent payments, based upon the CPI Group's financial performance during 1996 and 1997, aggregating $1.0 million. This acquisition was financed with borrowings under a special acquisition line of credit provided to U.S. Can by its senior lenders.

     In September 1996, the Company completed the acquisition of a portion of Crown Cork & Seal Company, Inc.'s ("Crown's") European aerosol can businesses ("USC Europe") for $48.3 million, in addition to the assumption debt of $5.8 million. This acquisition included manufacturing operations in the United Kingdom, France, Spain and Germany and the aerosol can manufacturing equipment and assets from a Crown facility in Italy. The companies acquired and established in connection with the USC Europe acquisition comprise the majority of the European Subsidiaries. The Company incurred $3.5 million of costs in completing this acquisition which have been included in total acquisition costs.

     In January 1997, the Company acquired certain assets from Owens-Illinois Closure Inc. ("O-I") for cash consideration of $10 million subject to adjustment based upon the actual value of the inventory acquired and potential contingent payments of up to $1.5 million based upon realization of certain new business which O-I was seeking at the time of the acquisition. The assets acquired by the Company include machinery, equipment, inventory and raw materials of O-I's Erie, Pennsylvania metal business. The purchase price allocation resulted in goodwill of $7.1 million.

     Each of the foregoing business acquisitions was accounted for as a purchase for financial reporting purposes. Accordingly, assets and liabilities of the acquired companies were revalued to estimated fair values as of the acquisition date. Changes in these estimates, if any, are not expected to be material.

     The operating results of each acquired business are included in the consolidated statement of operations from the date of acquisition. Amortization of excess purchase price over the estimated fair value of the net

                     U.S. CAN CORPORATION AND SUBSIDIARIES
value of assets acquired is made over a period of 40 years. All acquired companies, other than those comprising USC Europe, have been merged into U.S. Can.

     The following data represents the Company's unaudited pro forma 1995 and 1996 results of operations as if the significant acquisitions of the CPI Group and USC Europe had occurred on January 1 of the applicable year (000's omitted, except per share data):

                                                           1995           1996
                                                           ----           ----
Net sales..............................................  $698,251       $742,897
Income before extraordinary item.......................     3,241         15,155
Net income.............................................     5,411         12,629
Basic & Diluted Per Share Data:
  Income before extraordinary item.....................     $0.26          $1.26
  Net income...........................................     $0.42          $0.96

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

(5) DEBT OBLIGATIONS

     The primary debt obligations of the Company at December 31, 1996 and 1997, consisted of the following (000's omitted):

                                                           1996           1997
                                                           ----           ----
Senior debt --
  Revolving line of credit.............................  $ 34,700       $ 32,600
  Secured equipment notes..............................    12,021          4,825
  Capital lease obligations............................    35,894         30,050
  Secured term loan....................................     9,122         24,840
  Industrial revenue bonds.............................     7,500          7,500
  Mortgages and other..................................     1,573          1,326
                                                         --------       --------
                                                          100,810        101,141
Less -- Current maturities.............................   (11,928)        (9,635)
                                                         --------       --------
          Total senior debt............................    88,882         91,506
Senior subordinated 10 1/8% notes......................   275,000        275,000
                                                         --------       --------
          Total long-term debt.........................  $363,882       $366,506
                                                         ========       ========

     In April 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), providing a $110.0 million revolving credit facility. Obligations under the Credit Agreement are secured by U.S. Can's domestic accounts receivable and inventories. Funds available under the Credit Agreement may be used for general corporate purposes (including working capital needs and permitted acquisitions.) The Credit Agreement permits the Company to borrow in U.S. Dollars, British Pounds or French Francs. The Credit Agreement has a five-year maturity and amends and restates the April 1994 credit agreement (the "1994 Credit Agreement").

     The loans under the Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate (as defined in the Credit Agreement) per annum, or

                     U.S. CAN CORPORATION AND SUBSIDIARIES

(ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus the then applicable margin, for specified interest periods (selected by U.S.
Can) of one, two, three, or six months. The weighted average interest rate of the loans outstanding under the Credit Agreement was 6.7% at both December 31, 1996 and 1997. U.S. Can is required to pay letter of credit fees based on the outstanding face amount outstanding on each letter of credit and a commitment fee based on the average daily unused portion of each lender's commitment under the Credit Agreement.

     Certain temporary supplemental borrowing facilities were provided to the Company under the 1994 Credit Agreement during 1996 to fund business acquisitions and seasonal working capital needs. These supplemental facilities were repaid and terminated upon the 1996 issuance of the 10 1/8% Notes described below.

     As of December 31, 1997, U.S. Can had borrowings of $32.6 million outstanding under the Credit Agreement, $12.5 million in letters of credit issued pursuant thereto, and $64.9 million of unused credit remained available.

     Secured equipment notes, issued at various times since 1990, mature in varying amounts from 1997 to 2003 and bear interest at various rates between 8.1% and 10.4%. Proceeds from these notes were used to purchase certain manufacturing equipment, and the notes are secured by that equipment.

     Capital lease obligations, mature in varying amounts from 1998 to 2007 and bear interest at various rates between 4.57% and 19.64%. Other debt, consisting of various governmental loans and real estate mortgages at interest rates between 7.0% and 9.77%, mature at various times through 2025, and were used to finance the expansion of several manufacturing facilities. Included in other assets as of December 31, 1996 are proceeds of $2.0 million from certain industrial revenue bonds which were restricted for the relocation and expansion of the Company's Wheeling, West Virginia plant. These proceeds were used for their intended purposes in 1997.

     On December 20, 1996, U.K. Can, Ltd., one of the European Subsidiaries, entered into (and U.S. Can guaranteed) a $28 million secured term loan with General Electric Capital Corporation, to finance the acquisition of land, building and equipment comprising the Merthyr Tydfil, Wales aerosol can production facility. This credit facility is secured by the real and personal property of U.S. Can's Merthyr Tydfil operation. The loan is denominated in U.S. Dollars. During 1997, in connection with the transaction, the Corporation entered into foreign currency contracts which allow the Company to exchange a fixed amount of U.K. Pounds for U.S. Dollars at certain dates which coincide with the repayment of principal and interest on the loan. The forward contracts are intended to hedge against fluctuations in currency rates.

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

     Net proceeds from the issuance of the 10 1/8% Notes were $268.1 million. Approximately $158.4 million of these net proceeds were used to pay down amounts under the 1994 Credit Agreement and $109.7 million was used to redeem all of the 13 1/2% Senior Subordinated Notes due 2002 (the "13 1/2% Notes") and remaining interest thereon on January 15, 1997. The Company recorded the early extinguishment of the 13 1/2% Notes as of October 17, 1996 which resulted in an extraordinary charge in the fourth quarter of 1996 of $5.2 million (net of income taxes of $3.5 million) primarily representing the write-off of related unamortized deferred financing costs.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     Based upon borrowing rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $345 million and $350 million as of December 31, 1996 and 1997, respectively. No quoted market value is available (except on the 10 1/8% Notes). These amounts, because they do not include certain costs such as prepayment penalties, do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

     Financing costs related to the issuance of new debt are deferred and amortized over the terms of the related debt agreements. Net deferred financing costs are recorded as other assets in the accompanying balance sheets.

     The Company paid interest on borrowings, excluding amounts paid into the escrow, of $24.7 million, $25.7 million and $35.2 million in 1995, 1996 and 1997, respectively. As of December 31, 1996 and 1997, accrued interest on borrowings totaled $6.0 million and $6.7 million, respectively.

     The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. The covenants also restrict the Company's and U.S. Can's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make investments, acquisitions, mergers and transactions with affiliates. Primarily as a result of the 1997 special charges and discontinued operations, the Company failed to comply with certain financial ratios and other covenants during the year and at year end. The Company obtained waivers from the appropriate lenders and have amended the Credit Agreement to better reflect the Company's current configuration and expected operating results. In conjuction with the amended agreement, the Company elected to permanently reduce maximum and current availability by $30 million.

     The Credit Agreement also provides that U.S. Can would be in default if there is a change after December 31, 1996, which could reasonably be expected to have a material adverse effect on the business, financial condition, operations, properties or prospects of U.S. Can and its subsidiaries. Management is not aware of, nor does it anticipate, Any such change and, accordingly, the borrowings under these agreements have been classified as long-term debt in the accompanying balance sheets.

     Under existing agreements, maturities of long-term debt as of December 31, 1997 (including capital lease obligations), are as follows (000's omitted):

1998...................................  $  9,518
1999...................................     9,037
2000...................................     6,038
2001...................................     7,720
2002...................................    40,366
Thereafter.............................   303,462
                                         --------
                                         $376,141
                                         ========

(6) INCOME TAXES

     The Company does not provide for U. S. income taxes which would be payable if undistributed earnings of the European Subsidiaries were remitted to the U.S. because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits. Such unremitted earnings were $0.5 million and $1.8 million as of December 31, 1996 and 1997 respectively.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     The provision for income taxes before discontinued operations and extraordinary item consisted of the following on a domestic pretax loss of $33.6 million and foreign pretax earnings of $2.3 million (000's omitted):

                                                      1995     1996       1997
                                                      ----     ----       ----
Current............................................  $5,247   $ 9,109   $     --
Deferred...........................................    (421)    4,776    (12,859)
Foreign............................................      --       299        996
                                                     ------   -------   --------
  Total............................................  $4,826   $14,184   $(11,863)
                                                     ======   =======   ========

     Income taxes, net of refunds, of $5.8 million, $2.9 million and $0.5 million were paid in 1995, 1996 and 1997, respectively.

     The principal items comprising the difference between taxes on income before income taxes and extraordinary item computed at the Federal statutory rate and the actual provision for such income taxes for the years presented were as follows (000's omitted):

                                                               1995     1996       1997
                                                               ----     ----       ----
Tax provision computed at the statutory rates...............  $3,718   $11,868   $(10,963)
Nondeductible amortization of intangible assets.............     308       370        396
State taxes, net of Federal benefit.........................     492     1,436     (1,253)
Other, net..................................................     308       510        (43)
                                                              ------   -------   --------
  Provision for income taxes................................  $4,826   $14,184   $(11,863)
                                                              ======   =======   ========

     Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The tax effect of significant temporary differences representing deferred income tax benefits and obligations consisted of the following (000's omitted):

                                           DECEMBER 31, 1996        DECEMBER 31, 1997
                                         ----------------------   ----------------------
                                         BENEFITS   OBLIGATIONS   BENEFITS   OBLIGATIONS
                                         --------   -----------   --------   -----------
Vacation accrual.......................  $ 3,352     $     --     $ 3,421     $     --
Debt extinguishment costs..............    2,686           --          --           --
Overhead reduction reserves............    1,454           --       1,147           --
Postretirement benefits................   10,682           --      11,069           --
Workers' compensation accrual..........    1,067           --         898           --
Pension accrual........................    2,026           --       2,303           --
Inventory valuation reserves...........       --       (7,443)         --       (7,214)
Depreciation...........................       --      (38,474)         --      (37,707)
Alternative minimum tax credit
  carryforwards........................    4,195           --       4,470           --
Restructuring reserves.................       --           --      18,061           --
Net operating loss.....................       --           --       5,909           --
Other..................................    5,621       (3,686)      6,769       (4,348)
                                         -------     --------     -------     --------
Total deferred income tax benefits
  (obligations)........................  $31,083     $(49,603)    $54,044     $(49,269)
                                         =======     ========     =======     ========

     Other than as described below, the Company did not record any valuation allowances against deferred income tax benefits at December 31, 1996 or 1997, as all such benefits are expected to be realized as tax deductions in future tax returns.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     In addition to the above deferred benefits and obligations, a German subsidiary of the Company has net operating loss carryforward credits of approximately $1.6 million. Some of the European subsidiaries have other net deferred income tax assets primarily due to operating losses (not significant) and non-deductible reserves. The Company has established a 100% valuation allowance of $1.8 million against the European Subsidiaries' net deferred income tax assets as of December 31, 1997 as realization of the related tax benefit is not assured. If such assets are, in fact, realized in a future period, the resulting benefit will reduce the future period's income tax expense.

(7) EMPLOYEE BENEFIT PLANS

     The Company maintains separate noncontributory pension and defined contribution plans covering most domestic hourly employees and all domestic salaried personnel, respectively. It is the Company's policy to fund accrued pension and defined contribution plan costs in compliance with ERISA requirements. The total cost of these plans charged against earnings was approximately $5.9 million, $6.1 million and $6.5 million for 1995, 1996 and 1997, respectively.

     The following table sets forth the funded status of the Company's domestic defined benefit pension plans, at December 31, 1996 and 1997 (000's omitted):

                                                               1996      1997
                                                               ----      ----
Actuarial present value of benefit obligation --
  Vested benefits...........................................  $20,418   $27,636
  Nonvested benefits........................................    2,059     3,066
Accumulated benefit obligation..............................   22,477    30,702
  Effect of projected future compensation levels............       --        --
                                                              -------   -------
Projected benefit obligation................................   22,477    30,702
Plan assets at fair value...................................   20,707    24,966
                                                              -------   -------
  Projected benefit obligation in excess of plan assets.....    1,770     5,736
Unrecognized net gain.......................................       85     1,004
Unrecognized prior-service cost.............................   (1,033)   (1,956)
Unrecognized transition liability...........................     (332)      (67)
Additional minimum liability adjustment.....................    1,280     3,206
                                                              -------   -------
     Accrued pension costs..................................  $ 1,770   $ 7,743
                                                              =======   =======

     In accordance with the provisions of SFAS No. 87 -- "Employers' Accounting for Pensions," the Company recorded an additional minimum liability at the end of 1996 and 1997 representing the excess of the accumulated benefit obligation over the plan assets at fair value and the unfunded accrued pension cost. The additional minimum liability was offset to the extent possible by an intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior-service cost and unrecognized transition liability, the balance of the offset of the additional minimum liability was reported as a reduction of retained earnings, net of related income tax benefits.

     The projected benefit obligation as of December 31, 1995, 1996 and 1997 was determined using an assumed discount rate of 7.5%, 7.5% and 7.0%, respectively. The expected long-term rate of return on plan assets used in determining net periodic pension cost was 8.0%, 8.0% and 8.5% in 1995, 1996, and 1997, respectively. The plan has a flat benefit formula; accordingly, the effect of projected future compensation levels is zero. The plan's assets consist primarily of shares of the Corporation's common stock, equity and bond funds, corporate bonds and investment contracts with insurance companies.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     Net periodic pension costs for the Company's domestic defined benefit pension plan for the years ended December 31, 1995, 1996 and 1997 included the following components (000's omitted):

                                                               1995      1996      1997
                                                               ----      ----      ----
Service cost on benefits earned during the year.............  $   625   $   690   $   871
Interest cost on projected benefit obligation...............    1,085     1,133     1,679
Actual return on plan assets................................   (1,562)   (1,166)   (3,549)
Net amortization and deferral...............................    1,041       507     2,231
Curtailment loss on severed employees.......................       --        --     2,595
                                                              -------   -------   -------
Net periodic pension cost...................................  $ 1,189   $ 1,164   $ 1,232
                                                              =======   =======   =======

     In addition, hourly employees at eight plants are covered by union-sponsored, collectively bargained, multi-employer pension plans. The Company contributed to these plans and charged to expense approximately $1.2 million, $1.5 million and $1.4 million in 1995, 1996 and 1997, respectively. The contributions are generally determined in accordance with the provisions of the negotiated labor contracts and are generally based on a per employee per week amount.

     The impact from discontinued operations on the above disclosures is not material.

     While the Company does provide limited severance and certain supplemental unemployment benefits for certain domestic employees in connection with certain collective bargaining agreements, benefits paid under these arrangements have been and are expected to continue to be minimal. Postemployment benefits associated with restructuring programs are appropriately provided.

     In March 1995, 1996 and 1997, the Corporation contributed shares of Common Stock, valued at $1.1 million, $0.4 million and $0.9 million, respectively, to U.S. Can's Salaried Employees Savings and Retirement Accumulation Plan.

     In Europe, the Company maintains two defined benefit plans for certain of its employees in the United Kingdom and in France. The United Kingdom plan benefits are based primarily on years of service and employee compensation. As of December 31, 1996 and 1997, the preliminary actuarially-determined accumulated benefit obligation was $28.8 million and $29.1 million, respectively, with such amount being fully funded. The French plan benefits are based primarily on length of employee service. As of December 31, 1996 and 1997, the actuarially-determined accumulated benefit obligation was approximately $1.4 million and $1.8 million, respectively, all of which was non-vested. This plan is not funded. The aggregate net pension expense in 1996, from the date of the USC Europe acquisition and 1997, for these two plans was approximately $0.2 million and $0.8 million, respectively.

(8) POSTRETIREMENT BENEFIT PLANS

     The Company provides health and life insurance benefits for certain domestic retired employees in connection with certain collective bargaining agreements.

     Net periodic postretirement benefit costs for the Company's domestic postretirement benefit plans for the years ended December 31, 1995, 1996 and 1997, included the following components (000's omitted):

                                                               1995     1996     1997
                                                               ----     ----     ----
Service cost on benefits earned during the year.............  $  333   $  388   $  406
Amortization of net loss....................................      --       --       10
Interest cost on accumulated postretirement benefit
  obligation................................................   1,836    1,851    1,994
                                                              ------   ------   ------
  Net periodic postretirement benefit cost..................  $2,169   $2,239   $2,410
                                                              ======   ======   ======

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     The Company's postretirement benefit plans currently are not funded. The status of the plans at December 31, 1996 and 1997, is as follows (000's omitted):

                                                               1996      1997
                                                               ----      ----
Actuarial present value of accumulated post-retirement
  benefit obligation --
  Retirees, beneficiaries and dependents of retirees........  $15,687   $17,740
  Active employees and dependents...........................   10,381    11,793
                                                              -------   -------
Total accumulated postretirement benefit obligation.........   26,068    29,533
Unrecognized net loss.......................................    1,700     4,317
                                                              -------   -------
     Accrued postretirement benefit costs...................  $24,368   $25,216
                                                              =======   =======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11% in 1995, 10% in 1996, and 9% in 1997, gradually declining to 7% by the year 1999 and remaining at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by approximately $3.1 million and the total of the service and interest cost components of net postretirement benefit cost for the year then ended by approximately $0.3 million. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 7.5% and 7.0%, in 1995, 1996 and 1997, respectively.

     The impact from discontinued operations on the above disclosures is not material.

     An executive, director and stockholder of the Corporation is eligible to receive postretirement benefits under a non-qualified supplemental benefit plan. Annual expense for this plan is approximately $0.4 million. As of December 31, 1996 and 1997, the Company had recorded a liability of $3.0 million and $3.3 million, respectively, for benefits for which the executive was fully eligible to receive at that date. The principal source of funding for this obligation is an insurance policy on the executive's life on which the Company is currently paying the premium. The cash surrender value, net of appropriate reserves, is reflected as a component of other assets.

(9) COMMITMENTS AND CONTINGENCIES

     The groundwater in San Leandro, California, formerly a site of one of the Company's can assembly facilities, is contaminated at shallow and intermediate depths, and the area of concern partially extends to the groundwater below the facility formerly owned by the Company. In connection with sales in 1994 and 1995 of land on which the facility was located, the Company agreed to indemnify the purchaser against environmental claims related to the Company's ownership of the property. In April 1996, the California Department of Toxic Substances Control ("CDTSC") issued an order to certain past and present owners of this facility, including U.S. Can, directing such owners to conduct remediation activities at this site. No specific form of remediation was indicated. Consultants retained by the Company to evaluate the site concluded that the Company's operations had not impacted the groundwater at this site and that the contamination detected at this site resulted from migration from off-site, upgradient sources. However, in January 1998, the CDSTC informed the Company that it disagrees with these conclusions and wants the Company to conduct extensive additional testing. With the CDTSC's consent, the Company is preparing an appeal to the CDTSC's Director. To date, there has been no resolution of this matter between the Company and the CDTSC, although discussion are ongoing. There can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order and remediation at the site.

     The processes involved in the lithography and certain aspects of the manufacture of steel containers have historically involved the use and handling of materials now classified as hazardous substances under various laws. These activities described above may expose owners and operators of facilities involved in those activities

                     U.S. CAN CORPORATION AND SUBSIDIARIES
to potential liability for the cost to clean up or remedy any environmental contamination resulting from such substances relating to those businesses. As of December 31, 1997, the Company's reserves for future ascertainable costs of environmental remediation in the United States were approximately $0.5 million. Management does not believe that such costs, if any, in excess of the reserve will have a material adverse effect on the Company's results of operations or financial condition. In making this assessment, the Company considered all information available to it including its and others companies' reported prior experience in dealing with such matters, data released by the EPA and reports by independent environmental consultants regarding certain matters. It is possible that the Company's insurance coverage may extend to certain environmental liabilities, but the Company has not been able to estimate such coverage due to the complexity and uncertainty inherent in such an estimate. In addition, the Company has obtained indemnities against certain liabilities in connection with its recent acquisitions.

     A variety of propellants are used in the Company's principal product, aerosol cans. These propellants includes hydrocarbons, compressed gases (for example, carbon dioxide and nitrous oxide), and volatile organic compounds such as propane, butane and isobutane (individually, "VOC" and collectively "VOCs"). Some United States and European regulations have caused consumer product manufacturers (the Company's customers) to reformulate either their products, the propellants used therein or both if they contain VOCs. To date, most of the Company's customers have been successful in reformulating both their products and propellants. However, there can be no assurance that all customers will be able to effect such reformulations or future reformulations, if any, in either products or propellants with satisfactory results. If customers are unable to do so, this could have an adverse effect on the market for aerosol cans.

     USC Europe includes five aerosol can-making operations located in the United Kingdom, France, Spain, Germany, and Italy. The Company has retained an independent environmental consultant to perform an initial environmental inventory, and the seller provided disclosure on environmental matters relating to each plant and site. The Company has also performed its own audit of plant operations and facilities. In connection with this acquisition and with the Company audit, no subsurface sampling was performed to identify possible contamination. Several of the facilities have been operating at their locations for more than ten years and, according to a survey conducted by an independent environmental consultant, it is likely there have been releases of hazardous substances at these locations in the past. The operations in Southall, UK and Schwedt, Germany are in historically industrialized areas, and there is potential for area-wide contamination involving adjacent sites. There can be no assurance that there are not significant environmental liabilities unknown to the company.

     The Company has made, and expects to continue to make, significant capital expenditures to upgrade its facilities in accordance with current and pending environmental regulations.

     The Company received a request for information from the U.S. EPA in January 1997, concerning the lithography operations at its Chicago facility (formerly owned by Alltrista). In March 1997, representatives of the U.S. EPA inspected the Chicago facility and requested additional information, including compliance tests and reports. The Company has cooperated fully with the U.S. EPA inquiry. The Company does not know what the outcome of this inquiry will be. In the acquisition agreement between the Company and Alltrista, Alltrista agreed to indemnify the Company for compliance costs that relate back to Alltrista's operation of this facility.

     As a potentially responsible party ("PRP") at various Superfund sites in the U.S., the Company is or may be legally responsible, jointly and severally with the other members of the PRP group, for the cost of remediation of these sites. Based on currently available data (including EPA data, internal records and other sources believed to be reliable), the Company believes its contribution, and/or the contribution of its predecessors, to these sites was de minimis. Based on the information available as of the date of this Report,

                     U.S. CAN CORPORATION AND SUBSIDIARIES
management does not believe that its aggregate remediation costs or potential liabilities in connection with these sites will have a material adverse effect on the financial condition or results of operations. However, there can be no assurance that the other PRP's will pay their proportionate share of the remediation costs at these sites and, as a result, future costs or liabilities incurred by the Company could be material.

     The Company, including the European Subsidiaries, is involved in various other environmental and legal actions and administrative proceedings. Management is of the opinion that their outcome will not have a material effect on the Company's financial position or results of operations.

     In 1995, Continental Holdings Inc. ("CHI") filed a Complaint against U.S. Can and others asserting claims based upon alleged indemnity obligations of U.S. Can to a CHI affiliate, arising from the 1987 acquisition by U.S. Can of the general packaging business of another affiliate. In May 1997, CHI and U.S. Can agreed to settle the litigation by dismissing their respective claims and counterclaims with prejudice and exchanging full releases. No payment of monies was included in this settlement.

     The Company has entered into agreements to lease certain property under terms which qualify as capital leases. Capital leases consist primarily of data processing equipment and various production machinery and equipment. Most capital leases contain renewal options and some contain purchase options. The December 31, 1996 and 1997 capital lease asset balances were $51.6 million and $37.8 million, net of accumulated amortization of $19.0 million and $18.8 million, respectively. Capital lease obligations extend through 2005. Capital lease additions included as capital expenditures in the accompanying statements of cash flows were $5.8 million, $2.1 million and $0.1 million in 1995, 1996 and 1997, respectively.

     The Company also maintains operating leases on various plant and office facilities and office equipment. Rent expense under operating leases for the years ended December 31, 1995, 1996 and 1997, was $8.1 million, $9.2 million, and $6.8 million, respectively.

     At December 31, 1997 minimum payments due under these leases are as follows (000's omitted):

                                                              CAPITAL     OPERATING
                                                               LEASES      LEASES
                                                              -------     ---------
1998......................................................    $  5,937     $ 6,876
1999......................................................       6,012       5,795
2000......................................................       3,957       4,853
2001......................................................       5,532       3,804
2002......................................................       5,169       2,457
Thereafter................................................       1,882       6,560
                                                              --------     -------
Total minimum lease payments..............................      28,488     $30,345
                                                                           =======
Amount representing interest..............................      (5,266)
                                                              --------
Present value of net minimum capital lease payments
  (including $2,236 classified as current)................    $ 23,222
                                                              ========

     The Company was contingently liable for outstanding letters of credit totaling $12.5 million as of December 31, 1997. Such letters of credits were issued primarily to guarantee workers' compensation claims, which have been accrued but not funded, and certain debt.

(10) STOCK OPTION PLANS

  Incentive Stock Option Plan

     The Corporation maintains an Incentive Stock Option Plan (the "ISO Plan") for certain key employees of the Company. Directors who are not regular employees of the Company are not eligible to participate in the

                     U.S. CAN CORPORATION AND SUBSIDIARIES

ISO Plan. In addition, no employee of the Company is eligible to participate in the ISO Plan if such employee owns stock constituting 10% or more of the total voting power of the Corporation. The Corporation has reserved 240,000 shares for issuance under the ISO Plan. The exercise price for options granted under the ISO Plan may not be less than 100% of the fair market value of the underlying stock on the date the option is granted. Options under the plan may have a maximum term of 10 years and are exercisable at the time specified by the Board of Directors. Payment upon exercise of an option is to be in full, in either cash or shares of Common Stock with a value equal to the option price, or a combination of the two.

  Nonqualified Stock Option Agreement

     The Corporation was a party to a Nonqualified Stock Option Agreement under which options to purchase a total of 300,000 shares were granted to an executive officer and a former executive officer of the Company. During 1995, the remaining 115,000 outstanding options were exercised.

  1993 and 1994 Option Plans

     The Company maintains two non-qualified option plans pursuant to which employees of the Company may be granted options to purchase up to a total of 550,000 shares of Common Stock at a per share exercise price equal to the per share market price of the Common Stock as of the date the option is granted. Pursuant to these plans, the Company has issued options to purchase 543,375 shares of Common Stock at prices ranging from $12.00 to $21.50 per share. These options have a maximum term of 10 years and vest over a four-year period, 25% becoming fully vested on the first anniversary date of their issuance, with the rest of the options vesting monthly in equal amounts over the remaining three years.

  Stock Purchase Plan

     The Company maintains an annual non-qualified employee stock purchase plan (the "Stock Purchase Plan") available to all salaried employees and certain designated groups of hourly employees. The purpose of the plan is to promote increased employee stock ownership in the Company and to provide a benefit to employees. Participating employees are able to purchase shares of Common Stock through payroll deductions. Each annual Stock Purchase Plan is in effect for a one-year period. Eligible employees are able to elect to purchase shares of Common Stock at a price equal to the current market price, less a 15% discount, in an amount up to 7.5% of each participating employee's salary. Fifteen days prior to the exercise date, each participant has the option to complete the purchase of shares under the Stock Purchase Plan or to withdraw the amounts withheld from the employee's salary pursuant to the plan. During 1995, 1996 and 1997, the Corporation issued Common Stock valued at $1.6 million, $0.5 million and $0.7 million related to the Stock Purchase Plan. The Stock Purchase Plan established for the 1997 -- 1998 plan year has an exercise price of $14.556 per share.

  Incentive Plan

     In 1995, the Company adopted an equity incentive plan (the "Incentive Plan") pursuant to which employees of the Company may be granted stock options ("Options"), stock appreciation rights ("SARs") and shares of restricted stock ("Restricted Shares"). The number of shares of Common Stock that may be issued or transferred under this plan upon the exercise of Options or as Restricted Shares may not exceed 650,000 shares. The exercise price of the Options may not be less than 100% of the fair market value of the underlying stock on the date of the grant. Options have a maximum term of ten years and are exercisable at the time specified by the Board of Directors.

     Options granted under the Incentive Plan may be either incentive stock options ("ISOs") or non-qualified stock options ("NSOs"). Pursuant to the Incentive Plan, the Company has issued ISOs to purchase

                     U.S. CAN CORPORATION AND SUBSIDIARIES

192,500 shares of Common Stock at prices ranging from $16.50 to $20.875 per share and NSOs to purchase 5,000 shares of Common Stock at a price of $18.75 per share.

     SARs may be granted in connection with any Option granted under the Incentive Plan, either at the time of the Option grant or any time thereafter during the term of the Option. SARs entitle the holder of the related Option to surrender to the Company the unexercised, related option, or any portion thereof, in exchange for an amount equal to the excess of the market value of a share of Common Stock on the date the SAR is exercised over the Option's exercise price times the number of shares covered by the surrendered Option, or portion thereof. The Company has yet to grant any SARs.

     Shares issued as Restricted Shares under the Incentive Plan provide all the rights of ownership with respect to such shares, including the right to vote the shares and receive all dividends or other distributions made or paid with respect to such shares. The shares are restricted in that ownership is dependent on continued employment with the Company and transferability is limited. These restrictions lapse upon the completion of a period of time as specified by the Board of Directors at the time of issuance. Restricted Shares issued under the plan are recorded at their fair value on the date of issuance with a corresponding charge to stockholders' equity representing the compensation to be recognized during the restriction period. The unearned compensation is amortized as expense on a straight-line basis over the restriction period. In 1995, 1996 and 1997, 131,000 restricted shares were awarded at an aggregate value of $2.2 million, 67,000 restricted shares were awarded at an aggregate value of $1.1 million and 95,630 restricted shares were awarded at an aggregate value of $1.4 million, respectively. Amortization of unearned compensation amounted to $0.1 million, $0.5 million and $2.4 million during 1995, 1996 and 1997, respectively.

  1997 Equity Incentive Plan

     During the year, the Company adopted a non-qualified equity incentive plan (the "1997 Equity Incentive Plan") pursuant to which employees, directors, officers, consultants and independent contractors of the Company may be granted options or awarded restricted stock in an aggregate amount not in excess of 400,000 shares. The exercise price of any option may not be less than the market value per share at the date of the grant. Pursuant to the 1997 Equity Incentive Plan, the Company has issued options to a management consulting firm to purchase 100,000 shares of Common Stock at prices ranging from $16.125 to $20.00 per share. These options have a maximum term of 7 years and were fully vested upon issuance. Stock appreciation rights may also be issued under this plan.

     The Company has entered into a restricted stock agreement with its current chief executive officer which provides for the issuance of up to 250,000 shares of the Company's common stock under the 1997 Equity Incentive Plan if certain per share market prices are reached and sustained for certain periods. The specified periods over which the certain market prices must be sustained extend through February 2000. Based on the per share market price through February 19, 1998, 33,333 shares otherwise issuable under this agreement have been forfeited and, based on the per share market price as of February 19, 1998, none of the conditions for future issuances have yet been attained. Certain other provisions of this agreement would require immediate issuance of unissued shares upon the occurrence of specified events, none of which are contemplated as of December 31, 1997.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans at December 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the tables below:

                                                       OPTIONS OUTSTANDING           EXERCISABLE OPTIONS
                                                    --------------------------    -------------------------
                                                                WEIGHTED AVG.                WEIGHTED AVG.
                                                     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                     ------     --------------    ------     --------------
January 1, 1995.................................     871,183        $11.26        356,730        $ 7.15
  Granted.......................................     335,917         17.11
  Exercised.....................................    (217,162)         7.63
  Canceled......................................     (33,146)        15.34
                                                    --------        ------
December 31, 1995...............................     956,792        $14.00        403,469        $11.48
  Granted.......................................      83,897         14.56
  Exercised.....................................     (28,350)        16.94
  Canceled......................................     (94,567)        17.21
                                                    --------        ------
December 31, 1996...............................     917,772        $13.63        744,499        $13.15
  Granted.......................................     100,000         19.03
  Exercised.....................................     (12,000)        12.00
  Canceled......................................    (129,272)         3.63
                                                    --------        ------
December 31, 1997...............................     876,500        $14.63        867,250        $14.59
                                                    ========        ======

                                                        OPTIONS OUTSTANDING             EXERCISABLE OPTIONS
                                                        AT DECEMBER 31, 1997            AT DECEMBER 31, 1997
                                                ------------------------------------    --------------------
                                                            WTD. AVG.
                                                            REMAINING      WTD. AVG.               WTD. AVG.
                  RANGE OF                                 CONTRACTUAL     EXERCISE                EXERCISE
              EXERCISE PRICES                   SHARES     LIFE (YEARS)      PRICE      SHARES       PRICE
              ---------------                   ------     ------------    ---------    ------     ---------
$ 8.00 to $15.75............................    446,500        5.0          $11.61      445,178     $11.59
$16.00 to $21.50............................    430,000        7.0           17.67      422,072      17.61
                                                -------                                 -------     ------
                                                876,500        6.0           14.63      867,250     $14.59
                                                =======                                 =======     ======

     Had compensation costs been determined on the fair value-based accounting method for options granted in 1995, 1996 and 1997, pro forma net income/(loss) and diluted earnings per share would have been $3.5 million and $0.27, respectively, for 1995, $11.0 million and $0.84, respectively, for 1996 and ($32.4 million) and ($2.49), respectively for 1997. As compensation costs for options granted prior to January 1, 1995, were not remeasured for purposes of this pro forma disclosure, such disclosure may not be representative of such future pro forma disclosures.

     The weighted-average estimated fair value of options granted during 1995, 1996 and 1997 was $8.42, $2.42 and $6.80, respectively. The fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 1995, 1996 and 1997, respectively; risk-free interest rate of 6.3%, 5.8% and 6.2%; expected lives of 7.9 years, 6.3 years and 7.0 years; expected volatility of 24.9%, 35.4% and 28.3%; and no dividends for any year.

(11) SHAREHOLDER RIGHTS PLAN

     On October 19, 1995, the Corporation's Board of Directors adopted a Shareholder Rights Plan. The Board declared a distribution of one right (a "Right") for each share of Common Stock, which was outstanding on October 19, 1995 (the "Record Date"). Each share of Common Stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable or detachable from the Common Stock. The Rights will become exercisable and detachable only following the acquisition by a

                     U.S. CAN CORPORATION AND SUBSIDIARIES
person or a group of 15 percent or more of the outstanding Common Stock of U.S. Can Corporation or following the announcement of a tender or exchange offer for 15 percent or more of the outstanding Common Stock.

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

(12) GEOGRAPHICAL AREA INFORMATION

     The following table summarizes certain financial data as of and for the years ended December 31, 1996 and 1997, by geographical area. The Company had no foreign operations prior to its acquisition of USC Europe.

                                                 UNITED
                                                 STATES        EUROPE       CONSOLIDATED
                                                 ------        ------       ------------
                                                            (000'S OMITTED)
1996
  Net Sales.................................    $603,772      $ 32,763        $636,535
  Operating Income..........................      64,306           975          65,281
  Identifiable Assets.......................     538,389       105,227         643,616
1997
  Net Sales.................................    $633,901      $105,032        $738,933
  Operating Income..........................       4,827         4,306           9,133
  Identifiable Assets.......................     513,860       119,844         633,704

(13) SUBSIDIARY GUARANTOR INFORMATION

     The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through December 31, 1997, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. The Corporation had no assets or operations separate from its investment in U.S. Can, and there were no Non-Guarantor Subsidiaries until the acquisition by U.S. Can of USC Europe on September 11, 1996. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

     The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the European Subsidiaries (the "Non-Guarantor Subsidiaries"), as of and for the years ended December 31, 1996 and 1997. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997

                                                     UNITED STATES
                                        U.S. CAN      CAN COMPANY      USC EUROPE                     U.S. CAN
                                       CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                        (PARENT)      GUARANTOR)      SUBSIDIARY)     ELIMINATIONS    CONDENSED
                                       -----------   -------------   --------------   ------------   -----------
                                                                    (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents..........   $     --        $    415        $  6,358       $      --      $  6,773
  Accounts receivable................         --          53,559          20,578              --        74,137
  Inventories........................         --          93,028          16,430              --       109,458
  Prepaid expenses and other
     assets..........................         --          13,904           3,599              --        17,503
  Prepaid income taxes...............         --          22,748              --              --        22,748
                                        --------        --------        --------       ---------      --------
          Total current assets.......                    183,654          46,965              --       230,619
                                        --------        --------        --------       ---------      --------
NET PROPERTY, PLANT AND EQUIPMENT....         --         256,464          67,833              --       324,297
INTANGIBLE ASSETS....................         --          59,578              --              --        59,578
OTHER ASSETS.........................         --          17,587           1,623              --        19,210
INVESTMENT IN SUBSIDIARIES...........    335,962              --              --        (335,962)           --
                                        --------        --------        --------       ---------      --------
          Total assets...............   $335,962        $517,283        $116,421       $(335,962)     $633,704
                                        ========        ========        ========       =========      ========
CURRENT LIABILITIES:
  Current maturities of long-term
     debt............................   $     --        $  6,817        $  2,818       $      --      $  9,635
  Accounts payable...................         --          42,155          16,331              --        58,486
  Other current liabilities..........         --          73,480           8,247              --        81,727
                                        --------        --------        --------       ---------      --------
     Total current liabilities.......         --         122,452          27,396              --       149,848
                                        --------        --------        --------       ---------      --------
SENIOR DEBT..........................         --          61,850          29,656              --        91,506
SUBORDINATED DEBT....................    275,000              --              --              --       275,000
OTHER LONG-TERM LIABILITIES..........                     52,031           3,006              --        55,037
INTERCOMPANY ADVANCES................     (1,351)         (6,366)          7,717              --            --
STOCKHOLDERS' EQUITY.................     62,313         287,316          48,646        (335,962)       62,313
                                        --------        --------        --------       ---------      --------
          Total liabilities and
            equity...................   $335,962        $517,283        $116,421       $(335,962)     $633,704
                                        ========        ========        ========       =========      ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996

                                                      UNITED STATES
                                                           CAN
                                         U.S. CAN        COMPANY        USC EUROPE                       U.S. CAN
                                        CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                   CORPORATION
                                         (PARENT)      GUARANTOR)      SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                        -----------   -------------   --------------    ------------   ------------
                                                                      (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents...........   $     --       $    628         $  7,338         $     --       $  7,966
  Accounts receivable.................         --         61,000           25,822               --         86,822
  Inventories.........................         --         98,179           14,964               --        113,143
  Prepaid expenses and other assets...         --         12,883            2,378               --         15,261
  Prepaid income taxes................        696          8,676               --               --          9,372
                                         --------       --------         --------         --------       --------
       Total current assets...........        696        181,366           50,502               --        232,564
NET PROPERTY, PLANT AND EQUIPMENT.....         --        269,281           53,833               --        323,114
INTANGIBLE ASSETS.....................         --         67,206               --               --         67,206
OTHER ASSETS..........................      7,671         12,169              892               --         20,732
INVESTMENT IN SUBSIDIARIES............    364,461         53,232               --          417,693             --
                                         --------       --------         --------         --------       --------
       Total assets...................   $372,828       $583,254         $105,227         $417,693       $643,616
                                         ========       ========         ========         ========       ========
CURRENT LIABILITIES
  Current maturities of long-term
     debt.............................   $     --       $ 11,567         $    361         $     --       $ 11,928
  Accounts payable....................         --         40,490           19,634               --         60,124
  Other current liabilities...........         --         43,187           11,695               --         54,882
                                         --------       --------         --------         --------       --------
       Total current liabilities......         --         95,244           31,690               --        126,934
                                         --------       --------         --------         --------       --------
SENIOR DEBT...........................         --         82,978            5,904               --         88,882
SUBORDINATED DEBT.....................    275,000             --               --               --        275,000
OTHER LONG-TERM LIABILITIES...........      1,340         53,647            1,028               --         56,015
INTERCOMPANY ADVANCES.................       (297)       (13,076)          13,373               --             --
STOCKHOLDERS' EQUITY..................     96,785        364,461           53,232          417,693         96,785
                                         --------       --------         --------         --------       --------
       Total liabilities and
          stockholders' equity........   $372,828       $583,254         $105,227         $417,693       $643,616
                                         ========       ========         ========         ========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                        UNITED STATES
                                           U.S. CAN      CAN COMPANY      USC EUROPE                       U.S. CAN
                                          CORPORATION   (SUBSIDIARY)    (NON-GUARANTOR                   CORPORATION
                                           (PARENT)       GUARANTOR      SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                          -----------   -------------   --------------    ------------   ------------
                                                                        (000'S OMITTED)
NET SALES...............................   $     --        $633,901        $105,032         $    --        $738,933
COST OF SALES...........................         --         551,256          96,463              --         647,719
                                           --------        --------        --------         -------        --------
  Gross income..........................         --          82,645           8,569              --          91,214
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................         --          28,158           4,263              --          32,421
SPECIAL CHARGES.........................         --          49,660              --              --          49,660
                                           --------        --------        --------         -------        --------
  Operating income......................         --           4,827           4,306              --           9,133
INTEREST EXPENSE ON BORROWINGS..........         --          34,869           1,998              --          36,867
AMORTIZATION OF DEFERRED FINANCING
  COSTS.................................         --           1,738              --              --           1,738
OTHER EXPENSE...........................         --           1,851              --              --           1,851
EQUITY EARNING SUBSIDIARY...............    (32,032)          1,312                          30,720              --
PROVISION (BENEFIT) FOR INCOME TAXES....         --         (12,859)            996              --         (11,863)
EXTRAORDINARY ITEM......................         --              --              --              --              --
NET LOSS FROM DISCONTINUED OPERATIONS...         --            (159)             --              --            (159)
NET LOSS ON DISCONTINUATION OF
  BUSINESSES............................         --         (12,413)             --              --         (12,413)
                                           --------        --------        --------         -------        --------
NET INCOME (LOSS).......................   $(32,032)       $(32,032)       $  1,312         $30,720        $(32,032)
                                           ========        ========        ========         =======        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                        UNITED STATES
                                           U.S. CAN      CAN COMPANY                                       U.S. CAN
                                          CORPORATION   (SUBSIDIARY)                                     CORPORATION
                                           (PARENT)       GUARANTOR       USC EUROPE      ELIMINATIONS   CONSOLIDATED
                                          -----------   -------------     ----------      ------------   ------------
                                                                        (000'S OMITTED)
NET SALES...............................    $    --        $603,772         $32,763         $     --       $636,535
COST OF SALES...........................         --         512,938          30,500               --        543,438
                                            -------        --------         -------         --------       --------
  Gross Income..........................         --          90,834           2,263               --         93,097
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................         --          26,528           1,288               --         27,816
SPECIAL CHARGES.........................         --                                                               0
                                            -------        --------         -------         --------       --------
  Operating Income......................         --          64,306             975               --         65,281
INTEREST EXPENSE ON BORROWINGS..........         --          28,159             228               --         28,387
AMORTIZATION OF DEFERRED FINANCING
  COSTS.................................         --           1,518              --               --          1,518
OTHER EXPENSE...........................         --           1,531             (63)              --          1,468
EQUITY EARNINGS SUBSIDIARY..............     11,751             511              --          (12,262)             0
PROVISION FOR INCOME TAXES..............         --          13,885             299               --         14,184
EXTRAORDINARY ITEM......................         --          (5,250)             --               --         (5,250)
NET LOSS FROM DISCONTINUED OPERATIONS...         --          (2,723)             --               --         (2,723)
NET LOSS ON DISCONTINUATION OF
  BUSINESSES............................         --              --              --               --             --
                                            -------        --------         -------         --------       --------
NET INCOME (LOSS).......................    $11,751        $ 11,751         $   511         $(12,262)      $ 11,751
                                            =======        ========         =======         ========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                        US CAN
                                         US CAN        COMPANY        USC EUROPE                       US CAN
                                       CORPORATION   (SUBSIDIARY)   (NON-GUARANTOR                  CORPORATION
                                        (PARENT)      GUARANTOR     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                       -----------   ------------   --------------   ------------   ------------
                                                                    (000'S OMITTED)
CASH FLOWS FROM OPERATING
  ACTIVITIES.........................   $     --       $ 64,653        $   (229)       $     --       $ 64,424
                                        --------       --------        --------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Capital expenditures...............         --        (36,122)        (17,908)             --        (54,030)
  Acquisition of businesses, net of
     cash acquired...................         --        (12,398)             --              --        (12,398)
  Proceeds on sale of business.......         --          1,000              --              --          1,000
  Proceeds from sale of property.....         --             --             630              --            630
  Machinery repair parts usage,
     net.............................         --             88            (450)             --           (362)
                                        --------       --------        --------        --------       --------
     Net cash used in investing
       activities....................         --        (47,432)        (17,728)             --        (65,160)
                                        --------       --------        --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and
     exercise of stock options.......         --            152              --              --            152
  Net borrowings under the revolving
     line of credit and changes in
     cash overdrafts.................         --          1,931              --              --          1,931
  Borrowings of other long-term debt,
     including capital lease
     obligations.....................         --         (1,086)         26,021              --         24,935
  Payments of other long-term debt,
     including capital lease
     obligations.....................         --        (21,628)           (724)             --        (22,352)
  Payments of debt refinancing
     costs...........................         --         (1,574)             --              --         (1,574)
  Purchase of treasury stock, net....         --         (1,179)             --              --         (1,179)
                                        --------       --------        --------        --------       --------
     Net cash provided by financing
       activities....................         --       $(23,384)         25,297              --          1,913
                                        --------       --------        --------        --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH...............................         --       $     --          (2,370)             --         (2,370)
                                        --------       --------        --------        --------       --------
INCREASE IN CASH AND CASH
  EQUIVALENTS........................         --       $ (6,163)          4,970              --         (1,193)
CASH AND CASH EQUIVALENTS, beginning
  of year............................         --       $    628           7,338              --          7,966
                                        --------       --------        --------        --------       --------
CASH AND CASH EQUIVALENTS, end of
  year...............................   $     --       $ (5,535)       $ 12,308        $     --       $  6,773
                                        ========       ========        ========        ========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

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
                                      ========          =========         ========          ========       =========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited interim results of operations for each of the quarters in 1996 and 1997.

                                 FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                              -------------------   -------------------   -------------------   -------------------
                                1996       1997       1996       1997       1996       1997       1996       1997
                                ----       ----       ----       ----       ----       ----       ----       ----
                                                     (000'S OMITTED, EXCEPT PER SHARE DATA)
NET SALES...................  $144,286   $198,781   $149,075   $190,592   $154,977   $189,169   $188,197   $160,391
COST OF SALES...............   122,499    173,016    126,330    167,844    132,305    165,781    162,304    141,078
                              --------   --------   --------   --------   --------   --------   --------   --------
  Gross Income..............    21,787     25,765     22,745     22,748     22,672     23,388     25,893     19,313
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES...     6,422      8,668      6,436      8,115      6,525      7,667      8,433      7,971
SPECIAL CHARGES(a)..........        --         --         --         --         --     35,012         --     14,648
                              --------   --------   --------   --------   --------   --------   --------   --------
  Operations Income
    (Loss)..................    15,365     17,097     16,309     14,633     16,147    (19,291)    17,460     (3,306)
INTEREST EXPENSE ON
  BORROWINGS................     6,186      9,255      6,335      9,187      6,992      9,274      8,874      9,151
AMORTIZATION OF DEFERRED
  FINANCING COSTS...........       426        439        376        455        331        475        385        369
OTHER EXPENSES..............       372        429        391        460        362        482        343        480
PROVISION (BENEFIT) FOR
  INCOME TAXES..............  3,493...      2,727      3,856      1,716      3,548    (11,347)     3,287     (4,959)
                              --------   --------   --------   --------   --------   --------   --------   --------
  Income (Loss) From
    Continuing Operations...     4,888      4,247      5,351      2,815      4,914    (18,175)     4,571     (8,347)
DISCONTINUED OPERATIONS, NET
  OF TAX(a).................      (558)        91       (274)       (44)      (335)   (11,632)    (1,556)      (987)
EXTRAORDINARY ITEM -- NET OF
  TAX(b)....................        --         --         --         --         --         --     (5,250)        --
                              --------   --------   --------   --------   --------   --------   --------   --------
NET INCOME (LOSS)...........  $  4,330   $  4,338   $  5,077   $  2,771   $  4,579   $(29,807)  $ (2,235)  $ (9,334)
                              ========   ========   ========   ========   ========   ========   ========   ========
DILUTED EARNINGS (LOSS) PER
  SHARE.....................  $   0.33   $   0.33   $   0.39   $   0.21   $   0.35   $  (2.26)  $  (0.17)  $  (0.71)
                              ========   ========   ========   ========   ========   ========   ========   ========
Weighted average shares and
  equivalent shares
  outstanding (000's).......    13,005     13,155     13,063     13,163     13,120     13,210     13,158     13,129
Stock Market Price Range
  High......................  $ 17.375   $ 17.750   $ 18.250   $ 17.250   $ 16.375   $ 17.375   $ 17.250   $ 18.750
  Low.......................  $ 13.250   $ 14.500   $ 16.125   $ 14.000   $ 14.500   $ 12.875   $ 15.250   $ 15.750

-------------------------
(a) See Note 3 of the "Notes to Consolidated Financial Statements."

(b) See Note 5 of the "Notes to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Corporation's 1998 Proxy Statement to be filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's 1998 Proxy Statement to be filed with the Commission, excluding, however, the Compensation and Management Development Committee Report and the performance graph contained therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's 1998 Proxy Statement to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's 1998 Proxy Statement to be filed with the Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements commence on p. 21.

         (2) Financial Statement Schedules

           All schedules are omitted as they are inapplicable or not required, or the required information is included in the financial statements or in the notes thereto.

        (3) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                                         INCORPORATION
EXHIBIT                                                                  BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
-------                     -----------------------                     ---------------
 3.1      Restated Certificate of Incorporation.......................         @4.3
 3.2      By-laws.....................................................        @@4.1
 4.1      Indenture for 10 1/8% Notes.................................       @@@4.2
 4.2      Amended and Restated Credit Agreement, dated as of April 27,
          1997........................................................         +4.1
 4.3      Amendment No. 1 to Credit Agreement.........................       ++10.3
 4.4      Amendment No. 2 to Credit Agreement.........................
 4.5      Shareholder Rights Agreement................................       ###4.1
10.1      Stock and Warrant Purchase Agreement with Salomon Brothers
          Holding Company dated May 2, 1990...........................        *10.1
10.2      Letter Agreement with Salomon Brothers dated May 2, 1990....        *10.3
10.3      Sublease Agreement for Commerce, CA plant dated, February
          10, 1989....................................................       *10.10
10.4      Lease, as amended, for Weirton, WV plant dated January 1,
          1976........................................................       *10.11
10.5      Lease for Burns Harbor, IN plant dated December 5, 1987.....      **10.12
10.6      Voghera, Italy lease (English translation)..................      ***10.6
10.7      Lease Agreement, as amended, for Alsip, IL plant dated
          August 1, 1980..............................................      **10.15
10.8      Employment Agreement with William J. Smith dated March 26,
          1993........................................................  sec.sec.sec.10.9
10.9      Employment Agreement with Timothy W. Stonich dated March 15,
          1993........................................................  sec.sec.10.10

                                                                         INCORPORATION
EXHIBIT                                                                  BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
-------                     -----------------------                     ---------------
10.10     The Corporation's Incentive Stock Option Plan...............       *10.20
10.11     Lease for Baltimore, MD plant with San Tomas Limited
          Partnership dated October 24, 1991..........................      **10.23
10.12     Administrative Consent Order with the New Jersey Department of Environmental Protection and Energy (including
          Fully-Funded Trust Agreement)...............................      xx10.29
10.13     Sublease for Green Bay, WI facility, dated October 31,
          1992........................................................     sec.28.2
10.14     Nonqualified Supplemental Benefit Plan for William J. Smith
          (including Supplemental Benefit Agreement and Split-Dollar
          Insurance Agreement)........................................      xx10.31
10.15     U.S. Can Corporation Stockholders Agreement.................  sec.sec.10.25
10.16     1993 Stock Option Plan......................................       #10.28
10.17     Employment Agreement with Frank J. Galvin dated March 26,
          1993........................................................  sec.sec.10.29
10.18     Lease for Brookfield, OH facility, dated January 8, 1987....  sec.sec.sec.10.30
10.19     Second amendment to lease for Oak Brook, IL headquarters
          dated May 16, 1994..........................................   para.10.29
10.20     Amendment No. 4 to lease for Weirton, WV, dated December 29,
          1994........................................................   para.10.30
10.21     Lease Amendment to Burns Harbor, IN, dated September 1,
          1994........................................................   para.10.31
10.22     Merthyr Tydfil, Wales Lease.................................     ***10.24
10.23     Lease Amendment to Alsip, IL, dated September 1, 1994.......   para.10.33
10.24     Lease for Fern Park, FL, dated May 16, 1994.................   para.10.35
10.25     First amendment to lease for Trenton, NJ, dated January 19,
          1995........................................................   para.10.36
10.26     Letter agreement with Salomon Brothers, dated October 11,
          1995........................................................     +++10.29
10.27     Employment agreement with Tony Bonadonna, dated July 1,
          1994........................................................     +++10.31
10.28     Non-Qualified Supplemental 401(k) Plan......................     +++10.33
10.29     Non-Qualified Benefit Replacement Plan......................     +++10.34
10.30     Change in Control Agreement with Frank J. Galvin............      ###10.3
10.31     Change in Control Agreement with Timothy W. Stonich.........      ###10.5
10.32     Restricted Stock Agreement with Frank J. Galvin.............      ###10.2
10.33     Restricted Stock Agreement with Timothy W. Stonich..........      ###10.4
10.34     1995 Equity Incentive Plan..................................          xxx
10.35     Amendment No. 1 to Employment Agreement with Frank J.
          Galvin......................................................     +++10.44
10.36     Amendment No. 1 to Employment Agreement with Timothy W.
          Stonich.....................................................     +++10.45
10.37     Agreement regarding Amendment and Restatement of Oak Brook
          Lease, dated March 6, 1992..................................     +++10.46
10.38     Columbiana, Ohio lease Agreement, dated January 23, 1990....     +++10.47
10.39     Burns Harbor Lease Amendment No. 1, dated August 18, 1994...     +++10.48
10.40     Burns Harbor Lease Amendment No. 3, dated February 1,
          1995........................................................     +++10.49
10.41     Addendum No. II to Brookfield, Ohio Lease, dated September
          27, 1991....................................................     +++10.50
10.42     First Amendment to Lease for the Baltimore, Maryland plant
          with San Tomas Limited Partnership, dated May 8, 1994.......     +++10.51
10.43     Lease Agreement for the Columbia Specialty plant in
          Baltimore, Maryland, dated May 6, 1994......................     +++10.52
10.44     Warren, Ohio Lease Agreement, dated January 23, 1990........     +++10.53
10.45     Amendment No. 3 to Weirton Lease Agreement, dated October
          29, 1993....................................................     +++10.55
10.46     Engagement agreement and related agreement dated April 25,
          1996, with Salomon Brothers Inc.............................        $10.2
10.47     Newnan, Georgia Lease.......................................      @@@10.3
10.48     Alliance, Ohio Lease........................................      @@@10.4
10.49     Salomon Smith Barney Engagement, dated January 30, 1998.....
10.50     1997 Equity Incentive Plan..................................
10.51     Change-In-Control Agreement with David Ford.................
10.52     David Ford Restricted Stock Agreement.......................

                                                                         INCORPORATION
EXHIBIT                                                                  BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
-------                     -----------------------                     ---------------
10.53     William J. Smith Restricted Stock Agreement.................
10.54     Paul W. Jones Offer Letter..................................
10.55     Engagement agreement dated September 3, 1997, with Salomon
          Brothers Inc................................................       **10.2
10.56     Indemnification agreement dated July 9, 1997, with Salomon
          Brothers Inc................................................       **10.1
10.57     Form of Non-employee Director Restricted Stock Agreement and
          October 1997 schedule.......................................
10.58     John R. McGowan Employment Agreement........................
10.59     Lawrence T. Messina Employment Agreement....................
10.60     Amendment 1 to J. R. McGowan Employment Agreement...........
10.61     Amendment dated 11/17/97 to F. J. Galvin Employment
          Agreement...................................................
10.62     Amendment 1 to A. F. Bonadonna Employment Agreement.........
23.1      Consent of Independent Public Accountants
27.1      Financial Data Schedule (EDGAR version only)................

-------------------------

  @ Previously filed with Registration Statement on Form S-3 of the Corporation, on June 1, 1994 (Reg. No. 33-79556).
 @@  Previously filed with Form S-8 Registration Statement of the
     Corporation, on March 23, 1994 (Reg. No. 33-76742).
@@@  Previously filed with Form 10-Q of the Corporation and U.S.
     Can for the quarterly period ended September 29, 1996.
###  Previously filed with Form 10-Q of the Corporation and U.S.
     Can for the quarterly period ended October 1, 1995.
  * Previously filed with Form 10-Q of the Corporation for the quarterly period ended April 6, 1997.
 ** Previously filed with Form 10-Q of the Corporation for the quarterly period ended October 5, 1997.
*** Previously filed with Form 10-K of the Corporation for the year ended December 31, 1996.
  x  Previously filed with Form 8-K of the Corporation and U.S.
     Can filed on May 14, 1996.
  +  Previously filed with Form 10-Q of the Corporation and U.S.
     Can for the quarter ended March 31, 1996.
  #  Previously filed with Form 8-K of the Corporation and U.S.
     Can filed on August 9, 1996.
 xx Previously filed with the Form S-1 Registration Statement of the Corporation filed on January 6, 1993 (Registration No.
     33-56804).
xxx  Previously filed with the Corporation's 1995 Proxy
     Statement.
sec. Previously filed with the Form 10-Q Quarterly Report of U.S.
     Can for the Quarterly Period Ended April 3, 1994.
sec.sec. Previously filed with the Form 10-K Annual Report of U.S.
     Can for the Fiscal Year Ended December 31, 1992.
sec.sec.sec. Previously filed with the Form 10-Q Joint Quarterly Report of the Corporation and U.S. Can for the Quarterly Period
     Ended April 3, 1994.
 ++ Previously filed with Form 10-Q Joint Quarterly Report of the Corporation and U.S. Can for the quarterly period ended
     July 2, 1995.
+++  Previously filed with Form 10-K Joint Annual Report of the
     Corporation and U.S. Can for the fiscal year ended December
     31, 1995.
para. Previously filed with the Joint Annual Report of the Corporation and U.S. Can for the Fiscal Year Ended December
     31, 1994.
  $  Previously filed with Form 10-Q of the Corporation and U.S.
     Can for the quarter ended June 30, 1996.

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

     (b) No reports on Form 8-K were filed by the Corporation during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1998.

                                          U.S. CAN CORPORATION

                                          By:     /s/ WILLIAM J. SMITH
                                            ------------------------------------
                                                      William J. Smith
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 1998.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                /s/ WILLIAM J. SMITH                        Chairman of the Board
-----------------------------------------------------
                  William J. Smith

                /s/ WILLIAM J. SMITH                        President and Chief Executive Officer
-----------------------------------------------------
                  William J. Smith

               /s/ TIMOTHY W. STONICH                       Executive Vice President, Finance, Chief
-----------------------------------------------------       Financial Officer and Secretary
                 Timothy W. Stonich

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

                 /s/ CARL FERENBACH                         Director
-----------------------------------------------------
                   Carl Ferenbach

                  /s/ RICARDO POMA                          Director
-----------------------------------------------------
                    Ricardo Poma

               /s/ FRANCISCO A. SOLER                       Director
-----------------------------------------------------
                 Francisco A. Soler

              /s/ MICHAEL J. ZIMMERMAN                      Director
-----------------------------------------------------
                Michael J. Zimmerman

                                EXHIBIT INDEX





EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT
------           -----------------------

 4.4    Amendement no. 2 to Credit Agreement
10.49   Salomon Smith Barney Engagement Agreement, dated January 30, 1998
10.50   1997 Equity Incentive Plan
10.51   Change-In control Agreement with David Ford
10.52   David Ford Restricted Stock Agreement
10.53   William Smith Restricted Stock Agreement
10.54   Paul Jones Offer Letter
10.57 Form of Non-Employee Director Restricted Stock Agreement and October 1997 Schedule
10.58   John R. McGowan Employment Agreement
10.59   Lawrence T. Messina Employee Agreement
10.60   Amendment 1 to J.R. McGowan Employment Agreement
10.61   Amendment dated 11/17/97 to F.J. Galvin Employment Agreement
10.62   Amendment 1 to A.F. Bonadonna Employment Agreement
23.1    Consent of Independent Public Accountants
27.1    Financial Data Schedule