Form 10-K/A
period 1997-12-31
US CAN CORP
filed 1998-05-14
CIK 895726

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------


                                 FORM 10-K/A-1


                               AMENDMENT NO. 1 TO


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

ITEM 2. PROPERTIES


     The Company has 35 manufacturing facilities located in 12 states in the U.S. and in five countries abroad, many of which are strategically positioned near principal customers and suppliers. In Europe, USC Europe has production locations in the five largest regional markets, including the United Kingdom, France, Spain, Italy and Germany. The following table sets forth certain information with respect to these plants as of February 28, 1998.


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

                     U.S. CAN CORPORATION AND SUBSIDIARIES


                                                          FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1993        1994        1995        1996        1997
                                                ----        ----        ----        ----        ----
                                               (000'S OMITTED, EXCEPT PER SHARE DATA AND PERCENTAGES)
OPERATING DATA:
Net sales.................................    $440,595    $532,652    $549,758    $636,535    $738,933
Cost of sales.............................     377,968     451,684     476,877     543,438     647,719
                                              --------    --------    --------    --------    --------
  Gross income............................      62,627      80,968      72,881      93,097      91,214
Selling, general and administrative
  expenses................................      19,818      24,087      26,214      27,816      32,421
Special charges(a)........................          --          --       8,000          --      49,660
                                              --------    --------    --------    --------    --------
  Operating income........................      42,809      56,881      38,667      65,281       9,133
Interest expense on borrowings............      19,576      21,830      24,513      28,387      36,867
Amortization of deferred financing
  costs...................................       1,052       1,307       1,543       1,518       1,738
Consolidation expense.....................         622         463         327          --          --
Other expense.............................         648       1,117       1,349       1,468       1,851
                                              --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes, minority interest
  and extraordinary item..................      20,911      32,164      10,935      33,908     (31,323)
Provision (benefit) for income taxes......       9,018      13,474       4,826      14,184     (11,863)
                                              --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before minority interest and
  extraordinary item......................      11,893      18,690       6,109      19,724     (19,460)
Minority interest(b)......................        (608)         --          --          --          --
                                              --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before extraordinary item...............      11,285      18,690       6,109      19,724     (19,460)
Discontinued operations, net of income
  taxes(c)
  Net loss from discontinued operations...        (361)       (120)     (2,170)     (2,723)       (159)
  Net loss on sale of businesses..........          --          --          --          --     (12,413)
Extraordinary item -- loss from early
  extinguishment of debt, net of income
  taxes...................................      (3,402)         --          --      (5,250)         --
                                              --------    --------    --------    --------    --------
Net income (loss).........................    $  7,522    $ 18,570    $  3,939    $ 11,751    $(32,032)
                                              --------    --------    --------    --------    --------
DILUTED PER SHARE DATA(D):
Income (loss) from continuing operations
  before extraordinary item...............    $   1.23    $   1.74    $   0.48    $   1.51    $  (1.49)
Extraordinary item........................       (0.37)         --          --       (0.40)         --
Discontinued operations...................       (0.04)      (0.01)      (0.17)      (0.21)      (0.96)
                                              --------    --------    --------    --------    --------
Net income (loss).........................    $   0.82    $   1.73    $   0.31    $   0.90    $  (2.45)
                                              --------    --------    --------    --------    --------
Weighted average shares outstanding
  (000's).................................       9,212      10,714      12,839      13,090      13,048
                                              --------    --------    --------    --------    --------
OTHER DATA:
Capital expenditures......................    $ 22,010    $ 32,516    $ 31,379    $ 48,630    $ 54,030
Gross margin..............................       14.2%       15.2%       13.3%       14.6%       12.3%
Operating margin..........................        9.7%       10.7%        7.0%       10.2%        1.2%

                                                                 AS OF DECEMBER 31,
                                              --------------------------------------------------------
                                                1993        1994        1995        1996        1997
                                                ----        ----        ----        ----        ----
                                                                  (000'S OMITTED)
BALANCE SHEET DATA:
Current assets............................    $ 99,551    $134,279    $147,185    $232,564    $230,619
Total assets..............................     306,588     400,724     455,436     643,616     633,704
Current liabilities.......................      70,171      95,475      98,237     126,934     149,848
Total debt (including current
  maturities).............................     182,822     200,646     244,576     375,810     376,141
Total stockholders' equity (e)............      18,509      74,910      81,827      96,785      62,313


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


     In January 1997, the Company acquired certain assets from Owens-Illinois Closure Inc. ("O-I") for cash consideration of $10 million, subject to adjustment based upon the actual value of the inventory acquired and potential contingent payments of up to $1.5 million based upon realization of certain new business which O-I was seeking at the time of the acquisition. The assets acquired by the Company include machinery, equipment, inventory and raw materials of O-I's Erie, Pennsylvania metal business. These lines have been relocated into one or more of the Company's plants.


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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 18, 1998

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)


                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1996            1997
                                                                ------------    ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $   7,966       $   6,773
  Accounts receivable, less allowances of $10,895 and
    $15,134 in 1996 and 1997, respectively..................        86,822          74,137
  Inventories...............................................       113,143         109,458
  Prepaid expenses and other current assets.................        15,261          17,503
  Prepaid income taxes......................................         9,372          22,748
                                                                 ---------       ---------
      Total current assets..................................       232,564         230,619
                                                                 ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................         5,425           5,485
  Buildings.................................................        62,421          73,277
  Machinery, equipment and construction in process..........       408,428         427,404
                                                                 ---------       ---------
                                                                   476,274         506,166
  Less -- Accumulated depreciation and amortization.........      (153,160)       (181,869)
                                                                 ---------       ---------
      Total property, plant and equipment...................       323,114         324,297
                                                                 ---------       ---------
MACHINERY REPAIR PARTS......................................         6,057           6,396
INTANGIBLES.................................................        67,206          59,578
OTHER ASSETS................................................        14,675          12,814
                                                                 ---------       ---------
      Total assets..........................................     $ 643,616       $ 633,704
                                                                 =========       =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................     $  11,928       $   9,635
  Cash overdrafts...........................................         3,769           7,800
  Accounts payable..........................................        56,355          50,686
  Accrued payrolls and benefits.............................        25,786          24,358
  Accrued insurance.........................................         6,770           6,607
  Restructuring reserves....................................            --          31,645
  Other current liabilities.................................        22,326          19,117
                                                                 ---------       ---------
      Total current liabilities.............................       126,934         149,848
                                                                 ---------       ---------
SENIOR DEBT.................................................        88,882          91,506
SUBORDINATED DEBT...........................................       275,000         275,000
                                                                 ---------       ---------
      Total long-term debt..................................       363,882         366,506
                                                                 ---------       ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits...................................        26,128          27,387
  Deferred income taxes.....................................        27,892          17,973
  Other long-term liabilities...............................         1,995           9,677
                                                                 ---------       ---------
      Total other long-term liabilities.....................        56,015          55,037
                                                                 ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued or outstanding..................            --              --
  Common stock, $.01 par value; 50,000,000 shares authorized
    12,995,636 and 13,097,855 shares issued in 1996 and
    1997, respectively......................................           130             131
  Paid-in capital...........................................       105,582         108,003
  Unearned restricted stock.................................        (2,581)         (2,558)
  Treasury common stock, at cost; 20,651 and 44,159 shares
    in 1996 and 1997, respectively..........................          (256)           (714)
  Currency translation adjustment...........................         1,622          (2,193)
  Retained deficit..........................................        (7,712)        (40,356)
                                                                 ---------       ---------
      Total stockholders' equity............................        96,785          62,313
                                                                 ---------       ---------
         Total liabilities and stockholders' equity.........     $ 643,616       $ 633,704
                                                                 =========       =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000'S OMITTED, EXCEPT PER SHARE DATA)


                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995        1996        1997
                                                                ----        ----        ----
NET SALES...................................................  $549,758    $636,535    $738,933
COST OF SALES...............................................   476,877     543,438     647,719
                                                              --------    --------    --------
  Gross income..............................................    72,881      93,097      91,214
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    26,214      27,816      32,421
SPECIAL CHARGES.............................................     8,000          --      49,660
                                                              --------    --------    --------
  Operating income..........................................    38,667      65,281       9,133
INTEREST EXPENSE ON BORROWINGS..............................    24,513      28,387      36,867
AMORTIZATION OF DEFERRED FINANCING COSTS....................     1,543       1,518       1,738
OTHER EXPENSE...............................................     1,676       1,468       1,851
                                                              --------    --------    --------
  Income (loss) before income taxes.........................    10,935      33,908     (31,323)
PROVISION (BENEFIT) FOR INCOME TAXES........................     4,826      14,184     (11,863)
                                                              --------    --------    --------
  Income (loss) from continuing operations before
     extraordinary item.....................................     6,109      19,724     (19,460)
DISCONTINUED OPERATIONS, net of income taxes
  Net loss from discontinued operation......................    (2,170)     (2,723)       (159)
  Net loss on sale of businesses............................        --          --     (12,413)
EXTRAORDINARY ITEM, net of income taxes.....................        --      (5,250)         --
                                                              --------    --------    --------
NET INCOME (LOSS)...........................................  $  3,939    $ 11,751    $(32,032)
                                                              ========    ========    ========
PER SHARE DATA:
  Basic:
     Income (loss) from continuing operations before
       extraordinary item...................................  $   0.48    $   1.53    $  (1.49)
     Discontinued operations................................     (0.17)      (0.21)      (0.96)
     Extraordinary item.....................................        --       (0.41)         --
                                                              --------    --------    --------
       Net income (loss)....................................  $   0.31    $   0.91    $  (2.45)
                                                              ========    ========    ========
       Weighted average shares outstanding (000's)..........    12,659      12,929      13,048
                                                              ========    ========    ========
  Diluted:
     Income (loss) from continuing operations before
       extraordinary item...................................  $   0.48    $   1.51    $  (1.49)
     Discontinued operations................................     (0.17)      (0.21)      (0.96)
                                                              --------    --------    --------
     Extraordinary item.....................................        --       (0.40)         --
       Net income (loss)....................................  $   0.31    $   0.90    $  (2.45)
                                                              ========    ========    ========
       Weighted average shares and equivalent shares
          outstanding (000's)...............................    12,839      13,090      13,048
                                                              ========    ========    ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U. S. CAN CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                (000'S OMITTED)


                                                            UNEARNED    TREASURY   CUMULATIVE    RETAINED
                                       COMMON   PAID-IN    RESTRICTED    COMMON    TRANSLATION   EARNINGS
                                       STOCK    CAPITAL      STOCK       STOCK     ADJUSTMENT    (DEFICIT)
                                       ------   -------    ----------   --------   -----------   ---------
BALANCE AT DECEMBER 31, 1994.........   $126    $ 98,799    $    --     $  (468)     $    --     $(23,547)
  Net income.........................     --          --         --          --           --        3,939
  Payments of common stock issuance
     costs...........................     --         (22)        --          --           --           --
  Issuance of stock under employee
     benefit plans...................      1       1,488         --          --           --           --
  Purchase of treasury stock.........     --          --         --        (209)          --           --
  Issuance of treasury stock.........                704                    358
  Exercise of stock options..........      1         123         --          --           --           --
  Income tax benefit related to
     exercise of nonqualified stock
     options.........................     --         661         --          --           --           --
  Issuance of restricted stock.......      1       2,160     (2,161)         --           --           --
  Amortization of unearned restricted
     stock...........................     --          --        109          --           --           --
  Equity adjustment to reflect
     minimum pension liability.......     --          --         --          --           --         (236)
                                        ----    --------    -------     -------      -------     --------
BALANCE AT DECEMBER 31, 1995.........    129     103,913     (2,052)       (319)          --      (19,844)
  Net income.........................     --          --         --          --           --       11,751
  Issuance of stock under employee
     benefit plans...................     --         516         --                       --           --
  Purchase of treasury stock.........     --          --         --        (233)          --           --
  Issuance of treasury stock.........     --         129         --         296           --           --
  Exercise of stock options..........     --          18         --          --           --           --
  Issuance of restricted stock.......      1       1,006     (1,007)         --           --           --
  Amortization of unearned restricted
     stock...........................     --          --        478          --           --           --
  Equity adjustment to reflect
     minimum pension liability.......     --          --         --          --           --          381
  Cumulative translation
     adjustment......................     --          --         --          --        1,622           --
                                        ----    --------    -------     -------      -------     --------
BALANCE AT DECEMBER 31, 1996.........    130     105,582     (2,581)       (256)       1,622       (7,712)
  Net loss...........................     --          --         --          --           --      (32,032)
  Issuance of stock under employee
     benefit plans...................                778         --         721           --           --
  Purchase of treasury stock.........     --          --         --      (1,179)          --           --
  Exercise of stock options..........     --         152         --          --           --           --
  Issuance of restricted stock.......      1       1,491     (1,492)         --           --           --
  Amortization of unearned restricted
     stock...........................     --          --      1,515          --           --           --
  Equity adjustment to reflect
     minimum pension liability.......     --          --         --          --           --         (612)
  Cumulative translation
     adjustment......................     --          --         --          --       (3,815)          --
                                        ----    --------    -------     -------      -------     --------
BALANCE AT DECEMBER 31, 1997.........   $131    $108,003    $(2,558)    $  (714)     $(2,193)    $(40,356)
                                        ====    ========    =======     =======      =======     ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000'S OMITTED)


                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1995       1996        1997
                                                                ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  3,939   $  11,751   $(32,032)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Depreciation and amortization..........................    28,238      33,977     42,434
     Special charges........................................     8,000          --     49,660
     Loss on sale of business...............................        --          --     12,413
     Extraordinary loss on extinguishment of debt...........        --       5,250         --
     Deferred income taxes..................................      (421)      4,776    (12,859)
  Change in operating assets and liabilities, net of effect
     of acquired businesses --
  Accounts receivable.......................................    (1,373)     (7,948)    12,059
     Inventories............................................     4,716     (15,942)     3,785
     Accounts payable.......................................   (15,832)      6,077     (5,193)
     Accrued payrolls and benefits, insurance and other.....    (3,860)     (6,296)   (11,781)
     Postretirement benefits................................       545         599      1,259
     Other, net.............................................       840      (1,322)     4,679
                                                              --------   ---------   --------
       Net cash provided by operating activities............    24,792      30,922     64,424
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (31,379)    (48,630)   (54,030)
  Acquisition of businesses, net of cash acquired...........   (29,941)    (80,894)   (12,398)
  Proceeds on sale of business..............................        --          --      1,000
  Change in restricted cash.................................    (3,500)      1,455         --
  Proceeds from sale of property............................       600       1,515        630
  Machinery repair parts usage (purchases), net.............        63        (662)      (362)
                                                              --------   ---------   --------
       Net cash used in investing activities................   (64,157)   (127,216)   (65,160)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options....       124          18        152
  Net borrowings under the revolving line of credit and
     changes in cash overdrafts.............................    46,884     (25,052)     1,931
  Issuance of 10 1/8% notes.................................        --     275,000         --
  Amounts paid in escrow....................................        --    (109,728)        --
  Borrowings of other long-term debt, including capital
     lease obligations......................................    10,911      14,247     24,935
  Payments of other long-term debt, including capital lease
     obligations............................................   (17,973)    (41,424)   (22,352)
  Payments of debt refinancing costs........................      (337)     (9,259)    (1,574)
  Payments of common stock issuance costs...................       (22)         --         --
  Purchase of treasury stock, net...........................      (209)       (233)    (1,179)
                                                              --------   ---------   --------
       Net cash provided by financing activities............    39,378     103,569      1,913
                                                              --------   ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        --         555     (2,370)
                                                              --------   ---------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        13       7,830     (1,193)
CASH AND CASH EQUIVALENTS, beginning of year................       123         136      7,966
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $    136   $   7,966   $  6,773
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

     (c) Accounts Receivable Allowances -- Activity in the accounts receivable allowances accounts was as follows (000's omitted):


                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1995      1996       1997
                                                               ----      ----       ----
Balance at beginning of year................................  $ 4,116   $ 5,451   $ 10,895
  Provision for doubtful accounts...........................      220       459      1,065
  Reserve for doubtful accounts from business
     acquisitions...........................................      160     2,636         --
  Provision for discounts, allowances and rebates...........    7,911    10,551     22,036
  Write-offs of doubtful accounts, net of recoveries........     (242)     (546)      (560)
  Discounts, allowances and rebates taken...................   (6,714)   (7,656)   (18,302)
                                                              -------   -------   --------
Balance at end of year......................................  $ 5,451   $10,895   $ 15,134
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


     In the third quarter of 1997, the Company established a restructuring provision of $35 million for plant closings and overhead cost reductions. In the fourth quarter of 1997, the Company, at the direction of its Board of Directors, employed the assistance of external business consultants to review operations and explore other avenues for enhancing shareholder value. As a result of this review, the Company established another restructuring provision of $14.7 million primarily to include further personnel reductions and the reduction of asset value associated with equipment used in the businesses the Company has exited or is in the process of exiting.


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


     As part of the business and operational realignments, the Company has sold its steel pail business. After the 1995 consolidation of the Saddle Brook operation, the Company's steel pail business was conducted entirely from its North Brunswick, New Jersey facility. Substantially all of the assets of this business were sold in November 1997 for $1.4 million in cash and notes plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business through October 5, were approximately $19 million. In addition, the Company is actively seeking to sell its commercial metal services business ("Metal Services"). Metal Services includes two plants in Chicago, Illinois, one plant in each of Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997, 1996 and 1995 revenues from these operations were $116 million, $101 million, and $64 million (excluding intra-Company sales which are expected to be continued by the buyer and including third-party sales from the closed Midwest Litho plant, which (other than sales to S.C. Johnson) have been transferred to other Metal Services plants). The Company anticipates that the sale of Metal Services will be completed in 1998. The Company's historical financial statements have been restated to reflect these businesses as discontinued operations.

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

     The following data represents the Company's unaudited pro forma 1995 and 1996 results of operations as if the significant acquisitions of the CPI Group and USC Europe had occurred on January 1 of the applicable year (000's omitted, except per share data):


                                                           1995           1996
                                                           ----           ----
Net sales..............................................  $698,251       $742,897
Income from continuing operations before extraordinary
  item.................................................     3,241         15,155
Net income.............................................     5,411         12,629
Basic & Diluted Per Share Data:
  Income from continuing operations before
     extraordinary item................................     $0.26          $1.26
  Net income...........................................     $0.42          $0.96


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


     Secured equipment notes, issued at various times since 1990, mature in varying amounts from 1998 to 2003 and bear interest at various rates between 8.1% and 10.4%. Proceeds from these notes were used to purchase certain manufacturing equipment, and the notes are secured by that equipment.


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


     The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. The covenants also restrict the Company's and U.S. Can's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make investments, acquisitions, mergers and transactions with affiliates. Primarily as a result of the 1997 special charges and discontinued operations, the Company failed to comply with certain financial ratios and other covenants during the year and at year end. The Company obtained waivers from the appropriate lenders and have amended the Credit Agreement to better reflect the Company's current configuration and expected operating results. In conjunction with the amended agreement, the Company elected to permanently reduce maximum and current availability by $30 million.



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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     The provision for income taxes before discontinued operations and extraordinary item consisted of the following on a domestic pretax loss of $33.6 million and foreign pretax earnings of $2.3 million for 1997. 1996 and 1995 pretax results were primarily from domestic operations (000's omitted):


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


     The principal items comprising the difference between taxes on income before income taxes and extraordinary item computed at the Federal statutory rate and the actual provision (benefit) for such income taxes for the years presented were as follows (000's omitted):



                                                               1995     1996       1997
                                                               ----     ----       ----
Tax provision (benefit) computed at the statutory rates.....  $3,718   $11,868   $(10,963)
Nondeductible amortization of intangible assets.............     308       370        396
State taxes, net of Federal benefit.........................     492     1,436     (1,253)
Other, net..................................................     308       510        (43)
                                                              ------   -------   --------
  Provision (benefit) for income taxes......................  $4,826   $14,184   $(11,863)
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
                                                              =======   =======


     In accordance with the provisions of SFAS No. 87 -- "Employers' Accounting for Pensions," the Company recorded an additional minimum liability at the end of 1996 representing the excess of the accumulated benefit obligation over the plan assets at fair value and the unfunded accrued pension cost. The additional minimum liability was offset to the extent possible by an intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior-service cost and unrecognized transition liability, the balance of the offset of the additional minimum liability was reported as a reduction of retained earnings, net of related income tax benefits.


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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997


                                                    UNITED STATES
                                       U.S. CAN      CAN COMPANY      USC EUROPE                      U.S. CAN
                                      CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                       (PARENT)      GUARANTOR)      SUBSIDIARY)     ELIMINATIONS   CONSOLIDATED
                                      -----------   -------------   --------------   ------------   ------------
                                                                   (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents.........   $     --        $    415        $  6,358       $      --       $  6,773
  Accounts receivable...............         --          53,559          20,578              --         74,137
  Inventories.......................         --          93,028          16,430              --        109,458
  Prepaid expenses and other
     assets.........................         --          13,904           3,599              --         17,503
  Prepaid income taxes..............         --          22,748              --              --         22,748
                                       --------        --------        --------       ---------       --------
          Total current assets......                    183,654          46,965              --        230,619
                                       --------        --------        --------       ---------       --------
NET PROPERTY, PLANT AND EQUIPMENT...         --         256,464          67,833              --        324,297
INTANGIBLE ASSETS...................         --          59,578              --              --         59,578
OTHER ASSETS........................      7,347          10,240           1,623              --         19,210
INVESTMENT IN SUBSIDIARIES..........    335,962          48,646              --        (384,608)            --
                                       --------        --------        --------       ---------       --------
          Total assets..............   $343,309        $558,582        $116,421       $(384,608)      $633,704
                                       ========        ========        ========       =========       ========
CURRENT LIABILITIES:
  Current maturities of long-term
     debt...........................   $     --        $  6,817        $  2,818       $      --       $  9,635
  Accounts payable..................         --          42,155          16,331              --         58,486
  Other current liabilities.........         --          73,480           8,247              --         81,727
                                       --------        --------        --------       ---------       --------
     Total current liabilities......         --         122,452          27,396              --        149,848
                                       --------        --------        --------       ---------       --------
SENIOR DEBT.........................         --          61,850          29,656              --         91,506
SUBORDINATED DEBT...................    275,000              --              --              --        275,000
OTHER LONG-TERM LIABILITIES.........                     52,031           3,006              --         55,037
INTERCOMPANY ADVANCES...............      5,996         (13,713)          7,717              --             --
STOCKHOLDERS' EQUITY................     62,313         335,962          48,646        (384,608)        62,313
                                       --------        --------        --------       ---------       --------
          Total liabilities and
            equity..................   $343,309        $558,582        $116,421       $(384,608)      $633,704
                                       ========        ========        ========       =========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996


                                                      UNITED STATES
                                                           CAN
                                         U.S. CAN        COMPANY        USC EUROPE                       U.S. CAN
                                        CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                   CORPORATION
                                         (PARENT)      GUARANTOR)      SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                        -----------   -------------   --------------    ------------   ------------
                                                                      (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents...........   $     --       $    628         $  7,338        $      --       $  7,966
  Accounts receivable.................         --         61,000           25,822               --         86,822
  Inventories.........................         --         98,179           14,964               --        113,143
  Prepaid expenses and other assets...         --         12,883            2,378               --         15,261
  Prepaid income taxes................        696          8,676               --               --          9,372
                                         --------       --------         --------        ---------       --------
       Total current assets...........        696        181,366           50,502               --        232,564
NET PROPERTY, PLANT AND EQUIPMENT.....         --        269,281           53,833               --        323,114
INTANGIBLE ASSETS.....................         --         67,206               --               --         67,206
OTHER ASSETS..........................      7,671         12,169              892               --         20,732
INVESTMENT IN SUBSIDIARIES............    364,461         53,232               --         (417,693)            --
                                         --------       --------         --------        ---------       --------
       Total assets...................   $372,828       $583,254         $105,227        $(417,693)      $643,616
                                         ========       ========         ========        =========       ========
CURRENT LIABILITIES
  Current maturities of long-term
     debt.............................   $     --       $ 11,567         $    361        $      --       $ 11,928
  Accounts payable....................         --         40,490           19,634               --         60,124
  Other current liabilities...........         --         43,187           11,695               --         54,882
                                         --------       --------         --------        ---------       --------
       Total current liabilities......         --         95,244           31,690               --        126,934
                                         --------       --------         --------        ---------       --------
SENIOR DEBT...........................         --         82,978            5,904               --         88,882
SUBORDINATED DEBT.....................    275,000             --               --               --        275,000
OTHER LONG-TERM LIABILITIES...........      1,340         53,647            1,028               --         56,015
INTERCOMPANY ADVANCES.................       (297)       (13,076)          13,373               --             --
STOCKHOLDERS' EQUITY..................     96,785        364,461           53,232         (417,693)        96,785
                                         --------       --------         --------        ---------       --------
       Total liabilities and
          stockholders' equity........   $372,828       $583,254         $105,227        $(417,693)      $643,616
                                         ========       ========         ========        =========       ========

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
                                           ========        ========        ========         =======        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                                        UNITED STATES
                                           U.S. CAN      CAN COMPANY      USC EUROPE                       U.S. CAN
                                          CORPORATION   (SUBSIDIARY)    (NON-GUARANTOR)                  CORPORATION
                                           (PARENT)       GUARANTOR      SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                          -----------   -------------   ---------------   ------------   ------------
                                                                        (000'S OMITTED)
NET SALES...............................    $    --        $603,772         $32,763         $     --       $636,535
COST OF SALES...........................         --         512,938          30,500               --        543,438
                                            -------        --------         -------         --------       --------
  Gross Income..........................         --          90,834           2,263               --         93,097
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................         --          26,528           1,288               --         27,816
SPECIAL CHARGES.........................         --                                                               0
                                            -------        --------         -------         --------       --------
  Operating Income......................         --          64,306             975               --         65,281
INTEREST EXPENSE ON BORROWINGS..........         --          28,159             228               --         28,387
AMORTIZATION OF DEFERRED FINANCING
  COSTS.................................         --           1,518              --               --          1,518
OTHER EXPENSE...........................         --           1,531             (63)              --          1,468
EQUITY EARNINGS SUBSIDIARY..............     11,751             511              --          (12,262)             0
PROVISION FOR INCOME TAXES..............         --          13,885             299               --         14,184
EXTRAORDINARY ITEM......................         --          (5,250)             --               --         (5,250)
NET LOSS FROM DISCONTINUED OPERATIONS...         --          (2,723)             --               --         (2,723)
NET LOSS ON DISCONTINUATION OF
  BUSINESSES............................         --              --              --               --             --
                                            -------        --------         -------         --------       --------
NET INCOME (LOSS).......................    $11,751        $ 11,751         $   511         $(12,262)      $ 11,751
                                            =======        ========         =======         ========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                                        US CAN
                                         US CAN        COMPANY        USC EUROPE                       US CAN
                                       CORPORATION   (SUBSIDIARY)   (NON-GUARANTOR                  CORPORATION
                                        (PARENT)      GUARANTOR     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                       -----------   ------------   --------------   ------------   ------------
                                                                    (000'S OMITTED)
CASH FLOWS FROM OPERATING
  ACTIVITIES.........................   $     --       $ 64,947        $   (523)       $     --       $ 64,424
                                        --------       --------        --------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Capital expenditures...............         --        (36,122)        (17,908)             --        (54,030)
  Acquisition of businesses, net of
     cash acquired...................         --        (12,398)             --              --        (12,398)
  Proceeds on sale of business.......         --          1,000              --              --          1,000
  Proceeds from sale of property.....         --             --             630              --            630
  Machinery repair parts usage,
     net.............................         --             88            (450)             --           (362)
                                        --------       --------        --------        --------       --------
     Net cash used in investing
       activities....................         --        (47,432)        (17,728)             --        (65,160)
                                        --------       --------        --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and
     exercise of stock options.......         --            152              --              --            152
  Changes in intercompany advances...         --          5,656          (5,656)             --             --
  Net borrowings under the revolving
     line of credit and changes in
     cash overdrafts.................         --          1,931              --              --          1,931
  Borrowings of other long-term debt,
     including capital lease
     obligations.....................         --         (1,086)         26,021              --         24,935
  Payments of other long-term debt,
     including capital lease
     obligations.....................         --        (21,628)           (724)             --        (22,352)
  Payments of debt refinancing
     costs...........................         --         (1,574)             --              --         (1,574)
  Purchase of treasury stock, net....         --         (1,179)             --              --         (1,179)
                                        --------       --------        --------        --------       --------
     Net cash provided by financing
       activities....................         --        (17,728)         19,641              --          1,913
                                        --------       --------        --------        --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH...............................         --             --          (2,370)             --         (2,370)
                                        --------       --------        --------        --------       --------
INCREASE IN CASH AND CASH
  EQUIVALENTS........................         --           (213)           (980)             --         (1,193)
CASH AND CASH EQUIVALENTS, beginning
  of year............................         --            628           7,338              --          7,966
                                        --------       --------        --------        --------       --------
CASH AND CASH EQUIVALENTS, end of
  year...............................   $     --       $    415        $  6,358        $     --       $  6,773
                                        ========       ========        ========        ========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                                      UNITED STATES
                                                           CAN
                                      U.S. CAN           COMPANY         USC EUROPE                         U.S. CAN
                                     CORPORATION      (SUBSIDIARY)     (NON-GUARANTOR                     CORPORATION
                                      (PARENT)          GUARANTOR       SUBSIDIARIES)     ELIMINATIONS    CONSOLIDATED
                                     -----------      -------------    --------------     ------------    ------------
                                                                      (000'S OMITTED)
CASH FLOWS FROM OPERATING
  ACTIVITIES.......................   $     --          $  26,245         $  4,677          $     --       $  30,922
                                      --------          ---------         --------          --------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures.............         --            (38,294)         (10,336)               --         (48,630)
  Acquisition of businesses, net of
    cash...........................         --            (29,655)         (51,239)               --         (80,894)
  Changes in restricted cash.......         --              1,455               --                --           1,455
  Proceeds from sale of property...         --              1,515               --                --           1,515
  Machinery repair parts usage,
    net............................         --                 29             (691)               --            (662)
                                      --------          ---------         --------          --------       ---------
       Net cash used in investing
         activities................         --            (64,950)         (62,266)               --        (127,216)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuance of common stock and
    exercise of stock options......         --            (51,082)          51,100                --              18
  Change in intercompany
    advances.......................         --            (13,373)          13,373                --              --
  Net borrowings under the
    revolving line of credit and
    changes in cash overdrafts.....         --            (25,052)              --                --         (25,052)
  Issuance of 10 1/8% Notes........         --            275,000               --                --         275,000
  Amounts paid in escrow...........         --           (109,728)              --                --        (109,728)
  Borrowings of other long-term
    debt, including capital lease
    obligations....................         --             14,247               --                --          14,247
  Payments of other long-term debt,
    including capital lease
    obligations....................         --            (41,323)            (101)               --         (41,424)
  Payments of debt refinancing
    costs..........................         --             (9,259)              --                --          (9,259)
  Purchase of treasury stock,
    net............................         --               (233)              --                --            (233)
                                      --------          ---------         --------          --------       ---------
       Net cash provided from
         financing activities......         --             39,197           64,372                --         103,569
                                      --------          ---------         --------          --------       ---------
  EFFECT OF EXCHANGE RATE CHANGES
    ON CASH........................         --                 --              555                --             555
                                      --------          ---------         --------          --------       ---------
  INCREASE CASH AND CASH
    EQUIVALENTS....................         --                492            7,338                --           7,830
  CASH AND CASH EQUIVALENTS,
    beginning of period............         --                136               --                --             136
                                      --------          ---------         --------          --------       ---------
  CASH AND CASH EQUIVALENTS, end of
    period.........................   $     --          $     628         $  7,338          $     --       $   7,966
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


                                                                         INCORPORATION
EXHIBIT                                                                  BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
-------                     -----------------------                     ---------------
 3.1      Restated Certificate of Incorporation.......................         @4.3
 3.2      By-laws.....................................................        @@4.1
 4.1      Indenture for 10 1/8% Notes.................................       @@@4.2
 4.2      Amended and Restated Credit Agreement, dated as of April 27,
          1997........................................................         +4.1
 4.3      Amendment No. 1 to Credit Agreement.........................       ++10.3
 4.4      Amendment No. 2 to Credit Agreement.........................        ##4.4
 4.5      Shareholder Rights Agreement................................       ###4.1
10.1      Stock and Warrant Purchase Agreement with Salomon Brothers
          Holding Company dated May 2, 1990...........................        *10.1
10.2      Letter Agreement with Salomon Brothers dated May 2, 1990....        *10.3
10.3      Sublease Agreement for Commerce, CA plant dated, February
          10, 1989....................................................       *10.10
10.4      Lease, as amended, for Weirton, WV plant dated January 1,
          1976........................................................       *10.11
10.5      Lease for Burns Harbor, IN plant dated December 5, 1987.....      **10.12
10.6      Voghera, Italy lease (English translation)..................      ***10.6
10.7      Lease Agreement, as amended, for Alsip, IL plant dated
          August 1, 1980..............................................      **10.15
10.8      Employment Agreement with William J. Smith dated March 26,
          1993........................................................  sec.sec.sec.10.9
10.9      Employment Agreement with Timothy W. Stonich dated March 15,
          1993........................................................  sec.sec.10.10

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
10.47     Newnan, Georgia Lease.......................................      @@@10.3
10.48     Alliance, Ohio Lease........................................      @@@10.4
10.49     Salomon Smith Barney Engagement, dated January 30, 1998.....      ##10.49
10.50     1997 Equity Incentive Plan..................................      ##10.50
10.51     Change-In-Control Agreement with David Ford.................      ##10.51
10.52     David Ford Restricted Stock Agreement.......................      ##10.52

                                                                         INCORPORATION
EXHIBIT                                                                  BY REFERENCE
NUMBER                      DESCRIPTION OF DOCUMENT                     (IF APPLICABLE)
-------                     -----------------------                     ---------------
10.53     William J. Smith Restricted Stock Agreement.................      ##10.53
10.54     Paul W. Jones Offer Letter..................................      ##10.54
10.55     Engagement agreement dated September 3, 1997, with Salomon
          Brothers Inc................................................       **10.2
10.56     Indemnification agreement dated July 9, 1997, with Salomon
          Brothers Inc................................................       **10.1
10.57     Form of Non-employee Director Restricted Stock Agreement and
          October 1997 schedule.......................................      ##10.57
10.58     John R. McGowan Employment Agreement........................      ##10.58
10.59     Lawrence T. Messina Employment Agreement....................      ##10.59
10.60     Amendment 1 to J. R. McGowan Employment Agreement...........      ##10.60
10.61     Amendment dated 11/17/97 to F. J. Galvin Employment
          Agreement...................................................      ##10.61
10.62     Amendment 1 to A. F. Bonadonna Employment Agreement.........      ##10.62
23.1      Consent of Independent Public Accountants...................
27.1      Financial Data Schedule (EDGAR version only)................


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

## Previously filed with Form 10-K of the Corporation for the year ended December 31, 1997.
$$        Previously filed with Form 8-K of the Corporation and U.S.
          Can filed on September 26, 1996.
$$$ Previously filed with Registration Statement on Form S-4 of the Corporation and U.S. Can filed on December 11, 1996 (Registration No. 333-17677).


     The Company agrees that, upon request, it will furnish a copy of any instrument with respect to long-term debt less than or equal to 10 percent of its total consolidated assets.

     (b) No reports on Form 8-K were filed by the Corporation during the fourth quarter of 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 1998.


                                          U.S. CAN CORPORATION


                                          By:      /s/ JOHN R. MCGOWAN
                                            ------------------------------------
                                                      John R. McGowan
                                              Vice President, Chief Financial
                                                           Officer
                                                  Controller and Secretary