Form 10-Q
period 1998-04-05
US CAN CORP
filed 1998-05-20
CIK 895726

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998

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


Indicate by check mark whether the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                   -----     -----

As of April 30, 1998, 13,099,897 shares of U.S. Can Corporation's common stock were outstanding.

                    U.S. CAN CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998

                              TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1.  Financial Statements (Unaudited)

         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Balance Sheets as of December 31, 1997 and April 5, 1998.......   3

         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Statements of Operations for the Quarterly Periods Ended
         April 6, 1997 and April 5, 1998................................   4

         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Statements of Cash Flows for the Quarterly Periods Ended
         April 6, 1997 and April 5, 1998................................   5

         Notes to Condensed Consolidated Financial Statements...........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................  19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  21


PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds......................  21

Item 5.  Other Information..............................................  21

Item 6.  Exhibits and Reports on Form 8-K...............................  22



                    U.S. CAN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                      (000'S OMITTED, EXCEPT SHARE DATA)

                                                        December 31,   April 5,
                   ASSETS                                  1997          1998
                   ------                               ------------  ---------
CURRENT ASSETS:
  Cash and cash equivalents                              $   6,773    $   5,537
  Accounts receivable, less allowances of $15,134
    and $15,249 in 1997 and
    1998, respectively                                      74,137       88,169
  Inventories                                              109,458      108,331
  Prepaid expenses and other current assets                 17,503       12,743
  Prepaid income taxes                                      22,748       22,398
                                                         ---------    ---------
    Total current assets                                   230,619      237,178
                                                         ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                       5,485        4,763
  Buildings                                                 73,277       73,257
  Machinery, equipment and construction in process         427,404      421,159
                                                         ---------    ---------
                                                           506,166      499,179
  Less -- Accumulated depreciation and amortization       (181,869)    (188,543)
                                                         ---------    ---------
    Total property, plant and equipment                    324,297      310,636
                                                         ---------    ---------
MACHINERY REPAIR PARTS                                       6,396        5,878
INTANGIBLES                                                 59,578       59,067
OTHER ASSETS                                                12,814       16,409
                                                         ---------    ---------
  Total assets                                           $ 633,704    $ 629,168
                                                         =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                   $   9,635    $   9,205
  Cash overdrafts                                            7,800        4,957
  Accounts payable                                          50,686       53,598
  Accrued payrolls and benefits                             24,358       23,801
  Accrued insurance                                          6,607        8,450
  Restructuring reserves                                    31,645       23,814
  Other current liabilities                                 19,117       28,093
                                                         ---------    ---------
    Total current liabilities                              149,848      151,918
                                                         ---------    ---------

SENIOR DEBT                                                 91,506       79,099
SUBORDINATED DEBT                                          275,000      275,000
                                                         ---------    ---------
  Total long-term debt                                     366,506      354,099
                                                         ---------    ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits                                   27,387       27,852
  Deferred income taxes                                     17,973       19,228
  Other long-term liabilities                                9,677       10,371
                                                         ---------    ---------
    Total other long-term liabilities                       55,037       57,451
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued or outstanding                      --           --
  Common stock, $.01 par value; 50,000,000 shares
    authorized 13,097,855 and 13,132,826 shares issued
    in 1997 and 1998, respectively                             131          131
  Paid-in capital                                          108,003      108,074
  Unearned restricted stock                                 (2,558)      (2,258)
  Treasury common stock, at cost; 44,159 and 8,955
    shares in 1997 and 1998, respectively                     (714)        (115)
  Currency translation adjustment                           (2,193)      (2,858)
  Retained deficit                                         (40,356)     (37,274)
                                                         ---------    ---------
    Total stockholders' equity                              62,313       65,700
                                                         ---------    ---------
      Total liabilities and stockholders' equity         $ 633,704    $ 629,168
                                                         =========    =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                    U.S. CAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE INCOME
                                 (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                    Quarterly Period Ended
                                                    ----------------------
                                                April 6, 1997     April 5, 1998
                                                -------------     -------------
NET SALES                                          $ 198,781        $ 192,363
COST OF SALES                                        173,016          169,193
                                                   ---------        ---------
   Gross income                                       25,765           23,170
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                            8,668            8,215
                                                   ---------        ---------
   Operating income                                   17,097           14,955
INTEREST EXPENSE ON BORROWINGS                         9,255            8,736
AMORTIZATION OF DEFERRED FINANCING COSTS                 439              380
OTHER EXPENSE                                            429              439
                                                   ---------        ---------
   Income before income taxes                          6,974            5,400
PROVISION FOR INCOME TAXES                             2,727            2,318

   Income from continuing operations                   4,247            3,082

NET INCOME FROM DISCONTINUED OPERATIONS                   91               --
                                                   ---------        ---------
NET INCOME                                             4,338            3,082

OTHER COMPONENTS OF COMPREHENSIVE INCOME              (4,712)            (665)
                                                   ---------        ---------
    Comprehensive income (loss)                    $    (374)       $   2,417
                                                   =========        =========

PER SHARE DATA:
   Basic:
     Income from continuing operations             $    0.32        $    0.23
     Discontinued operations                            0.01               --
                                                   ---------        ---------
        Net Income                                 $    0.33        $    0.23
                                                   =========        =========
        Weighted average shares
          outstanding (000's)                         12,995           13,144
                                                   =========        =========
   Diluted:
     Income from continuing operations             $    0.32        $    0.23
     Discontinued operations                            0.01               --
                                                   ---------        ---------
        Net Income                                 $    0.33        $    0.23
                                                   =========        =========
        Weighted average shares and equivalent
          shares outstanding  (000's)                 13,155           13,257
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

                    U.S. CAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (000's OMITTED)


                                                                                   QUARTERLY PERIOD ENDED
                                                                                ---------------------------
                                                                                  APRIL 6,        APRIL 5,
                                                                                    1997            1998
                                                                                -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   4,338        $   3,082
  Adjustments to reconcile net income to net cash provided by operating activities--
    Depreciation and amortization                                                  11,281           10,149
    Deferred income taxes                                                             619              441
  Change in operating assets and liabilities, net of effect of acquired businesses--
    Accounts receivable                                                            (9,314)         (13,940)
    Inventories                                                                     4,150            1,201
    Accounts payable                                                               (6,148)           2,839
    Accrued payrolls and benefits, insurance and other                              7,275           11,256
    Postretirement benefits                                                           200              465
    Other, net                                                                     (2,125)           4,782
                                                                                ---------        ---------
      Net cash provided by operating activities                                    10,276           20,275
                                                                                ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (14,273)          (3,828)
  Acquisition of businesses, net of cash acquired                                 (10,364)          (1,150)
  Change in restricted cash                                                           469               29
  Machinery repair parts usage, net                                                    83              525
                                                                                ---------        ---------
    Net cash used in investing activities                                         (24,085)          (4,424)
                                                                                ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                             --                 72
  Net borrowings under the revolving line of credit and changes in
    cash overdrafts                                                                20,773          (12,757)
  Borrowings of other long-term debt, including capital lease
    obligations                                                                        14             --
  Payments of other long-term debt, including capital lease
    obligations                                                                    (8,677)          (2,871)
  Payments of debt refinancing costs                                                 (525)             (82)
  Purchase of treasury stock, net                                                    (526)            (117)
                                                                                ---------        ---------
    Net cash provided by (used in) financing activities                            11,059          (15,755)
                                                                                ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (3,143)          (1,332)
                                                                                ---------        ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                              (5,893)          (1,236)
CASH AND CASH EQUIVALENTS, beginning of period                                      7,966            6,773
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                        $   2,073        $   5,537
                                                                                =========        =========





     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    U.S. CAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 5, 1998
                                 (UNAUDITED)

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

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's Amendment No. 1 to Annual Report on Form 10-K /A-1 for the year ended December 31, 1997.

     Generally, quarterly accounting periods are based upon two four-week periods and one five-week period. Management believes that this technique provides a more consistent view of accounting data resulting in greater comparability than the calendar month basis would provide.


(2)  SPECIAL CHARGES AND DISCONTINUED OPERATIONS

     In the third quarter of 1997, the Company established a pre-tax restructuring provision of $35 million for plant closings and overhead cost reductions. In the fourth quarter of 1997, the Company, at the direction of its Board of Directors, employed the assistance of external business consultants to review operations and explore other avenues for enhancing shareholder value. As a result of this review, the Company established another pre-tax restructuring provision of $14.7 million primarily to include further personnel reductions and the reduction of asset value associated with equipment used in the businesses the Company has exited or is in the process of exiting.

     The key elements of the restructuring include closure of the Racine, Wisconsin aerosol assembly plant, the Midwest Litho center in Alsip, Illinois, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California; a write down to estimated proceeds for the sale of the

Orlando, Florida machine shop and the Baltimore, Maryland specialty and paint can distribution business; and organizational changes designed to reduce general overhead. In July 1997, a major aerosol can customer and principal customer of the Racine plant awarded all of its global aerosol business to a single supplier which is a U.S. Can competitor. Approximately $35 million of annual sales will be affected due to the loss of this customer. Closure of the two litho plants and the Racine assembly plant is due to the loss of this business and increased efficiencies at other plants. The Racine plant ceased production on April 24, 1998. The Sparrows Point plant ceased production in mid-February of 1998. The transfer of the custom and specialty business from the California plant to other existing operations began in the first quarter of 1998, with a targeted closure by the end of the second quarter. The Company is in the process of negotiating the sale of its Orlando machine shop and anticipates it will be sold in the second or third quarter of 1998.

     The restructuring provisions include $28.7 million for the non-cash write off of assets related to the facilities to be closed or sold, $12.8 million for severance and related termination benefits for approximately 95 salaried and 260 hourly employees (the majority of which have been terminated as of April 5, 1998), and $5.9 million for other related closure costs such as building restoration, equipment disassembly and future lease payments. In addition to these charges, the Company provided an additional $2.2 million related to the continuing carrying costs (principally contractual lease payments) related to the closed Saddle Brook, New Jersey facility which it has not been able to sublet as originally planned. The write off of the assets included in the charge primarily relate to fixed assets ($22.9 million) which cannot be transferred or used in the Company's other operations and unamortized goodwill related to the closed operations. As of April 5, 1998, approximately $ 5.3 million of the cash severance and other closure costs has been spent with the majority of the remaining costs expected to be spent later in 1998.

     In November 1997, as part of the business and operational realignments, the Company sold its steel pail business which was conducted entirely from its North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business up to the point of sale were $19.2 million. In addition, the Company is actively seeking to sell its commercial metal services business ("Metal Services") which it began reflecting as a discontinued operation late in 1997. Metal Services includes two plants in Chicago, Illinois, one plant each in Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997 revenues from these operations were $116 million (excluding intra-Company sales which are expected to be continued by the buyer and including ongoing third-party sales from the closed Midwest Litho plant, which have been transferred to other Metal Services plants). Comparable revenue generated from these facilities in the first quarter of 1998 were $28 million. The Company anticipates that the sale of Metal Services will be completed in 1998. The Company's historical financial statements have been restated to reflect these businesses as discontinued operations.

     In aggregate, the Company provided for a $16.0 million ($12.4 million after income taxes) loss on the sale of these two businesses, primarily representing the excess of recorded carrying value over the estimated aggregate net proceeds for the net assets to be sold in the dispositions. As of April 5, 1998, the net assets of Metal Services, excluding the discontinued operations reserve, included net current assets of approximately $17.5 million and net other assets of approximately $29.9 million.

     The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no formal plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

(3)  ACQUISITIONS

     In March 1998, one of the European Subsidiaries acquired a 36.5% interest in Formametal S.A. ("Formametal"), an aerosol can manufacturer in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, Formametal has agreed to purchase approximately $2.6 million to $3.0 million of manufacturing equipment from the Company, and the Company has agreed to provide certain technical and engineering assistance to Formametal. The Company has also provided a guaranty, in an amount not to exceed $2.0 million, to secure the repayment of certain indebtedness of Formametal. No such indebtedness was outstanding as of April 5, 1998. This investment is being accounted for on the equity method.

     In January 1997, the Company acquired certain assets from Owens-Illinois Closure Inc. ("O-I") for cash consideration of $10 million, subject to adjustment based upon the actual value of the inventory acquired and potential contingent payments of up to $1.5 million based upon realization of certain new business which O-I was seeking at the time of the acquisition. The assets acquired by the Company include metal business machinery, equipment, inventory and raw materials formerly located at O-I's Erie, Pennsylvania plant. The purchase price resulted in goodwill of $7.1 million.


(4)  INVENTORIES

     All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $16.4 million at December 31, 1997, and $18.7 million at April 5, 1998, at the European Subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. Inventory costs include material, labor and factory overhead. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1997 and at April 5, 1998.

     Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                       December 31,    April 5,
                                                           1997          1998
                                                       ------------    --------
     Raw materials...................................    $ 33,746      $ 31,114
     Work in process.................................      42,763        43,467
     Finished goods..................................      28,037        28,736
     Machine shop inventory .........................       4,912         5,014
                                                         --------      --------
                                                         $109,458      $108,331
                                                         ========      ========

(5)  DEBT OBLIGATIONS

     The primary debt obligations of the Company at December 31, 1997 and April 5, 1998 consisted of the following (000's omitted):


                                                        December 31,    April 5,
                                                           1997           1998
                                                           ----           ----
       Senior Debt -----
         Revolving line of credit.....................  $  32,600     $  22,900
         Secured equipment notes......................      4,825         4,043
         Capital lease obligations....................     30,050        28,546
         Secured term loan............................     24,840        24,038
         Industrial revenue bonds.....................      7,500         7,500
         Mortgages and other..........................      1,326         1,276
                                                        ---------     ---------
                                                          101,141        88,303
       Less ---- Current maturities...................     (9,635)       (9,204)
                                                        ---------     ---------
               Total senior debt......................     91,506        79,099
       Senior subordinated 10 1/8% notes..............    275,000       275,000
                                                        ---------     ---------
               Total long-term debt                     $ 366,506     $ 354,099
                                                        =========     =========


     In April 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), providing a $110 million revolving credit facility (the "Revolving Credit Facility"). In February 1998, the Company and its lenders agreed to reduce the Revolving Credit Facility to $80 million. Obligations under the Credit Agreement are secured by U.S. Can's domestic accounts receivable and inventory. Funds available under the Credit Facility may be used for general corporate purposes (including ongoing working capital needs and funds for permitted acquisitions). The Credit Agreement has a five-year maturity and permits the Company to borrow funds available under the Revolving Credit Facility in U.S. Dollars, British Pounds or French Francs.

     The loans under the Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate (as defined in the Credit Agreement) per annum, or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus the then applicable margin, for specified interest periods (selected by U.S. Can) of one, two,
three or six months.   The weighted average interest rate of the loans
outstanding under the Credit Agreement was 6.7% and 6.8% at December 31, 1997 and April 5, 1998, respectively.

     As of December 31, 1997, U.S. Can had borrowings of $32.6 million outstanding under the Credit Agreement, $12.5 million in letters of credit had been issued pursuant thereto, and $64.9 million of unused credit remained available. As of April 5, 1998, U.S. Can had borrowings of $22.9 million outstanding under the Credit Agreement, $12.5 million in letters of credit had been issued pursuant thereto, and $44.6 million of unused credit remained available.

     Secured equipment notes, issued at various times since 1990, mature in varying amounts through 2003 and bear interest at various rates between 8.1% and 10.4%. Proceeds from these notes were used to purchase certain manufacturing equipment, and the notes are secured by that equipment.

     Capital lease obligations, mature in varying amounts through 2007 and bear interest at various rates between 4.57% and 19.64%. Other debt, consisting of various governmental loans and real estate mortgages at interest rates between 7.0% and 9.77%, mature at various times through 2025, and were used to finance the expansion of several manufacturing facilities.

     On December 20, 1996, U.K. Can, Ltd., one of the European Subsidiaries, entered into (and U.S. Can guaranteed) a $28 million secured term loan with General Electric Capital Corporation, to finance the acquisition of land, building and equipment comprising the Merthyr Tydfil, Wales aerosol can production facility. This credit facility is secured by the real and personal property of U.S. Can's Merthyr Tydfil operation. The loan is denominated in U.S. Dollars. During 1997, in connection with the transaction, the Corporation entered into foreign exchange contracts which allow the Company to exchange a fixed amount of U.K. Pounds for U.S. Dollars at certain dates which coincide with the repayment of principal and interest on the loan. The forward contracts are intended to hedge against fluctuations in currency rates.

     On October 17, 1996, the Corporation issued $275.0 million principal amount of 10-1/8% Senior Subordinated Notes due 2006 in a private placement. These notes were exchanged in March 1997 for similar notes which are publicly registered. These exchange notes (the "10-1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10-1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10-1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon certain changes of control of the Corporation, the Note holders could require that the Corporation repurchase all or some of the 10-1/8% Notes at a 101% premium. Net proceeds from the issuance of the 10-1/8% Notes were $268.1 million. Approximately $158.4 million of the net proceeds were used to pay down amounts outstanding under the Company's previous credit facilities and $109.7 million of the net proceeds were used to redeem all of U.S. Can's 13-1/2% Senior Subordinated Notes due 2002 on January 15, 1997.

     The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. The covenants also restrict the Corporation's and U.S. Can's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make investments, acquisitions, mergers and transactions with affiliates. The Company was in compliance with all terms and restrictive covenants of the Credit Agreement and its other debt agreements as of April 5, 1998.


(6)  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest on borrowings of approximately $1.9 million and $2.4 million for the quarterly periods ended April 6, 1997 and April 5, 1998, respectively.

     The Company paid approximately $1.7 million and $1.0 million of income taxes for the quarterly periods ended April 6, 1997 and April 5, 1998, respectively.

     During the quarterly periods ended April 6, 1997 and April 5, 1998, the Company issued stock valued at approximately $0.9 million and $0.7 million, respectively, into certain of its employee benefit plans.


(7)  LEGAL PROCEEDINGS

     The Company is involved in a number of legal proceedings arising in the ordinary course of business consistent with past experiences. Management does not believe that any of these proceedings will have a material adverse effect on the business or financial condition of the Company either individually or in the aggregate. In addition, the Company is involved in the following matters.

     The groundwater in San Leandro, California, formerly a site of one of the Company's can assembly facilities, is contaminated at shallow and intermediate depths, and the area of concern partially extends to the groundwater below the facility formerly owned by the Company. In connection with sales in 1994 and 1995 of land on which this facility was located, the Company agreed to indemnify the purchaser against environmental claims related to the Company's ownership of the property. In April 1996, the California Department of Toxic Substances Control ("CDTSC") issued an order to certain past and present owners of this facility, including U.S. Can, directing such owners to conduct remediation activities at this site. No specific form of remediation was indicated. Consultants retained by the Company to evaluate the site concluded that the Company's operations had not impacted the groundwater at this site and that contamination detected at this site resulted from migration from off-site, upgradient sources. However, in January 1998, the CDTSC informed the Company that it disagrees with these conclusions and wants the Company to conduct extensive additional testing. In May, 1998, the Company met with the CDTSC Director. To date, there has been no resolution of this matter between the Company and the CDTSC although discussions are ongoing. There can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order and remediation at the site.

     An Administrative Law Judge of the National Labor Relations Board ("NLRB") has issued a decision ordering the Company to pay $1.5 million in back pay, plus interest, for a violation of certain sections of the National Labor Relations Act as a result of the Company's closure of certain facilities in 1991 and failure to offer inter-plant job opportunities to certain affected employees. The Company will file an appeal with the full NLRB.

(8)  NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" was issued in February 1997 and adopted by the Company as of December 31, 1997. This new pronouncement established revised reporting standards for earnings per share and has been applied to all periods presented herein. Diluted earnings per share for the Company includes the impact of assumed exercise of dilutive stock options.

     SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997 and adopted by the Company in the first quarter of 1998. This new pronouncement established standards for the reporting and display of comprehensive income and its components which, for the Company, include cumulative translation adjustments and minimum pension adjustments.

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was also issued in July 1997 and introduces a new model for segment reporting, called the "management approach." This approach is based on the way that the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Management of the Company is evaluating this new pronouncement to determine its impact upon current reporting. Adoption of this new standard is scheduled for late 1998.

     Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" was released in April, 1998, and requires companies to write off all unamortized costs related to start up activities and to expense such future costs as incurred. The Company is required to adopt this new accounting rule by early 1999. Management does not expect that adoption of this rule will have a material effect on the Company's results of operations or financial position.


(9)  SUBSIDIARY GUARANTOR INFORMATION

     The 10-1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through April 5, 1998, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. The Corporation had no assets or operations separate from its investment in U.S. Can, and there were no non-Guarantor Subsidiaries until the acquisition by U.S. Can of the European Subsidiaries on September 11, 1996. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

     The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the European Subsidiaries (the "Non-Guarantor Subsidiaries"), as of December 31, 1997 and April 5, 1998, and for the quarterly periods ended April 6, 1997 and April 5, 1998. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                    CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF APRIL 5, 1998
                               (000's OMITTED)

                                                                  United States      European
                                                       U.S. Can    Can Company     Subsidiaries                          U.S. Can
                                                     Corporation  (Subsidiaries   (Non-Guarantor                        Corporation
                                                       (Parent)     Guarantor)     Subsidiaries)      Eliminations     Consolidated
                                                     -----------  -------------   --------------      ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                           $    --      $     111         $   5,426        $     --         $    5,537
  Accounts receivable                                      --         64,053            24,116              --             88,169
  Inventories                                              --         89,666            18,665              --            108,331
  Prepaid expenses and other assets                        --         10,573             2,170              --             12,743
  Prepaid income taxes                                     --         22,398              --                --             22,398
                                                      ---------    ---------         ---------        ----------       ----------
      Total current assets                                 --        186,801            50,377              --            237,178
                                                      ---------    ---------         ---------        ----------       ----------


NET PROPERTY, PLANT AND EQUIPMENT                          --        243,980            66,656              --            310,636
INTANGIBLE ASSETS                                          --         59,067              --                --             59,067
OTHER ASSETS                                              7,140        9,254             5,893              --             22,287
INVESTMENT IN SUBSIDIARIES                              334,918       48,154              --            (383,072)            --
                                                      ---------    ---------         ---------        ----------       ----------
      Total assets                                    $ 342,058    $ 547,256         $ 122,926        $ (383,072)      $  629,168
                                                      =========    =========         =========        ==========       ==========

CURRENT LIABILITIES:
  Current maturities of long-term debt                $    --      $   6,396         $   2,809        $     --         $    9,205
  Accounts payable                                         --         40,451            18,104              --             58,555
  Other current liabilities                                --         73,515            10,643              --             84,158
                                                      ---------    ---------         ---------        ----------       ----------
      Total current liabilities                            --        120,362            31,556              --            151,918
                                                      ---------    ---------         ---------        ----------       ----------
SENIOR DEBT                                                           50,855            28,244              --             79,099
SUBORDINATED DEBT                                       275,000         --                --                --            275,000
OTHER LONG-TERM LIABILITIES                                --         52,266             5,185              --             57,451
INTERCOMPANY ADVANCES                                     1,358      (11,145)            9,787              --               --
STOCKHOLDERS' EQUITY                                     65,700      334,918            48,154          (383,072)          65,700
                                                      ---------    ---------         ---------        ----------       ----------
      Total liabilities and stockholders' equity      $ 342,058    $ 547,256         $ 122,926        $ (383,072)      $  629,168
                                                      =========    =========         =========        ==========       ==========

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
                                       ========        ========        ========       =========       ========

               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998


                                              United States
                                                   Can         European
                                  U.S. Can       Company     Subsidiaries                       U.S. Can
                                Corporation    (Subsidiaries  (Non-Guarantor                   Corporation
                                  (Parent)      Guarantor)    Subsidiaries)    Eliminations    Consolidated
                                  --------      ---------     ------------     ------------    ------------
                                                            (000's omitted)
NET SALES                           ---         $162,401        $29,962             ---          $192,363
COST OF SALES                       ---          142,137         27,056             ---           169,193
                                ---------       --------        -------         ---------        --------
    Gross Income                    ---           20,264          2,906             ---            23,170

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES         ---            7,104          1,111             ---             8,215

                                ---------       --------        -------         ---------        --------
    Operating Income                ---           13,160          1,795             ---            14,955

INTEREST EXPENSE ON BORROWINGS      ---            8,041            695             ---             8,736
AMORTIZATION OF DEFERRED
    FINANCING COSTS                 ---              380           ---              ---               380
OTHER EXPENSES                      ---              439           ---              ---               439
EQUITY EARNINGS (LOSS) FROM
   SUBSIDIARY                      3,082             618                          (3,700)            ---
PROVISION FOR INCOME  TAXES         ---            1,836            482             ---             2,318
                                ---------       --------        -------         ---------        --------
NET INCOME                        $3,082        $  3,082        $   618          ($3,700)        $  3,082
                                =========       ========        =======         =========        ========

               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1997

                                              United States
                                                   Can         European
                                  U.S. Can       Company     Subsidiaries                       U.S. Can
                                Corporation    (Subsidiaries  (Non-Guarantor                   Corporation
                                  (Parent)      Guarantor)    Subsidiaries)    Eliminations    Consolidated
                                  --------      ---------     ------------     ------------    ------------
                                                            (000's omitted)
NET SALES                           ---         $171,432        $27,349             ---          $198,781
COST OF SALES                       ---          148,381         24,635             ---           173,016
                                 --------       --------        -------          --------        --------
    Gross Income                    ---           23,051          2,714             ---            25,765

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES         ---            7,604          1,064             ---             8,668

                                 --------       --------        -------          --------        --------
    Operating Income                ---           15,447          1,650             ---            17,097

INTEREST EXPENSE  ON BORROWINGS     ---            8,878            377             ---             9,255
AMORTIZATION OF DEFERRED
    FINANCING COSTS                 ---              439           ---              ---               439
OTHER EXPENSES                      ---              429           ---              ---               429
EQUITY EARNINGS (LOSS) FROM
   SUBSIDIARY                      4,338             980           ---            (5,318)          ------
PROVISION FOR INCOME TAXES          ---            2,434            293             ---             2,727
NET INCOME FROM DISCONTINUED
    OPERATIONS                      ---               91           ---              ---                91

                                 --------       --------        -------          --------        --------
NET INCOME                       $ 4,338        $  4,338        $   980          ($5,318)        $  4,338
                                 =======        ========        =======          =======         ========

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE QUARTER ENDED APRIL 5, 1998
                               (000's OMITTED)

                                                                            United States
                                                                                 Can         European
                                                                   U.S. Can    Company     Subsidiaries                   U.S. Can
                                                                 Corporation (Subsidiary) (Non-Guarantor                Corporation
                                                                   (Parent)    Guarantor   Subsidiaries)  Eliminations  Consolidated
                                                                 ----------- ------------ --------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                              $    --     $  18,695     $  1,580       $   --       $  20,275
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  --        (2,762)      (1,066)          --          (3,828)
  Acquisition of businesses, net of cash                                --          --         (1,150)          --          (1,150)
  Changes in restricted cash                                            --            29         --             --              29
  Machinery repair parts usage, net                                     --           189          336           --             525
                                                                   --------    ---------     --------       -------      ---------
    Net cash used in investing activities                               --        (2,544)      (1,880)          --          (4,424)
                                                                   --------    ---------     --------       -------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                                       --        (2,070)       2,070           --            --
  Issuance of common stock and exercise of stock options                --            72         --             --              72
  Net borrowings under the revolving lines of credit and changes
    in cash overdrafts                                                  --       (12,543)        (214)          --         (12,757)
  Borrowings of other long-term debt, including capital lease
    obligations                                                         --          --           --             --            --
  Payments of other long-term debt, including capital lease
    obligations                                                         --        (1,715)      (1,156)          --          (2,871)
  Payments of debt refinancing costs                                    --           (82)        --             --             (82)
  Purchase of treasury stock, net                                       --          (117)        --             --            (117)
                                                                   --------    ---------     --------       -------      ---------
    Net cash provided by (used in) financing activities                 --       (16,455)         700           --         (15,755)
                                                                   --------    ---------     --------       -------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 --          --         (1,332)          --          (1,332)
                                                                   --------    ---------     --------       -------      ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                   --          (304)        (932)          --          (1,236)
CASH AND CASH EQUIVALENTS, beginning of period                          --           415        6,358           --           6,773
                                                                   --------    ---------     --------       -------      ---------
CASH AND CASH EQUIVALENTS, end of period                           $    --     $     111     $  5,426       $   --       $   5,537
                                                                   ========    =========     ========       =======      =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1997
                                (000'S OMITTED)

                                                         UNITED STATES      EUROPEAN
                                            U.S. CAN      CAN COMPANY     SUBSIDIARIES                     U.S. CAN
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

'




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Corporation's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.


RESULTS OF OPERATIONS

     In November 1997, as part of certain business and operational realignments, the Company sold its steel pail business which was conducted entirely from a North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments.
1997 revenues of the steel pail business up to the point of sale were $19.2 million. In addition, the Company is actively seeking to sell Metal Services which it began reflecting as a discontinued operation late in 1997. Metal Services includes two plants in Chicago, Illinois, one plant each in Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997 revenues from these operations were $116 million (excluding intra-Company sales which are expected to be continued by the buyer and including ongoing third-party sales from the closed Midwest Litho plant, which have been transferred to other Metal Services plants). Comparable revenue generated from these facilities in the first quarter of 1998 were $28 million. The Company anticipates that the sale of Metal Services will be completed in 1998. The Company's historical financial statements have been restated to reflect these businesses as discontinued operations. The following comparisons incorporate these restatements.


QUARTER ENDED APRIL 5, 1998, AS COMPARED TO QUARTER ENDED APRIL 6, 1997

Net Sales

     Net sales for the quarterly period ended April 5, 1998, totaled $192.4 million, a 3.2% decrease versus the corresponding period in 1997. This decrease was caused principally by the third quarter 1997 loss of a major domestic aerosol customer (accounting for a 4.0% decrease in period-to-period consolidated sales), partially offset by an increase in European sales for first quarter 1998 versus first quarter 1997 (accounting for a 1.3% increase in period-to-period consolidated sales). The European sales increase is primarily due to stronger activity in the Schwedt, Germany and Voghera, Italy operations versus the first quarter of last year.

Gross Income

     Gross income of $23.2 million for the first quarter of 1998 was down $2.6
million, or 10%, versus the first quarter of 1997.   Gross margin decreased to
12% of net sales for the period from 13% in the comparable period last year. The primary factors influencing the decline were reduced aerosol volume in the U.S. and, to a lesser extent, costs related to the Welsh start-up operation. Management expects these factors to diminish over time as the Wales operation advances beyond the qualification process with its principal customer and the operating benefits of the late 1997 restructuring program are fully realized.

Operating Income

     Operating income in the first quarter of 1998 was $15.0 million, versus $17.1 million in the first quarter of 1997. Lower gross margins in 1998 and decreased net sales negatively impacted operating income. Selling, general, and administrative expenses were down 5% or $0.4 million in the first quarter of 1998 as compared to the same period one year ago, due largely to overhead reductions made as part of the restructuring actions taken in late 1997.

Interest and Other Expenses

     Interest expense in the first quarter of 1998 was down 6%, or $0.5 million, versus the first quarter of 1997. Tighter controls on working capital and capital expenditures have resulted in long-term debt reductions of $20.5 million since the first quarter of last year and $12.4 million since year-end 1997.

Net Income

     First quarter net income of $3.1 million ($0.23 diluted earnings per share) was down $1.3 million versus the corresponding period in 1997. 1997 first quarter net income was $4.3 million or $0.33 diluted earnings per share. Lower aerosol volume year-to-year and reduced gross margins adversely affected net income in the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1998, the Company met its liquidity needs through internally generated cash flow and borrowings under its credit lines. Principal liquidity needs included operations, debt amortization, capital expenditures and the Company's minority investment in Formametal. Cash flow from operations was $20.3 million in the first quarter of 1998, compared to $10.3 million in the first quarter of 1997. Increased cash from operations resulted from improved working capital management starting in 1997 and continuing through the first quarter of 1998. Additionally, first quarter 1998 capital expenditures were significantly less than first quarter 1997 capital expenditures. In the first quarter of 1998, the Company had $0.7 million of payments related to restructuring activities, including costs attributable to its discontinued operations. The Company anticipates spending another $6.5 million of such costs during the remainder of 1998.

     As of April 5, 1998, U.S. Can had borrowings of $22.9 million outstanding under the Credit Agreement, $12.5 million in letters of credit had been issued pursuant thereto, and $44.6 million of unused credit remained available
thereunder.   As of April 5, 1998, U.S. Can was in compliance with the Credit
Agreement and its other long-term debt agreements.

     The Company expects total capital expenditures in 1998 to be approximately $20 to $23 million and has spent $3.8 million in the first quarter. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

     In March 1998, one of the European Subsidiaries acquired a 36.5% interest in Formametal, an aerosol can manufacturer in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, Formametal has agreed to purchase approximately $2.6 million to $3.0 million of manufacturing equipment from the Company, and the Company has agreed to provide certain technical and engineering assistance to Formametal. U.S. Can has also provided a guaranty, in an amount not to exceed $2.0 million, to secure the repayment of certain indebtedness of Formametal. No such indebtedness was outstanding as of April 5, 1998.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable.



PART II
                              OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In March 1998, the Company contributed shares of Common Stock, valued at approximately $715,000, to U.S. Can's Salaried Employee Savings and Retirement Accumulation Plan ("SRAP"). These shares are held by a trustee for the benefit of the SRAP participants, who have an indirect beneficial interest in the Common Stock held by the trustee. The transaction between the Company and the trustee is exempt pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

     During the quarter ended April 5, 1998, the Company issued 23,613 shares of Common Stock, representing settlement of certain restricted stock awards made to officers of the Company. These issuances were exempt pursuant to
Section 4(2) of the Act.

ITEM 5. OTHER INFORMATION.

     In May 1998, an Administrative Law Judge ("ALJ") of the National Labor Relations Board ("NLRB") issued a decision, ordering the Company to pay $1.5 million in back pay, plus interest, to certain former employees who were not afforded inter-plant job transfer opportunities. The Company will file an appeal with the full NLRB.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


                                                                Incorporation
Exhibit                                                         by reference
Number   Description of Document                                (if applicable)
-------------------------------------------------------------------------------
  3.1    Restated Certificate of Incorporation of
         U.S. Can Corporation..................................      * 4.3

  3.2    By-Laws of U.S. Can Corporation.......................      & 4.1

 10.1    Employment Agreement Between U.S. Can Corporation
         and Paul W. Jones dated as of April 1, 1998...........

 27.1    Financial Data Schedule (EDGAR version only)..........


-------------------------

    * Previously filed with Registration Statement on Form S-3 of the Corporation, filed on June 1, 1994 (Registration No. 33-79556).
    & Previously filed with Registration Statement on Form S-8 of the Corporation, filed on March 23, 1994 (Registration No. 33-76742).

 (b) U.S. Can Corporation filed no reports on Form 8-K during the quarterly period ended April 5, 1998.

                                 SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   U.S. CAN CORPORATION



 Date: May 19, 1998                By: /s/ John R. McGowan
                                       ---------------------------------------
                                       John R. McGowan
                                       Vice President, Chief Financial Officer,
                                       Controller and Secretary




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.





 Date: May 19, 1998                    /s/ John R. McGowan
                                       ---------------------------------------
                                       John R. McGowan
                                       Vice President, Chief Financial Officer,
                                       Controller and Secretary