Form 10-Q
period 1998-07-05
US CAN CORP
filed 1998-08-19
CIK 895726

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 5, 1998

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

                             Yes   X       No ____

As of July 31,1998, 13,159,760 shares of U.S. Can Corporation's common stock were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JULY 5, 1998

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Balance Sheets as of December 31, 1997 and July 5, 1998.....    3
         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Statements of Operations and Comprehensive Income for the
         Quarterly and Six-Month Periods Ended July 6, 1997 and July
         5, 1998.....................................................    4
         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Statements of Cash Flows for the Quarterly Periods Ended
         July 6, 1997 and July 5, 1998...............................    5
         Notes to Condensed Consolidated Financial Statements........    6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................   18
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   20
PART II  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                              DECEMBER 31,     JULY 5,
                                                                  1997          1998
                                                              ------------     -------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   6,773      $   4,731
  Accounts receivable, less allowances of $15,134 and
    $15,435 in 1997 and 1998, respectively..................      74,137         94,003
  Inventories...............................................     109,458        110,138
  Prepaid expenses and other current assets.................      17,503         11,807
  Prepaid income taxes......................................      22,748         22,398
                                                               ---------      ---------
       Total current assets.................................     230,619        243,077
                                                               ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       5,485          6,324
  Buildings.................................................      73,277         73,859
  Machinery, equipment and construction in process..........     427,404        421,708
                                                               ---------      ---------
                                                                 506,166        501,891
  Less -- Accumulated depreciation and amortization.........    (181,869)      (196,411)
                                                               ---------      ---------
       Total property, plant and equipment..................     324,297        305,480
                                                               ---------      ---------
MACHINERY REPAIR PARTS......................................       6,396          5,923
INTANGIBLES.................................................      59,578         58,646
OTHER ASSETS................................................      12,814         17,618
                                                               ---------      ---------
       Total assets.........................................   $ 633,704      $ 630,744
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $   9,635      $   7,805
  Cash overdrafts...........................................       7,800          7,854
  Accounts payable..........................................      50,686         56,309
  Accrued payrolls and benefits.............................      24,358         25,415
  Accrued insurance.........................................       6,607          8,998
  Restructuring reserves....................................      31,645         22,622
  Other current liabilities.................................      19,117         24,405
                                                               ---------      ---------
       Total current liabilities............................     149,848        153,408
                                                               ---------      ---------
SENIOR DEBT.................................................      91,506         73,990
SUBORDINATED DEBT...........................................     275,000        275,000
                                                               ---------      ---------
       Total long-term debt.................................     366,506        348,990
                                                               ---------      ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits...................................      27,387         28,219
  Deferred income taxes.....................................      17,973         19,882
  Other long-term liabilities...............................       9,677         10,160
                                                               ---------      ---------
       Total other long-term liabilities....................      55,037         58,261
                                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued or outstanding..................          --             --
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 13,097,855 and 13,231,187 shares issued in
    1997 and 1998, respectively.............................         131            132
  Paid-in capital...........................................     108,003        108,905
  Unearned restricted stock.................................      (2,558)        (1,820)
  Treasury common stock, at cost; 44,159 and 71,427 shares
    in 1997 and 1998, respectively..........................        (714)        (1,123)
  Currency translation adjustment...........................      (2,193)        (2,542)
  Retained deficit..........................................     (40,356)       (33,467)
                                                               ---------      ---------
    Total stockholders' equity..............................      62,313         70,085
                                                               ---------      ---------
       Total liabilities and stockholders' equity...........   $ 633,704      $ 630,744
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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                       QUARTERLY PERIOD ENDED          SIX MONTH PERIOD ENDED
                                                    ----------------------------    ----------------------------
                                                    JULY 6, 1997    JULY 5, 1998    JULY 6, 1997    JULY 5, 1998
                                                    ------------    ------------    ------------    ------------
NET SALES.........................................    $190,592        $183,473        $389,373        $375,836
COST OF SALES.....................................     167,844         160,009         340,860         329,202
                                                      --------        --------        --------        --------
  Gross income....................................      22,748          23,464          48,513          46,634
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......       8,115           8,274          16,782          16,489
                                                      --------        --------        --------        --------
  Operating income................................      14,633          15,190          31,731          30,145
INTEREST EXPENSE ON BORROWINGS....................       9,187           8,404          18,442          17,140
AMORTIZATION OF DEFERRED FINANCING COSTS..........         455             384             894             764
OTHER EXPENSE.....................................         460             428             890             867
                                                      --------        --------        --------        --------
  Income before income taxes......................       4,531           5,974          11,505          11,374
PROVISION FOR INCOME TAXES........................       1,716           2,169           4,444           4,487
                                                      --------        --------        --------        --------
  Income from continuing operations...............       2,815           3,805           7,061           6,887
NET INCOME FROM DISCONTINUED OPERATIONS...........         (44)             --              48              --
                                                      --------        --------        --------        --------
NET INCOME........................................       2,771           3,805           7,109           6,887
OTHER COMPONENTS OF COMPREHENSIVE INCOME..........         550             316          (4,162)           (349)
                                                      --------        --------        --------        --------
  Comprehensive income............................    $  3,321        $  4,121        $  2,947        $  6,538
                                                      ========        ========        ========        ========
PER SHARE DATA:
  Basic:
     Income from continuing operations............        $0.21          $0.29            $0.54            $0.52
     Discontinued operations......................          --              --            0.01              --
                                                      --------        --------        --------        --------
     Net Income...................................       $0.21            $0.29           $0.55            $0.52
                                                      ========        ========        ========        ========
     Weighted average shares outstanding
       (000's)....................................      13,034          13,262          13,014          13,212
                                                      ========        ========        ========        ========
  Diluted:
     Income from continuing operations............       $0.21            $0.28           $0.54            $0.52
     Discontinued operations......................          --              --              --              --
                                                      --------        --------        --------        --------
     Net Income...................................       $0.21            $0.28           $0.54            $0.52
                                                      ========        ========        ========        ========
     Weighted average shares and equivalent shares
       outstanding (000's)........................      13,163          13,401          13,159          13,324
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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JULY 6,    JULY 5,
                                                                1997       1998
                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  7,109   $  6,887
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................    22,309     19,742
     Deferred income taxes..................................     1,043      1,719
  Change in operating assets and liabilities, net of effect
     of acquired businesses --
     Accounts receivable....................................   (16,063)   (18,503)
     Inventories............................................     5,413       (802)
     Accounts payable.......................................    (5,021)     5,623
     Accrued payrolls and benefits, insurance and other.....     3,695      6,654
     Postretirement benefits................................       546        832
     Other, net.............................................    (1,502)     6,394
                                                              --------   --------
       Net cash provided by operating activities............    17,529     28,546
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (30,896)    (8,379)
  Acquisition of businesses, net of cash acquired...........   (12,476)        --
  Change in restricted cash.................................     1,283         29
  Machinery repair parts usage (purchases), net.............       (89)       473
                                                              --------   --------
     Net cash used in investing activities..................   (42,178)    (7,877)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options....       108        724
  Net borrowings (payments) under the revolving line of
     credit and changes in cash overdrafts..................    19,964    (12,276)
  Borrowings of other long-term debt, including capital
     lease obligations......................................    18,006         --
  Payments of other long-term debt, including capital lease
     obligations............................................   (10,762)    (9,312)
  Payments of debt refinancing costs........................    (1,247)       (98)
  Purchase of treasury stock, net...........................      (634)    (1,125)
                                                              --------   --------
     Net cash provided by (used in) financing activities....    25,435    (22,087)
                                                              --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................    (2,593)      (624)
                                                              --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................    (1,807)    (2,042)
CASH AND CASH EQUIVALENTS, beginning of period..............     7,966      6,773
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  6,159   $  4,731
                                                              ========   ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 5, 1998
                                  (UNAUDITED)

(1) PRINCIPLES OF REPORTING

     The condensed consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can") and U.S. Can's subsidiaries, most of which are European companies formed or acquired during 1996 (the "European Subsidiaries"). All significant intercompany balances and transactions have been eliminated. The consolidated group including the Corporation is hereinafter referred to as the Company. These financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements, which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, have not been audited by independent public accountants. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's Amendment No. 1 to Annual Report on Form 10-K/A-1 for the year ended December 31, 1997.

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

     The key elements of the restructuring include closure of the Racine, Wisconsin aerosol assembly plant, the Midwest Litho center in Alsip, Illinois, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California; a write down to estimated proceeds for the sale of the Orlando, Florida machine shop and the Baltimore, Maryland specialty and paint can distribution business; and organizational changes designed to reduce general overhead. In July 1997, a major aerosol can customer and principal customer of the Racine plant awarded all of its global aerosol business to a single supplier which is a U.S. Can competitor. Approximately $35 million of annual sales were affected due to the loss of this customer. Closure of the two litho plants and the Racine assembly plant is due to the loss of this business and increased efficiencies at other plants. The Racine plant ceased production on April 24, 1998. The Sparrows Point plant ceased production in mid-February 1998. The transfer of the custom and specialty business from the California Specialty plant to other existing operations was completed in July 1998. In addition, U.S. Can has reached an agreement-in-principle to sell its Orlando, Florida machine engineering center. The Company expects this sale to be completed during the third quarter of 1998.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     The restructuring provisions include $28.7 million for the non-cash write off of assets related to the facilities to be closed or sold, $12.8 million for severance and related termination benefits for approximately 95 salaried and 260 hourly employees (the majority of which have been terminated as of July 5, 1998), and $5.9 million for other related closure costs such as building restoration, equipment disassembly and future lease payments. In addition to these charges, the Company provided an additional $2.2 million related to the continuing carrying costs (principally contractual lease payments) related to the closed Saddle Brook, New Jersey facility which it has not been able to sublet as originally planned. The write off of the assets included in the charge primarily relates to fixed assets ($22.9 million) which cannot be transferred or used in the Company's other operations and unamortized goodwill related to the closed operations. As of July 5, 1998, approximately $6.0 million of the cash severance and other closure costs has been spent with the majority of the remaining costs expected to be spent later in 1998.

     In November 1997, as part of the business and operational realignments, the Company sold its steel pail business which was conducted entirely from its North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business up to the point of sale were $19.2 million. In addition, the Company is actively seeking to sell its commercial Metal Services business which it began reflecting as a discontinued operation late in 1997. Metal Services includes two plants in Chicago, Illinois, one plant each in Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997 revenues from these operations were $116 million (excluding intra-Company sales which are expected to be continued by the buyer and including third-party sales from the closed Midwest Litho plant, which have been transferred to other Metal Services plants). Comparable revenue generated from these facilities in the first half of 1998 was $55 million. Pending offers which had existed in late 1997 and early 1998 were rejected by the Company or were otherwise terminated before a sale was completed. As of August 15, 1998, additional offers are being negotiated, some of which are subject to draft purchase agreements. While a contract for the sale of Metal Services has yet to be signed, management of the Company expects that the current negotiations will result in the sale of this business prior to December 31, 1998. The Company's historical financial statements have been restated to reflect these businesses as discontinued operations.

     In aggregate, the Company provided for a $16.0 million ($12.4 million after income taxes) loss on the sale of these two businesses, primarily representing the excess of recorded carrying value over the estimated aggregate net proceeds for the net assets to be sold in the dispositions. As of July 5, 1998, the net assets of Metal Services, excluding the discontinued operations reserve, included net current assets of approximately $21.9 million and net other assets of approximately $24.5 million.

     As part of its previously announced strategic planning process, the Company is evaluating the composition of its various manufacturing facilities in light of current and expected market conditions and demand.

(3) ACQUISITIONS

     In January 1997, the Company acquired certain assets from Owens-Illinois Closure Inc. ("O-I") for cash consideration of $10 million, subject to adjustment based upon the actual value of the inventory acquired and potential contingent payments of up to $1.5 million based upon realization of certain new business which O-I was seeking at the time of the acquisition. The assets acquired by the Company include machinery, equipment, inventory and raw materials of O-I's Erie, Pennsylvania metal business. The purchase price resulted in goodwill of $7.1 million.

     In March 1998, one of the European Subsidiaries acquired a 36.5% equity interest in Formametal S.A., an aerosol can manufacturer located in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, Formametal has agreed to purchase approximately $2.6 million to $3.0 million of manufacturing equipment from the Company, and the Company has agreed to provide certain

                     U.S. CAN CORPORATION AND SUBSIDIARIES
technical and engineering assistance to Formametal. The Company has also provided a guaranty in an amount not to exceed $2.0 million, to secure the repayment of certain indebtedness of Formametal. This investment is being accounted for on the equity method.

(4) INVENTORIES

     All domestic inventories, except machine shop inventory, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $16.4 million at December 31, 1997, and $19.2 million at July 5, 1998, at the European Subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. Inventory costs include material, labor and factory overhead. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1997 and at July 5, 1998.

     Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                            DECEMBER 31,    JULY 5,
                                                                1997          1998
                                                            ------------    -------
Raw materials...........................................      $ 33,746      $ 33,335
Work in process.........................................        42,763        46,380
Finished goods..........................................        28,037        25,744
Machine shop inventory..................................         4,912         4,679
                                                              --------      --------
                                                              $109,458      $110,138
                                                              ========      ========

(5) DEBT OBLIGATIONS

     The primary debt obligations of the Company at December 31, 1997 and July 5, 1998 consisted of the following (000's omitted):

                                                            DECEMBER 31,    JULY 5,
                                                                1997          1998
                                                            ------------    -------
Senior Debt --
  Revolving line of credit..............................      $ 32,600      $ 20,400
  Secured equipment notes...............................         4,825         1,710
  Capital lease obligations.............................        30,050        27,131
  Secured term loan.....................................        24,840        23,849
  Industrial revenue bonds..............................         7,500         7,500
  Mortgages and other...................................         1,326         1,205
                                                              --------      --------
                                                               101,141        81,795
Less -- Current maturities..............................        (9,635)       (7,805)
                                                              --------      --------
       Total senior debt................................        91,506        73,990
Senior subordinated 10 1/8% notes.......................       275,000       275,000
                                                              --------      --------
       Total long-term debt.............................      $366,506      $348,990
                                                              ========      ========

     In April 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), which currently provides an $80 million revolving credit facility (the "Revolving Credit Facility"). Obligations under the Credit Agreement are secured by U.S. Can's domestic accounts receivable and inventories. Funds available under the Credit Facility may be used for general corporate purposes (including ongoing working capital needs and funds for permitted acquisitions). The Credit Agreement has a five-year maturity and permits the Company to borrow funds in U.S. Dollars, British Pounds or French Francs.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     The loans under the Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate (as defined in the Credit Agreement) per annum, or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus the then applicable margin, for specified interest periods (selected by U.S. Can) of one, two, three or six months. The weighted average interest rate of the loans outstanding under the Credit Agreement was 6.7% and 6.5% at December 31, 1997 and July 5, 1998, respectively.

     As of December 31, 1997, U.S. Can had borrowings of $32.6 million outstanding under the Credit Agreement, $12.5 million in letters of credit had been issued pursuant thereto, and $64.9 million of unused credit remained available. In April 1998, the Revolving Credit Facility was reduced to $80 million. As of July 5, 1998, U.S. Can had borrowings of $20.4 million outstanding under the Credit Agreement, $12.3 million in letters of credit had been issued pursuant thereto, and $47.3 million of unused credit remained available.

     Capital lease obligations mature in varying amounts through 2007 and bear interest at various rates between 4.57% and 15.8%. Other debt, consisting of various governmental loans and real estate mortgages at interest rates between 3.25% and 8.75%, matures at various times through 2025, the proceeds of which were used to finance the expansion of several manufacturing facilities.

     In December 1996, one of the European Subsidiaries entered into (and U.S. Can guaranteed) a $28 million secured term loan to finance the acquisition of land, building and equipment comprising the Merthyr Tydfil, Wales aerosol can production facility. This credit facility is secured by the real and personal property of the Merthyr Tydfil operation. The loan is denominated in U.S. Dollars. During 1997, in connection with the transaction, the Company entered into foreign exchange contracts which allow the Company to exchange a fixed amount of U.K. Pounds for U.S. Dollars at certain dates which coincide with the repayment of principal and interest on the loan. The forward contracts are intended to hedge against fluctuations in currency rates.

     In October 1996, the Corporation issued $275.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 in a private placement. These notes were exchanged in March 1997 for similar notes which are publicly registered. These exchange notes (the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon certain changes of control of the Corporation, the Note holders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium. Net proceeds from the issuance of the 10 1/8% Notes were $268.1 million. Approximately $158.4 million of the net proceeds was used to pay down amounts outstanding under the Company's previous credit agreement and $109.7 million was used to redeem all of U.S. Can's 13 1/2% Senior Subordinated Notes due 2002 and remaining interest thereon on January 15, 1997.

     The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. The covenants also restrict the Corporation's and U.S. Can's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make investments, and to enter into acquisitions, mergers and transactions with affiliates. The Company was in compliance with all terms and restrictive covenants of the Credit Agreement and its other debt agreements as of July 5, 1998.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

(6) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest on borrowings of approximately $17.1 million and $18.0 million for the six-month periods ended July 6, 1997 and July 5, 1998, respectively.

     The Company paid approximately $2.6 million and $1.0 million of income taxes for the six-month periods ended July 6, 1997 and July 5, 1998, respectively.

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

     The groundwater in San Leandro, California, formerly a site of one of the Company's can assembly facilities, is contaminated at shallow and intermediate depths, and the area of concern partially extends to the groundwater below the facility formerly owned by the Company. The Company has agreed to indemnify the purchaser of this site against environmental claims related to the Company's ownership of the property. In April 1996, the California Department of Toxic Substances Control ("CDTSC") issued an order to certain past and present owners of this facility, including U.S. Can, directing such owners to conduct remediation activities at this site. No specific form of remediation was indicated. The CDTSC, U.S. Can and its consultants met in May 1998 to discuss the property at the former U.S. Can site. U.S. Can's consultant presented a model explaining the origin of contaminants found beneath the site. The CDTSC does not believe this model adequately explains the contamination found at the site. If the CDTSC's concerns can be adequately addressed, the CDTSC has stated it is likely no further action would be required. If not, the CDTSC will require additional testing of the groundwater and development of a feasibility study. There can be no assurance that the Company will not incur material costs and expenses in connection with the CDTSC order and remediation at the site.

     An Administrative Law Judge of the National Labor Relations Board ("NLRB") has issued a decision ordering the Company to pay $1.5 million in back pay, plus interest, for a violation of certain sections of the National Labor Relations Act as a result of the Company's closure of certain facilities in 1991 and failure to offer inter-plant job opportunities to affected employees. The Company is attempting to appeal to the full NLRB on the grounds, among others, that the Company is entitled to a credit against this award for certain pension payments.

     As a potentially responsible party ("PRP") at various Superfund sites in the U.S., the Company is or may be legally responsible, jointly and severally with the other members of the PRP group, for the cost of remediation of these sites. Based on currently available data (including EPA data, internal records and other sources believed to be reliable), the Company believes its contribution, and/or the contributions of its predecessors, to these sites was de minimis. Based on the information currently available, management does not believe that its aggregate remediation costs or potential liabilities in connection with these sites will have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance that the other PRP's will pay their proportionate share of the remediation costs at these sites and, as a result, future costs or liabilities incurred by the Company could be material.

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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

     SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997 and adopted by the Company in the first quarter of 1998. This new pronouncement established standards for the reporting and display of comprehensive income and its components which, for the Company, include cumulative translation adjustments and minimum pension liability adjustments.

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

     SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in their fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While this standard must be adopted by fiscal 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used significant derivative or hedge instruments.

(9) SUBSIDIARY GUARANTOR INFORMATION

     The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through July 5, 1998, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

     The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the European Subsidiaries (the "Non-Guarantor Subsidiaries"), as of December 31, 1997 and July 5, 1998, and for the six-month periods ended July 6, 1997 and July 5, 1998. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997

                                                 UNITED STATES      EUROPEAN
                                    U.S. CAN      CAN COMPANY     SUBSIDIARIES                     U.S. CAN
                                   CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                    (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                   -----------   -------------   --------------   ------------   ------------
                                                                (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents......   $     --        $    415        $  6,358       $      --       $  6,773
  Accounts receivable............         --          53,559          20,578              --         74,137
  Inventories....................         --          93,028          16,430              --        109,458
  Prepaid expenses and other
     assets......................         --          13,904           3,599              --         17,503
  Prepaid income taxes...........         --          22,748              --              --         22,748
                                    --------        --------        --------       ---------       --------
          Total current assets...         --         183,654          46,965              --        230,619
                                    --------        --------        --------       ---------       --------
NET PROPERTY, PLANT AND
  EQUIPMENT......................         --         256,464          67,833              --        324,297
INTANGIBLE ASSETS................         --          59,578              --              --         59,578
OTHER ASSETS.....................      7,347          10,240           1,623              --         19,210
INVESTMENT IN SUBSIDIARIES.......    335,962          48,646              --        (384,608)            --
                                    --------        --------        --------       ---------       --------
          Total assets...........   $343,309        $558,582        $116,421       $(384,608)      $633,704
                                    ========        ========        ========       =========       ========
CURRENT LIABILITIES:
  Current maturities of long-term
     debt........................   $     --        $  6,817        $  2,818       $      --       $  9,635
  Accounts payable...............         --          42,155          16,331              --         58,486
  Other current liabilities......         --          73,480           8,247              --         81,727
                                    --------        --------        --------       ---------       --------
          Total current
            liabilities..........         --         122,452          27,396              --        149,848
                                    --------        --------        --------       ---------       --------
SENIOR DEBT......................         --          61,850          29,656              --         91,506
SUBORDINATED DEBT................    275,000              --              --              --        275,000
OTHER LONG-TERM LIABILITIES......         --          52,031           3,006              --         55,037
INTERCOMPANY ADVANCES............      5,996         (13,713)          7,717              --             --
STOCKHOLDERS' EQUITY.............     62,313         335,962          48,646        (384,608)        62,313
                                    --------        --------        --------       ---------       --------
          Total liabilities and
            equity...............   $343,309        $558,582        $116,421       $(384,608)      $633,704
                                    ========        ========        ========       =========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 5, 1998
                                (000'S OMITTED)

                                                   UNITED STATES      EUROPEAN
                                      U.S. CAN      CAN COMPANY     SUBSIDIARIES                     U.S. CAN
                                     CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                      (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                     -----------   -------------   --------------   ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents........   $     --        $    129        $  4,602       $      --       $  4,731
  Accounts receivable..............         --          66,340          27,663              --         94,003
  Inventories......................         --          90,967          19,171              --        110,138
  Prepaid expenses and other
     assets........................         --           9,748           2,059              --         11,807
  Prepaid income taxes.............         --          22,398              --              --         22,398
                                      --------        --------        --------       ---------       --------
       Total current assets........         --         189,582          53,495              --        243,077
                                      --------        --------        --------       ---------       --------
NET PROPERTY, PLANT AND
  EQUIPMENT........................         --         237,120          68,360              --        305,480
INTANGIBLE ASSETS..................         --          58,646              --              --         58,646
OTHER ASSETS.......................      6,931          10,456           6,154              --         23,541
INVESTMENT IN SUBSIDIARIES.........    339,041          51,775              --        (390,816)            --
                                      --------        --------        --------       ---------       --------
       Total assets................   $345,972        $547,579        $128,009       $(390,816)      $630,744
                                      ========        ========        ========       =========       ========
CURRENT LIABILITIES:
  Current maturities of long-term
     debt..........................   $     --        $  5,116        $  2,689       $      --       $  7,805
  Accounts payable.................         --          44,510          19,653              --         64,163
  Other current liabilities........         --          70,454          10,986              --         81,440
                                      --------        --------        --------       ---------       --------
       Total current liabilities...         --         120,080          33,328              --        153,408
                                      --------        --------        --------       ---------       --------
SENIOR DEBT........................                     46,037          27,953              --         73,990
SUBORDINATED DEBT..................    275,000              --              --              --        275,000
OTHER LONG-TERM LIABILITIES........         --          53,020           5,241              --         58,261
INTERCOMPANY ADVANCES..............        887         (10,599)          9,712              --             --
STOCKHOLDERS' EQUITY...............     70,085         339,041          51,775        (390,816)        70,085
                                      --------        --------        --------       ---------       --------
       Total liabilities and
          stockholders' equity.....   $345,972        $547,579        $128,009       $(390,816)      $630,744
                                      ========        ========        ========       =========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 6, 1997

                                                    UNITED STATES      EUROPEAN
                                       U.S. CAN      CAN COMPANY     SUBSIDIARIES                      U.S. CAN
                                      CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                   CORPORATION
                                       (PARENT)      GUARANTOR)      SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                      -----------   -------------   --------------    ------------   ------------
                                                                    (000'S OMITTED)
NET SALES...........................    $   --         $335,598         $53,775         $    --        $389,373
COST OF SALES.......................        --          291,897          48,963              --         340,860
                                        ------         --------         -------         -------        --------
  Gross Income......................        --           43,701           4,812              --          48,513
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..........................        --           14,691           2,091              --          16,782
                                        ------         --------         -------         -------        --------
  Operating Income..................        --           29,010           2,721              --          31,731
INTEREST EXPENSE ON BORROWINGS......        --           17,689             753              --          18,442
AMORTIZATION OF DEFERRED FINANCING
  COSTS.............................        --              894              --              --             894
OTHER EXPENSES......................        --              890              --              --             890
EQUITY EARNINGS FROM SUBSIDIARY.....     7,109            1,676              --          (8,785)             --
PROVISION FOR INCOME TAXES..........        --            4,152             292              --           4,444
NET EARNINGS FROM DISCONTINUED
  OPERATIONS........................        --               48              --              --              48
                                        ------         --------         -------         -------        --------
NET INCOME..........................    $7,109         $  7,109         $ 1,676         $(8,785)       $  7,109
                                        ======         ========         =======         =======        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 5, 1998

                                                    UNITED STATES      EUROPEAN
                                       U.S. CAN      CAN COMPANY     SUBSIDIARIES                     U.S. CAN
                                      CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                       (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                      -----------   -------------   --------------   ------------   ------------
                                                                   (000'S OMITTED)
NET SALES..........................     $   --         $315,305        $60,531         $    --        $375,836
COST OF SALES......................         --          275,121         54,081              --         329,202
                                        ------         --------        -------         -------        --------
  Gross Income.....................         --           40,184          6,450              --          46,634
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES.........................         --           14,197          2,292              --          16,489
                                        ------         --------        -------         -------        --------
  Operating Income.................         --           25,987          4,158              --          30,145
INTEREST EXPENSE ON BORROWINGS.....         --           15,833          1,307              --          17,140
AMORTIZATION OF DEFERRED FINANCING
  COSTS............................         --              764             --              --             764
OTHER EXPENSES.....................         --              867             --              --             867
EQUITY EARNINGS FROM SUBSIDIARY....      6,887            2,007             --          (8,894)             --
PROVISION FOR INCOME TAXES.........         --            3,643            844              --           4,487
                                        ------         --------        -------         -------        --------
NET INCOME.........................     $6,887         $  6,887        $ 2,007         ($8,894)       $  6,887
                                        ======         ========        =======         =======        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 6, 1997
                                (000'S OMITTED)

                                                        UNITED STATES      EUROPEAN
                                           U.S. CAN      CAN COMPANY     SUBSIDIARIES                     U.S. CAN
                                          CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                           (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                          -----------   -------------   --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES....    $    --        $ 15,302        $ 2,227         $    --        $ 17,529
                                            -------        --------        -------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................         --         (24,203)        (6,693)             --         (30,896)
  Acquisition of businesses, net of
     cash...............................         --         (12,476)            --              --         (12,476)
  Changes in restricted cash............         --           1,283             --              --           1,283
  Investment in subsidiaries............      1,823              --             --          (1,823)             --
  Machinery repair parts usage, net.....         --             (89)            --              --             (89)
                                            -------        --------        -------         -------        --------
  Net cash used in investing
     activities.........................      1,823         (35,485)        (6,693)         (1,823)        (42,178)
                                            -------        --------        -------         -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances.......     (1,297)         17,557        (16,260)             --              --
  Issuance of common stock and exercise
     of stock options...................        108              --             --              --             108
  Net borrowings under the revolving
     line of credit and changes in cash
     overdrafts.........................         --          19,964             --              --          19,964
  Borrowings of other long-term debt,
     including capital lease
     obligations........................         --              31         17,975              --          18,006
  Payments of other long-term debt,
     including capital lease
     obligations........................         --          (9,858)          (904)             --         (10,762)
  Payments of debt refinancing costs....         --          (1,247)            --              --          (1,247)
  Capital contribution from parent......         --          (1,823)            --           1,823              --
  Purchase of treasury stock, net.......       (634)             --             --              --            (634)
                                            -------        --------        -------         -------        --------
          Net cash provided from
            financing activities........     (1,823)         24,624            811           1,823          25,435
                                            -------        --------        -------         -------        --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH..................................         --              --         (2,593)             --          (2,593)
                                            -------        --------        -------         -------        --------
INCREASE IN CASH AND CASH EQUIVALENTS...         --           4,441         (6,248)             --          (1,807)
CASH AND CASH EQUIVALENTS, beginning of
  period................................         --             628          7,338              --           7,966
                                            -------        --------        -------         -------        --------
CASH AND CASH EQUIVALENTS, end of
  period................................    $    --        $  5,069        $ 1,090         $    --        $  6,159
                                            =======        ========        =======         =======        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 5, 1998
                                (000'S OMITTED)

                                                      UNITED STATES      EUROPEAN
                                         U.S. CAN      CAN COMPANY     SUBSIDIARIES                     U.S. CAN
                                        CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                         (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                        -----------   -------------   --------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:.........................    $    --        $ 26,429        $ 2,117         $    --        $ 28,546
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................         --          (5,811)        (2,568)             --          (8,379)
  Acquisition of businesses, net of
     cash.............................         --              --             --              --              --
  Changes in restricted cash..........         --              29             --              --              29
  Machinery repair parts usage, net...         --             263            210              --             473
                                          -------        --------        -------         -------        --------
       Net cash used in investing
          activities..................         --          (5,519)        (2,358)             --          (7,877)
                                          -------        --------        -------         -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances.....        401          (3,638)         3,237              --              --
  Issuance of common stock and
     exercise of stock options........        724              --             --              --             724
  Net borrowings under the revolving
     lines of credit and changes in
     cash overdrafts..................         --         (12,146)          (130)             --         (12,276)
  Borrowings of other long-term debt,
     including capital lease
     obligations......................         --              --             --              --              --
  Payments of other long-term debt,
     including capital lease
     obligations......................         --          (5,314)        (3,998)             --          (9,312)
  Payments of debt refinancing
     costs............................         --             (98)            --              --             (98)
  Purchase of treasury stock, net.....     (1,125)             --             --              --          (1,125)
                                          -------        --------        -------         -------        --------
       Net cash provided by (used in)
          financing activities........         --         (21,196)          (891)             --         (22,087)
                                          -------        --------        -------         -------        --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH................................         --              --           (624)             --            (624)
                                          -------        --------        -------         -------        --------
DECREASE IN CASH AND CASH
  EQUIVALENTS.........................         --            (286)        (1,756)             --          (2,042)
CASH AND CASH EQUIVALENTS, beginning
  of period...........................         --             415          6,358              --           6,773
                                          -------        --------        -------         -------        --------
CASH AND CASH EQUIVALENTS, end of
  period..............................    $    --        $    129        $ 4,602         $    --        $  4,731
                                          =======        ========        =======         =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Corporation's Amendment No. 1 to Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

RESULTS OF OPERATIONS

     In November 1997, as part of certain business and operational realignments, the Company sold its steel pail business which was conducted entirely from its North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business up to the point of sale were $19.2 million. In addition, the Company continues to actively work towards the sale of its commercial Metal Services business which it began reflecting as a discontinued operation late in 1997. Metal Services includes two plants in Chicago, Illinois, one plant each in Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997 revenues from these operations were $116 million (excluding intra-Company sales which are expected to be continued by the buyer and including third-party sales from the closed Midwest Litho plant, which have been transferred to other Metal Services plants). Comparable revenues generated from these facilities in the second quarter and first half of 1998 were $27 million and $55 million, respectively. The Company anticipates that the sale of Metal Services will be completed in 1998. The Company's historical financial statements have been restated to reflect these businesses as discontinued operations. The following comparisons incorporate these restatements.

QUARTER ENDED JULY 5, 1998, AS COMPARED TO QUARTER ENDED JULY 6, 1997

  Net Sales

     Net sales for the quarterly period ended July 5, 1998, totaled $183.5 million, a 3.7% decrease versus the corresponding period in 1997. The loss of a major aerosol customer, which occurred in the third quarter of 1997, accounted for a change in excess of 4.0% in period to period consolidated sales. European sales for the second quarter of 1998 increased 15.7% versus the same period in 1997, representing a 2.2% increase in consolidated sales. The European sales increase is primarily due to stronger activity in the Schwedt, Germany and Voghera, Italy operations versus the second quarter of last year.

  Gross Income

     Gross income of $23.5 million for the second quarter of 1998 is up $0.7 million, or 3.1%, versus the second quarter of 1997. Gross margin increased to 12.8% of net sales for the period from 11.9% in the comparable period of 1997. Second quarter margins reflect improved domestic aerosol demand and operating benefits resulting from the 1997 restructuring program. The Company's Wales operation continued its qualification process with its major customer in the second quarter, which had an adverse effect on gross margin. Early in the third quarter of 1998, the Wales plant successfully completed commercial qualification, which is expected to favorably impact results of this operation going forward.

  Operating Income

     Operating income in the second quarter of 1998 of $15.2 million or 8.3% of net sales, compares favorably to $14.6 million or 7.7% of net sales reported in the second quarter of 1997, as a result of improved gross margins. Selling, general and administrative expense were flat quarter to quarter with the second quarter of 1998 reflecting temporary redundancy of expense relating to timing of management changes.

  Interest and Other Expenses

     Interest expense in the second quarter of 1998 was down $0.8 million versus the second quarter of 1997. Strong operating cash flow, and continued focus on working capital and capital expenditures, has resulted in long-term debt (including current maturities) decreasing $41.6 million since the second quarter of last year, and $19.3 million since fiscal year end 1997.

  Net Income

     Second quarter net income of $3.8 million or $0.28 diluted earnings per share compares favorably to 1997 second quarter net income of $2.8 million or $0.21 diluted earnings per share. Improved gross margins positively affected net earnings for the 1998 period.

SIX-MONTH PERIOD ENDED JULY 5, 1998 VS. SIX-MONTH PERIOD ENDED JULY 6, 1997

  Net Sales

     Net sales for the six-month period ended July 5, 1998, totaled $375.8 million, a decrease of 3.5% versus the corresponding period in 1997. The loss of a major aerosol customer, which occurred in the third quarter of 1997, accounted for 4.0% of the change in period to period consolidated sales. European sales for the first half of 1998 increased 12.6% versus the same period in 1997, representing a 2.0% increase in consolidated sales.

  Gross Income

     Gross income of $46.6 million for the first half of 1998 is down $1.9 million, or 3.9%, versus the same period of 1997. Gross margin of 12.4% of net sales for the 1998 period is slightly lower than the six-month period of 1997, at 12.5%. Improved second quarter 1998 margins, resulting from improved domestic aerosol demand and the operating benefits of the 1997 restructuring program beginning to materialize, have favorably impacted six-month comparative results. Early in the third quarter of 1998, the Wales plant successfully completed commercial qualification, which is expected to favorably impact results of this operation going forward.

  Operating Income

     Operating income for the six-month period of 1998 of $30.1 million or 8.0% of net sales, is slightly below operating income of $31.7 million or 8.1% of net sales reported in the corresponding period of 1997. Stronger gross margins in the second quarter and operating benefits resulting from the 1997 restructuring program have served to improve 1998 year to date operating income comparisons to prior year, versus similar comparisons at the end of the first quarter.

  Interest and Other Expenses

     Interest expense for the six-month period ended July 5, 1998 of $17.1 million is down $1.3 million or 7.1% versus the corresponding period of 1997. Continued focus on working capital and capital expenditures, and strong operating cash flow has resulted in long-term debt (including current maturities) decreasing $41.6 million since the second quarter of last year, and $19.3 million since fiscal year end 1997.

  Net Income

     First half net income of $6.9 million or $0.52 diluted earnings per share, is down $0.2 million versus the corresponding period of 1997. 1997 first half diluted earnings per share was $0.54.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of 1998, the Company met its liquidity needs through internally generated cash flow and borrowings under its credit lines. During this six-month period, principal liquidity needs included operations (including restructuring-related expenditures), debt amortization, capital expenditures and the Company's minority investment in Formametal. Cash flow from operations was $28.5 million in the first half of 1998, compared to $17.5 million in the first half of 1997. Increased cash from operations resulted from improved working capital management starting in 1997 and continuing through the first half of 1998.

Additionally, first half 1998 capital expenditures and business acquisitions were significantly less than in the first half 1997.

     The Company expects total capital expenditures in 1998 to be approximately $20 to $23 million and has spent $8.4 million in the first half of 1998, compared to $30.9 million in the first half of 1997. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

     In March 1998, one of the European Subsidiaries acquired a 36.5% equity interest in Formametal, an aerosol can manufacturer located in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, Formametal has agreed to purchase approximately $2.6 million to $3.0 million of manufacturing equipment from the Company, and the Company has agreed to provide certain technical and engineering assistance to Formametal. The Company has also provided a guaranty in an amount not to exceed $2.0 million, to secure the repayment of certain indebtedness of Formametal. This investment is being accounted for on the equity method.

     In January 1997, the Company acquired certain assets from Owens-Illinois Closure Inc. ("O-I") for cash consideration of $10 million, subject to adjustment based upon the actual value of the inventory acquired and potential contingent payments of up to $1.5 million based upon realization of certain new business which O-I was seeking at the time of the acquisition. The assets acquired by the Company include machinery, equipment, inventory and raw materials of O-I's Erie, Pennsylvania metal business. The purchase price resulted in goodwill of $7.1 million.

     As of July 5, 1998, U.S. Can had borrowings of $20.4 million outstanding under the Credit Agreement, $12.3 million in letters of credit had been issued pursuant thereto, and $47.3 million of unused credit remained available thereunder. As of July 5, 1998, U.S. Can was in compliance with the Credit Agreement and its other long-term debt agreements.

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

     Not Required.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The registrant's Annual Meeting of Stockholders was held on April 24, 1998. The following persons were nominated and elected to serve as Directors of the registrant for a term of three years or until their successors have been duly elected and qualified:

                         NOMINEE                               FOR        WITHHELD
                         -------                               ---        --------
Calvin W. Aurand, Jr. ...................................   12,464,978      3,628
Carl Ferenbach...........................................   12,442,591     26,015
Francisco A. Soler.......................................   12,414,723     53,883

     In addition, the registrant's appointment of Arthur Andersen LLP to serve as its independent auditor for fiscal year 1998 was ratified in accordance with the following vote:

   FOR       AGAINST   WITHHELD
   ---       -------   --------
12,464,831    2,662     1,113

ITEM 5. OTHER INFORMATION.

     Paul W. Jones has been elected by the Board of Directors as President and Chief Executive Officer of the Company, effective April 1, 1998. Mr. Jones was elected as a director on April 24, 1998 and became Chairman of the Board on July 1, 1998. Mr. Jones, 49 years old, had been President and Chief Executive Officer of Greenfield Industries, Inc., a major tool manufacturer located in Augusta, Georgia, which he joined in 1989. Prior to that, in a 19-year career with General Electric Company, he held general manager positions in three G.E. divisions.

     Timothy W. Stonich, former Executive Vice President -- Finance, Chief Financial Officer and Secretary of U.S. Can, resigned from U.S. Can effective April 6, 1998, to pursue other personal and business interests.

     On July 6, 1998, William J. Smith, founder of U.S. Can, resigned from the Company's Board of Directors. Mr. Smith retired April 1, 1998 from his position as President and Chief Executive Officer.

     On July 10, 1998, the Company announced a corporate reorganization, with each business operation responsible for marketing, market strategy, manufacturing, sales and overall business leadership. The Company also created a Business Support organization which will focus on overall quality assurance, manufacturing systems and programs, plant rationalizations and restructuring, and manufacturing technology and strategy for each of the business units. The Company believes that the reorganization will allow it to respond more efficiently to customer expectations and to position it for future growth.

     On August 10, 1998, John L. Workman joined the Company as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Workman was employed by Montgomery Ward Holding Corporation since 1984 in a variety of positions, including Vice President, Finance, Chief Financial Officer, and most recently as Executive Vice President and Chief Restructuring Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                                                            INCORPORATION
EXHIBIT                                                                     BY REFERENCE
NUMBER                       DESCRIPTION OF DOCUMENT                       (IF APPLICABLE)
-------                      -----------------------                       ---------------
  27.1     Financial Data Schedule (EDGAR version only)

     (b) U.S. Can Corporation filed no reports on Form 8-K during the quarterly period ended July 5, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          U.S. CAN CORPORATION

Date: August 19, 1998                     By:      /s/ JOHN L. WORKMAN

                                            ------------------------------------
                                            John L. Workman
                                            Executive Vice President and Chief
                                              Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: August 19, 1998                     By:      /s/ JOHN L. WORKMAN

                                            ------------------------------------
                                            John L. Workman
                                            Executive Vice President and Chief
                                              Financial Officer