Form 10-Q
period 1998-10-04
US CAN CORP
filed 1998-11-18
CIK 895726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1998

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

                                    Yes X   No

As of October 31,1998, 13,156,718 shares of U.S. Can Corporation's common stock were outstanding.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1998

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  U.S. Can Corporation and Subsidiaries Condensed Consolidated
                  Balance Sheets as of December 31, 1997 and October 4, 1998                       4

                  U.S. Can Corporation and Subsidiaries Condensed Consolidated
                  Statements of Operations and Comprehensive Income for the
                  Quarterly and Nine-Month Periods Ended October 5, 1997 and
                  October 4, 1998                                                                  5

                  U.S. Can Corporation and Subsidiaries Condensed Consolidated
                  Statements of Cash Flows for the Quarterly Periods Ended
                  October 5, 1997 and October 4, 1998                                              6

                  Notes to Condensed Consolidated Financial Statements                             7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       20

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                      24

PART II           OTHER INFORMATION

Item 5.           Other Information                                                               24

Item 6.           Exhibits and Reports on Form 8-K                                                24


                           FORWARD-LOOKING STATEMENTS


                  Certain statements in this report constitute "forward looking statements" within the meaning of the Federal Securities laws. Such statements involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than any future results, performance or achievements expressed or implied in this report. By way of example and not limitation, known risks and uncertainties include the timing of, and net proceeds realized from, divestitures, the timing and cost of plant closures, the level of cost reduction achieved through restructuring, the success of new technology, changes in market conditions or product demand, loss of important customers, competition and currency fluctuations. In light of these and other risks and uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

                      U.S. CAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (000's OMITTED, EXCEPT SHARE DATA)


                             ASSETS
                                                                                December 31,  October 4,
                                                                                    1997         1998
                                                                                 -----------   ----------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   6,773    $   9,285
     Accounts receivable, less allowances of $15,134 and $17,066 in 1997 and
         1998, respectively                                                          74,137       90,351
    Inventories                                                                     109,458      109,792
     Prepaid expenses and other current assets                                       17,503       23,552
     Prepaid income taxes                                                            22,748       22,398
                                                                                  ---------    ---------
         Total current assets                                                       230,619      255,378
                                                                                  ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                             5,485        6,445
     Buildings                                                                       73,277       74,428
     Machinery, equipment and construction in process                               427,404      422,877
                                                                                  ---------    ---------
                                                                                    506,166      503,750
     Less -- Accumulated depreciation and amortization                             (181,869)    (203,234)
                                                                                  ---------    ---------
         Total property, plant and equipment                                        324,297      300,516
                                                                                  ---------    ---------

MACHINERY REPAIR PARTS                                                                6,396        5,863
INTANGIBLE ASSETS                                                                    59,578       61,170
OTHER ASSETS                                                                         12,814       17,765
                                                                                  ---------    ---------
     Total assets                                                                 $ 633,704    $ 640,692
                                                                                  =========    =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                         $   9,635    $   7,438
     Cash overdrafts                                                                  7,800        8,203
     Accounts payable                                                                50,686       49,704
     Accrued payrolls and benefits                                                   24,358       27,180
     Accrued insurance                                                                6,607        9,145
     Restructuring reserves                                                          31,645       54,525
     Other current liabilities                                                       19,117       31,671
                                                                                  ---------    ---------
         Total current liabilities                                                  149,848      187,866
                                                                                  ---------    ---------

SENIOR DEBT                                                                          91,506       60,286
SUBORDINATED DEBT                                                                   275,000      275,000
                                                                                  ---------    ---------
     Total long-term debt                                                           366,506      335,286
                                                                                  ---------    ---------

OTHER LONG-TERM LIABILITIES:
     Postretirement benefits                                                         27,387       28,592
     Deferred income taxes                                                           17,973       17,603
     Other long-term liabilities                                                      9,677       24,725
                                                                                  ---------    ---------
         Total other long-term liabilities                                           55,037       70,920
                                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 10,000,000 shares authorized,
         none issued or outstanding                                                    --           --
     Common stock, $.01 par value; 50,000,000 shares authorized
         13,097,855 and 13,234,675 shares issued in 1997 and 1998, respectively         131          132
     Paid-in capital                                                                108,003      108,964
     Unearned restricted stock                                                       (2,558)      (1,348)
     Treasury common stock, at cost; 44,159 and 100,242 shares in 1997
         and 1998, respectively                                                        (714)      (1,584)
     Currency translation adjustment                                                 (2,193)        (192)
     Retained deficit                                                               (40,356)     (59,352)
                                                                                  ---------    ---------
         Total stockholders' equity                                                  62,313       46,620
                                                                                  ---------    ---------
           Total liabilities and stockholders' equity                             $ 633,704    $ 640,692
                                                                                  =========    =========



      The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these balance sheets.

                      U.S. CAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                     (000's OMITTED, EXCEPT PER SHARE DATA)


                                                               Quarterly Period Ended              Nine Months Period Ended
                                                               ----------------------              ------------------------
                                                         October 5, 1997    October 4, 1998    October 5, 1997   October 4, 1998
                                                         ---------------    ---------------    ---------------   ---------------
NET SALES                                                  $ 195,021          $ 177,920         $ 595,284           $ 553,756
COST OF SALES                                                172,121            154,365           524,677             483,567
                                                           ---------          ---------         ---------           ---------

   Gross income                                               22,900             23,555            70,607              70,189
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                    8,134              7,785            25,245              24,274
SPECIAL CHARGES                                               52,159             35,869            52,159              35,869
                                                           ---------          ---------         ---------           ---------

   Operating income (loss)                                   (37,393)           (20,099)           (6,797)             10,046
INTEREST EXPENSE ON BORROWINGS                                 9,274              8,251            27,716              25,391
AMORTIZATION OF DEFERRED FINANCING COSTS                         475                346             1,369               1,110
OTHER EXPENSE                                                    536                450             1,588               1,317
                                                           ---------          ---------         ---------           ---------

   Income (loss) before income taxes                         (47,678)           (29,146)          (37,470)            (17,772)
PROVISION (BENEFIT) FOR INCOME TAXES                         (17,380)           (11,788)          (13,392)             (7,301)
                                                           ---------          ---------         ---------           ---------

   Income (loss) from continuing operations                  (30,298)           (17,358)          (24,078)            (10,471)

NET INCOME FROM DISCONTINUED OPERATIONS                          491                  0             1,380                   0
NET LOSS ON SALE OF DISCONTINUED BUSINESS                          0             (8,528)                0              (8,528)
                                                           ---------          ---------         ---------           ---------

NET INCOME (LOSS)                                            (29,807)           (25,886)          (22,698)            (18,999)

OTHER COMPONENTS OF COMPREHENSIVE INCOME (LOSS)               (2,695)             2,350            (6,857)              2,001
                                                           ---------          ---------         ---------           ---------

    Comprehensive income (loss)                            ($ 32,502)         ($ 23,536)        ($ 29,555)          ($ 16,998)
                                                           =========          =========         =========           =========


PER SHARE DATA:
   Basic:
     Income (loss) from continuing operations              $   (2.31)         $   (1.30)        $   (1.85)          $   (0.79)
     Discontinued operations                                    0.03              (0.64)             0.11               (0.64)
                                                           ---------          ---------         ---------           ---------

     Net Income (loss)                                     $   (2.28)         $   (1.94)        $   (1.74)          $   (1.43)
                                                           =========          =========         =========           =========

     Weighted average shares outstanding(000's)               13,092             13,325            13,039              13,245
                                                           =========          =========         =========           =========

   Diluted:
     Income (loss) from continuing operations              $   (2.31)         $   (1.30)        $   (1.85)          $   (0.79)
     Discontinued operations                                    0.03              (0.64)             0.11               (0.64)
                                                           ---------          ---------         ---------           ---------

     Net Income (loss)                                     $   (2.28)         $   (1.94)        $   (1.74)          $   (1.43)
                                                           =========          =========         =========           =========

    Weighted average shares and equivalent
     shares outstanding(000's)                                13,092             13,325            13,039              13,245
                                                           =========          =========         =========           =========




    The accompanying Notes to Condensed Consolidated Financial Statements
                  are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's OMITTED)

                                                               NINE MONTHS ENDED
                                                             ----------------------
                                                             OCTOBER 5,  OCTOBER 4,
                                                                1997       1998
                                                             ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                        $(22,698)   $(18,999)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities--
       Restructure Provision                                   52,159      35,869
       Depreciation and amortization                           33,524      29,354
       Deferred income taxes                                  (18,162)       (236)
    Change in operating assets and liabilities,
       net of effect of acquired businesses--
       Accounts receivable                                    (10,739)    (16,214)
       Inventories                                              5,941        (334)
       Accounts payable                                          (949)       (983)
       Accrued payrolls and benefits, insurance and other       9,989      16,841
       Postretirement benefits                                    617       1,204
       Other, net                                              (6,282)      3,559
                                                             --------    --------
          Net cash provided by operating activities            43,400      50,061
                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (40,078)    (12,336)
    Acquisition of businesses, net of cash acquired           (12,581)       --
    Change in restricted cash                                   2,016          29
    Proceeds from sale of assets                                 --           215
    Machinery repair parts usage, net                             122         532
                                                             --------    --------
       Net cash used in investing activities                  (50,521)    (11,560)
                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock and exercise of stock options        131         782
    Net borrowings (payments) under the revolving
       line of credit and changes in cash overdrafts            7,786     (24,411)
    Borrowings of other long-term debt, including
       capital lease obligations                               26,166        --
    Payments of other long-term debt, including
       capital lease obligations                              (19,347)     (8,621)
    Payments of debt refinancing costs                           (992)       (134)
    Purchase of treasury stock, net                              (715)     (1,585)
                                                             --------    --------
       Net cash provided by (used in) financing activities     13,029     (33,969)
                                                             --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (6,682)     (2,020)
                                                             --------    --------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                (774)      2,512
CASH AND CASH EQUIVALENTS, beginning of period                  7,966       6,773
                                                             --------    --------
CASH AND CASH EQUIVALENTS, end of period                     $  7,192    $  9,285
                                                             ========    ========

   The accompanying Notes to Condensed Consolidated Financial Statements
                  are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 4, 1998
                                   (UNAUDITED)

(1)  PRINCIPLES OF REPORTING

         The condensed consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can") and U.S. Can's subsidiaries, most of which are European companies formed or acquired during 1996 (the "European Subsidiaries"). All significant intercompany balances and transactions have been eliminated. The consolidated group including the Corporation is hereinafter referred to in consolidation as the Company. These financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements, which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, have not been audited by independent public accountants. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

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

(2)  SPECIAL CHARGES AND DISCONTINUED OPERATIONS

      1997 RESTRUCTURING CHARGES

         In the third quarter of 1997, the Company established a pre-tax restructuring provision of $35 million primarily for plant closings and overhead cost reductions associated with the loss of a major aerosol customer (the customer representing approximately $35 million of annual sales) who awarded its global aerosol business to a U. S. Can competitor. In addition, the Company established a pre-tax disposition provision of $17.2 million for the anticipated loss on the closure of its steel pail operation in North Brunswick, New Jersey. Such closure would have resulted in certain severance and related payments, the write off of certain long-lived assets and ongoing building costs. However, in the fourth quarter of 1997, the Company successfully negotiated and completed the sale of this facility at a net pre-tax loss of $13.3 million and appropriately adjusted the provision in the fourth quarter of 1997.

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

         The key elements of the third quarter restructuring include closure of the Racine, Wisconsin aerosol assembly plant, the Midwest Litho center in Alsip, Illinois, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California; a write down to estimated proceeds for the sale of the Orlando, Florida machine engineering center ("OMEC") and the Baltimore, Maryland specialty and paint can distribution business; and organizational changes designed to reduce general overhead. The Racine plant ceased production on April 24, 1998. The Sparrows Point plant ceased production in mid-February 1998. The transfer of the custom and specialty business from the California Specialty plant to other existing operations was completed in July 1998. In addition, U.S. Can has reached an agreement-in-principle to sell OMEC. The Company expects this sale will net approximately $4.5 million in cash proceeds and the sale will be completed in 1998. Based on the expected proceeds from the agreement, the Company recorded an additional $1.6 million charge in the third quarter of 1998.

         The third and fourth quarter restructuring provisions included $28.7 million for the non-cash write off of assets related to the facilities to be closed or sold, $12.8 million for severance and related termination benefits for approximately 95 salaried and 260 hourly employees (the majority of which have been terminated as of October 4, 1998), and $5.9 million for other related closure costs such as building restoration, equipment disassembly and future lease payments. In addition to these charges, the Company provided $2.2 million related to the carrying costs (principally contractual lease payments) related to the closed Saddle Brook, New Jersey facility. The write off of the assets included in the charge primarily relates to fixed assets ($22.9 million) which cannot be transferred or used in the Company's other operations and unamortized goodwill related to the closed operations. As of October 4, 1998, approximately $11.0 million of cash costs remain of which the majority is expected to be spent later in 1998.

         In November 1997, as part of the business and operational realignments, the Company sold its steel pail business which was conducted entirely from its North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business up to the point of sale were $19.2 million. The Company's historical financial statements have been restated to reflect the operating results of the steel pail business as results from continuing operations. Previous reporting of the steel pail business as a discontinued operation has been amended in this report.

         1997 DISCONTINUED OPERATIONS

         On November 9, 1998, the Company sold its commercial Metal Services business (for approximately $31 million of net cash proceeds including working capital) which it began reflecting as a discontinued operation late in 1997. Based on the proceeds received, the Company recorded an incremental $8.5 million after-tax charge in the third quarter of 1998 for the loss on the sale of this business. Previously, in the fourth quarter of 1997, the Company had provided for a $4.6 million ($2.7 million after income taxes) loss on the sale of this business. Metal Services included one plant in each of Chicago, Illinois; Trenton, New Jersey; and Brookfield, Ohio, and the closed Midwest Litho plant. 1997 revenues to third parties from these operations were $109 million. Comparable revenue generated from these facilities for the nine-month period of 1998 was $84 million. The Company's historical financial statements have been restated to reflect this business as a discontinued operation. As of October 4, 1998, the net assets of Metal Services, excluding the discontinued operations reserve, included net current assets of approximately $21.9 million and net other assets of approximately $24.0 million.

      1998 RESTRUCTURING CHARGE

         In the third quarter of 1998, the Company established a pre-tax restructuring provision of $36 million for additional plant closings, implementation of a national lithography strategy and the incremental provision for the anticipated loss on the sale of OMEC mentioned previously.

         The key elements of the 1998 restructuring provision recorded in the third quarter include the closure of the Green Bay, Wisconsin aerosol assembly plant, the Alsip, Illinois general line plant, and the Columbiana, Ohio specialty plant; an additional write down to estimated proceeds for the sale of OMEC; a write down to the estimated proceeds for the sale of the metal closure business located in Glen Dale, West Virginia; and partial closures and realignment of facilities servicing the lithography needs of the Company's core business.

         The restructuring provision includes $6.0 million for severance and related termination benefits for approximately 45 salaried and 250 production employees, $18.2 million for the non-cash write off of assets related to the facilities being closed or consolidated, $9.1 million for the estimated net loss (book value in excess of proceeds) on the sale of the closure business and OMEC, and $2.7 million for other related closure costs such as building restoration and future lease payments.

         Working capital improvements are expected to partially offset new capital costs associated with the 1998 restructuring program and the acquisition of new lithography technology. The primary elements of the restructuring plan are expected to be completed in 1999 and 2000. The restructuring program and investment in new technology are expected to generate annual after-tax savings of approximately $10 million at maturity.

(3)  ACQUISITIONS

         In March 1998, a European Subsidiary acquired a 36.5% equity interest in Formametal S.A., an aerosol can manufacturer located in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, Formametal has agreed to purchase approximately $2.6 million to $3.0 million of manufacturing equipment from the Company, and the Company has agreed to provide certain technical and engineering assistance to Formametal. The Company has also provided a guaranty in an amount not to exceed $2.0 million, to secure the repayment of certain indebtedness of Formametal. This investment is being accounted for on the equity method. Third quarter and year-to-date 1998 results include a net after-tax loss of $0.1 million as a result of the Company's investment in Formametal.

(4)  INVENTORIES

         All domestic inventories, except machine shop inventory, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $16.4 million at December 31, 1997, and $20.5 million at October 4, 1998, at the European Subsidiaries, and machine shop inventory, are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. Inventory costs include material, labor and factory overhead. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1997 and at October 4, 1998.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                      DECEMBER 31,    OCTOBER 4,
                                         1997            1998
                                      ------------   ------------
Raw materials                         $     33,746   $     30,442
Work in process                             42,763         47,022
Finished goods                              28,037         27,572
Machine shop inventory                       4,912          4,756
                                      ------------   ------------
                                      $    109,458   $    109,792
                                      ============   ============


(5)  DEBT OBLIGATIONS

         The primary debt obligations of the Company at December 31, 1997 and October 4, 1998 consisted of the following (000's omitted):


                                                DECEMBER 31,      OCTOBER 4,
                                                    1997             1998
                                                -------------   -------------
Senior Debt --
  Revolving line of credit                      $      32,600   $       8,000
  Secured equipment notes                               4,825             890
  Capital lease obligations                            30,050          23,401
  Secured term loan                                    24,840          23,999
  Industrial revenue bonds                              7,500           7,500
  Mortgages and other                                   1,326           3,934
                                                -------------   -------------
                                                      101,141          67,724
Less -- Current maturities                             (9,635)         (7,438)
                                                -------------   -------------
      Total senior debt                                91,506          60,286
Senior subordinated 10 1/8% notes                     275,000         275,000
                                                -------------   -------------
      Total long-term debt                      $     366,506   $     335,286
                                                =============   =============

         In April 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), for a $100 million revolving credit facility which was subsequently reduced to $80 million (the "Revolving Credit Facility"). Obligations under the Credit Agreement are secured by U.S. Can's domestic accounts receivable and inventories. Funds available under the Credit Agreement may be used for general corporate purposes (including ongoing working capital needs and funds for permitted acquisitions). The Credit Agreement has a five-year maturity and permits the Company to borrow funds in U.S. Dollars, British Pounds or French Francs.

         The loans under the Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (I) the Base Rate (as defined in the Credit Agreement) per annum, or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus the then applicable margin, for specified interest periods (selected by U.S. Can) of one, two, three or six months. The weighted average interest rate of the loans outstanding under the Credit Agreement was 6.7% and 6.5% at December 31, 1997 and October 4, 1998, respectively.

         As of December 31, 1997, U.S. Can had borrowings of $32.6 million outstanding under the Credit Agreement, $12.5 million in letters of credit had been issued pursuant thereto, and $64.9 million of unused credit remained available. In April 1998, the Revolving Credit Facility was reduced to $80 million. As of October 4, 1998, U.S. Can had borrowings of $8.0 million outstanding under the Credit Agreement, $12.3 million in letters of credit had been issued pursuant thereto, and $59.7 million of unused credit remained available.

         Capital lease obligations mature in varying amounts through 2005 and bear interest at various rates between 4.57% and 15.8%. Other debt, consisting of various governmental loans and real estate mortgages at interest rates between 3.65% and

9.0%, matures at various times through 2025, the proceeds of which were used to finance the expansion of several manufacturing facilities.

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

         The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. The covenants also restrict the Corporation's and U.S. Can's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make investments, and to enter into acquisitions, mergers and transactions with affiliates. Due to the restructuring charge in the third quarter of 1998, it was necessary for the Company to request a waiver under its Credit Agreement relative to its financial covenants dealing with total leverage, domestic leverage and interest coverage. The Company's banks waived these financial covenant defaults and amended the Credit Agreement to take the Company's third quarter 1998 restructuring provision into account when calculating EBITDA to avoid future financial covenant defaults caused by the 1998 restructuring provision. As of October 4, 1998, the Company was in compliance with its other long-term debt agreements.

(6)  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest on borrowings of approximately $19.6 million and $18.0 million for the nine-month periods ended October 5, 1997 and October 4, 1998, respectively.

         The Company paid approximately $3.1 million and $1.0 million of income taxes for the nine-month periods ended October 5, 1997 and October 4, 1998, respectively.

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

         An Administrative Law Judge of the National Labor Relations Board ("NLRB") has issued a decision ordering the Company to pay $1.5 million in back pay, plus interest, for a violation of certain sections of the National Labor Relations Act as a result of the Company's closure of certain facilities in 1991 and failure to offer inter-plant job opportunities to affected employees. The Company is appealing to the full NLRB on the grounds, among others, that the Company is entitled to a credit against this award for certain pension payments.

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

(9) SUBSIDIARY GUARANTOR INFORMATION

         The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through October 4, 1998, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

         The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the Non-Guarantor Subsidiaries, as of December 31, 1997 and October 4, 1998, and for the nine-month periods ended October 5, 1997 and October 4, 1998. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF DECEMBER 31, 1997
                               (000'S OMITTED)


                                             PARENT         GUARANTOR          NON-                           U.S. CAN
                                           (U.S. CAN     (UNITED STATES     GUARANTOR                       CORPORATION
                                          CORPORATION)     CAN COMPANY)    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ------------    -------------    ------------     ------------    ------------
                                                                          (000's omitted)
CURRENT ASSETS:
  Cash and cash equivalents                  $     --         $    415        $  6,358       $      --         $  6,773
  Accounts receivable                              --           53,559          20,578              --           74,137
  Inventories                                      --           93,028          16,430              --          109,458
  Prepaid expenses and other assets                --           13,904           3,599              --           17,503
  Prepaid income taxes                             --           22,748              --              --           22,748
                                             --------         --------        --------       ---------         --------
      Total current assets                         --          183,654          46,965              --          230,619
                                             --------         --------        --------       ---------         --------
NET PROPERTY, PLANT AND EQUIPMENT                  --          256,464          67,833              --          324,297
INTANGIBLE ASSETS                                  --           59,578              --              --           59,578
OTHER ASSETS                                    7,347           10,240           1,623              --           19,210
INVESTMENT IN SUBSIDIARIES                    335,962           48,646              --        (384,608)              --
                                             --------         --------        --------       ---------         --------
      Total assets                           $343,309         $558,582        $116,421       $(384,608)        $633,704
                                             ========         ========        ========       =========         ========
CURRENT LIABILITIES:
  Current maturities of long-
    term debt                                $     --         $  6,817        $  2,818       $      --         $  9,635
  Accounts payable                                 --           42,155          16,331              --           58,486
  Other current liabilities                        --           73,480           8,247              --           81,727
                                             --------         --------        --------       ---------         --------
      Total current liabilities                    --          122,452          27,396              --          149,848
                                             --------         --------        --------       ---------         --------
SENIOR DEBT                                        --           61,850          29,656              --           91,506
SUBORDINATED DEBT                             275,000               --              --              --          275,000
OTHER LONG-TERM LIABILITIES                        --           52,031           3,006              --           55,037
INTERCOMPANY ADVANCES                           5,996          (13,713)          7,717              --               --
STOCKHOLDERS' EQUITY                           62,313          335,962          48,646        (384,608)          62,313
                                             --------         --------        --------       ---------         --------
      Total liabilities and
        equity                               $343,309         $558,582        $116,421       $(384,608)        $633,704
                                             ========         ========        ========       =========         ========

                    U.S. CAN CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF OCTOBER 4, 1998
                               (000's OMITTED)

                                                                      Subsidiary
                                                       Parent         Guarantor                                          U.S. Can
                                                      (U.S. Can     (United States   Non-Guarantor                     Corporation
                                                     Corporation)    Can Company)    Subsidiaries      Eliminations    Consolidated
                                                     ------------    ------------    -------------     ------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents                        $    --         $   3,065       $   6,220        $    --         $   9,285
     Accounts receivable                                   --            60,426          29,925             --            90,351
     Inventories                                           --            89,308          20,484             --           109,792
     Prepaid expenses and other assets                     --            20,934           2,618             --            23,552
     Prepaid income taxes                                  --            22,398            --               --            22,398
                                                      ---------       ---------       ---------        ---------       ---------
        Total current assets                               --           196,131          59,247             --           255,378
                                                      ---------       ---------       ---------        ---------       ---------


NET PROPERTY, PLANT AND EQUIPMENT                          --           229,166          71,350             --           300,516
INTANGIBLE ASSETS                                          --            61,170            --               --            61,170
OTHER ASSETS                                              6,620          14,093           2,915             --            23,628
INVESTMENT IN SUBSIDIARIES                              315,610          56,844            --           (372,454)           --
                                                      ---------       ---------       ---------        ---------       ---------
        Total assets                                  $ 322,230       $ 557,404       $ 133,512        $(372,454)      $ 640,692
                                                      =========       =========       =========        =========       =========

CURRENT LIABILITIES:
     Current maturities of long-term debt             $    --         $   4,588       $   2,850        $    --         $   7,438
     Accounts payable                                      --            38,854          19,053             --            57,907
     Other current liabilities                             --           110,217          12,304             --           122,521
                                                      ---------       ---------       ---------        ---------       ---------
        Total current liabilities                          --           153,659          34,207             --           187,866
                                                      ---------       ---------       ---------        ---------       ---------
SENIOR DEBT                                                --            32,014          28,272             --            60,286
SUBORDINATED DEBT                                       275,000            --              --               --           275,000
OTHER LONG-TERM LIABILITIES                                --            67,050           3,870             --            70,920
INTERCOMPANY ADVANCES                                       610         (10,929)         10,319             --              --
STOCKHOLDERS' EQUITY                                     46,620         315,610          56,844         (372,454)         46,620
                                                      ---------       ---------       ---------        ---------       ---------
        Total liabilities and stockholders' equity    $ 322,230       $ 557,404       $ 133,512        $(372,454)      $ 640,692
                                                      =========       =========       =========        =========       =========

                       U.S. CAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED OCTOBER 5, 1997


                                                         Subsidiary
                                                         Guarantor
                                        Parent         (United States                                           U.S. Can
                                       (U.S. Can           Can            Non-Guarantor                        Corporation
                                      Corporation)       Company)         Subsidiaries     Eliminations       Consolidated
                                      ------------       --------         ------------     ------------       ------------
                                                                     (000's omitted)
NET SALES                               $    --         $ 516,233       $  79,051            $    --          $ 595,284
COST OF SALES                                --           452,525          72,152                 --            524,677
                                        ---------       ---------       ---------            ---------        ---------
    Gross Income                             --            63,708           6,899                 --             70,607

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                  --            22,193           3,052                 --             25,245
SPECIAL CHARGES                              --            52,159            --                   --             52,159
                                        ---------       ---------       ---------            ---------        ---------
    Operating Income (loss)                  --           (10,644)          3,847                 --             (6,797)

INTEREST EXPENSE  ON BORROWINGS              --            26,316           1,400                 --             27,716
AMORTIZATION OF DEFERRED
    FINANCING COSTS                          --             1,369            --                   --              1,369
OTHER EXPENSES                               --             1,588            --                   --              1,588
EQUITY EARNINGS (LOSS) FROM
   SUBSIDIARY                             (22,698)          1,643            --                 21,055             --
PROVISION (BENEFIT) FOR INCOME  TAXES        --           (14,196)            804                 --            (13,392)
NET INCOME FROM DISCONTINUED
   OPERATIONS                                --             1,380            --                   --              1,380
                                        ---------       ---------       ---------            ---------        ---------
NET INCOME (LOSS)                       $ (22,698)      $ (22,698)      $   1,643            $  21,055        $ (22,698)
                                        =========       =========       =========            =========        =========

                       U.S. CAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED OCTOBER 4, 1998


                                                        Subsidiary
                                                        Guarantor
                                         Parent       (United States                                         U.S. Can
                                        (U.S. Can          Can           Non-Guarantor                     Corporation
                                       Corporation)      Company)        Subsidiaries      Eliminations    Consolidated
                                       ------------   --------------     -------------     ------------    ------------
                                                                          (000's omitted)
NET SALES                               $    --         $ 464,227         $  89,529          $    --        $ 553,756
COST OF SALES                                --           403,308            80,259               --          483,567
                                        ---------       ---------         ---------          ---------      ---------
    Gross Income                             --            60,919             9,270               --           70,189

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                  --            21,062             3,212               --           24,274
SPECIAL CHARGES                              --            35,869              --                 --           35,869
                                        ---------       ---------         ---------          ---------      ---------
    Operating Income                         --             3,988             6,058               --           10,046

INTEREST EXPENSE  ON BORROWINGS              --            23,428             1,963               --           25,391
AMORTIZATION OF DEFERRED
    FINANCING COSTS                          --             1,110              --                 --            1,110
OTHER EXPENSES                               --             1,317              --                 --            1,317
EQUITY EARNINGS (LOSS) FROM
   SUBSIDIARY                             (18,999)          2,990              --               16,009           --
PROVISION (BENEFIT) FOR INCOME  TAXES        --            (8,406)            1,105               --           (7,301)
NET LOSS ON DISCONTINUATION
   OF BUSINESSES                             --            (8,528)             --                 --           (8,528)
                                        =========       =========         =========          =========      =========
NET INCOME (LOSS)                       $ (18,999)      $ (18,999)        $   2,990          $  16,009      $ (18,999)
                                        =========       =========         =========          =========      =========

                    U.S. CAN CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE QUARTER ENDED OCTOBER 5, 1997
                               (000's OMITTED)

                                                         UNITED STATES
                                            U.S. CAN      CAN COMPANY      USC EUROPE                      U.S. CAN
                                           CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                  CORPORATION
                                            (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                           -----------   -------------   --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES         $   --         $ 30,304        $ 13,096         $  --         $ 43,400
                                             ------         --------        --------         -----         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           --          (34,568)         (5,510)           --          (40,078)
  Acquisition of businesses, net of
    cash                                         --          (12,581)             --            --          (12,581)
  Changes in restricted cash                     --            2,016              --            --            2,016
  Investment in subsidiaries                   (450)              --              --           450               --
  Machinery repair parts usage, net              --              122              --            --              122
                                             ------         --------        --------         -----         --------
  Net cash used in investing
    activities                                 (450)         (45,011)         (5,510)          450          (50,521)
                                             ------         --------        --------         -----         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances             1,631           22,262         (23,893)           --               --
  Issuance of common stock and exercise
    of stock options                            131               --              --            --              131
  Net borrowings under the revolving line
    of credit and changes in cash
    overdrafts                                   --            7,786              --            --            7,786
  Borrowings of other long-term debt,
    including capital lease
    obligations                                  --               31          26,135            --           26,166
  Payments of other long-term debt,
    including capital lease
    obligations                                  --          (11,661)         (7,686)           --          (19,347)
  Payments of debt refinancing costs           (597)            (395)             --            --             (992)
  Capital contribution from parent               --              450              --          (450)              --
  Purchase of treasury stock, net              (715)              --              --            --             (715)
                                             ------         --------        --------         -----         --------
         Net cash provided by financing
           activities                           450           18,473          (5,444)         (450)          13,029
                                             ------         --------        --------         -----         --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                           --               --          (6,682)           --           (6,682)
                                             ------         --------        --------         -----         --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    --            3,766          (4,540)           --             (774)
CASH AND CASH EQUIVALENTS, beginning of
  period                                         --              628           7,338            --            7,966
                                             ------         --------        --------         -----         --------
CASH AND CASH EQUIVALENTS, end of
  period                                         --         $  4,394        $  2,798         $  --         $  7,192
                                             ======         ========        ========         =====         ========

                    U.S. CAN CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE QUARTER ENDED OCTOBER 4, 1998
                               (000's OMITTED)


                                                                     Subsidiary
                                                                      Guarantor
                                                         Parent     (United States                                     U.S. Can
                                                       (U.S. Can         Can          Non-Guarantor                   Corporation
                                                      Corporation)     Company)       Subsidiaries    Eliminations    Consolidated
                                                      ------------   --------------   -------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   $   --          $ 49,501        $    560          $--            $ 50,061
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    --            (9,038)         (3,298)          --             (12,336)
    Acquisition of businesses, net of cash                  --              --              --             --                --
    Changes in restricted cash                              --                29            --             --                  29
    Proceeds from sale of assets                            --               215            --             --                 215
    Machinery repair parts usage, net                       --               433              99           --                 532
                                                        --------        --------        --------          -----          --------
       Net cash used in investing activities                --            (8,361)         (3,199)          --             (11,560)
                                                        --------        --------        --------          -----          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in intercompany advances                          803          (6,694)          5,891           --                --
    Issuance of common stock and exercise
        of stock options                                     782            --              --             --                 782
    Net borrowings (payments) under the revolving
       lines of credit and changes in cash overdrafts       --           (24,197)           (214)          --             (24,411)
    Borrowings (payments) of other long-term debt,
       including capital lease obligations                  --            (7,465)         (1,156)          --              (8,621)
    Payments of other long-term debt,
       including capital lease                              --                                                               --
    Payments of debt refinancing costs                      --              (134)           --             --                (134)
    Purchase of treasury stock, net                       (1,585)           --              --             --              (1,585)
                                                        --------        --------        --------          -----          --------
       Net cash provided by (used in)
         financing activities                               --           (38,490)          4,521           --             (33,969)
                                                        --------        --------        --------          -----          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     --              --            (2,020)          --              (2,020)
                                                        --------        --------        --------          -----          --------
DECREASE IN CASH AND CASH EQUIVALENTS                       --             2,650            (138)          --               2,512
CASH AND CASH EQUIVALENTS, beginning of period              --               415           6,358           --               6,773
                                                        --------        --------        --------          -----          --------
CASH AND CASH EQUIVALENTS, end of period                $   --          $  3,065        $  6,220          $--            $  9,285
                                                        ========        ========        ========          =====          ========

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

RESULTS OF OPERATIONS

         As explained in Note (2) to the financial statements, certain historical results have been restated from those previously reported.

QUARTER ENDED OCTOBER 4, 1998, AS COMPARED TO QUARTER ENDED OCTOBER 5, 1997

  Net Sales

         Net sales for the quarter ended October 4, 1998, totaled $177.9 million, an 8.8% decrease versus the corresponding period in 1997. Approximately 3.0% of the decline represents 1997 net sales from the Company's steel pail business. This business was sold in November 1997. The loss of a major aerosol customer, which occurred in the third quarter of 1997, accounted for a change in excess of 4.8% in period-to-period consolidated sales. European sales for the third quarter of 1998 increased 14.7% versus the same period in 1997, representing a 1.9% increase in consolidated sales. The balance of the decrease was attributable to a general downturn in demand.

  Gross Income

         Gross income of $23.6 million for the third quarter of 1998 was up $0.6 million, or 2.8%, versus the third quarter of 1997. Gross margin increased to 13.2% of net sales for the period from 11.7% in the comparable period of 1997. Third quarter margins reflect improved European results, operating benefits resulting from the 1997 restructuring program and improved domestic aerosol results. European gross margin was 10.3% of sales in the third quarter of 1998 versus 8.3% of sales in the third quarter of 1997. European gross margins continue to be impacted favorably as the Wales operation has become qualified with a major customer and is achieving more consistent sales and production since its start-up. Management expects further improvement in European margins in 1999.


  Operating Income (Loss)

         The Company reported operating losses in the third quarter for both years due to restructuring charges. Operating loss in the third quarter of 1998 of $20.1 million, compares favorably to a $37.4 million loss (see Note (2) for details concerning restructuring provisions established in 1997 and 1998) reported in the third quarter of 1997. Excluding restructure charges, third quarter 1998 operating income of $15.8 million or 8.9% of net sales, showed improvement over the same period in 1997. Third quarter 1997 operating income excluding restructure charges was $14.8 million or 7.6% of net sales. Selling, general and administrative expense declined $0.3 million in the quarter from the same quarter a year ago, representing 4.3% of sales in the third quarter of 1998 compared to 4.1% in the third quarter of 1997.

Interest and Other Expenses

         Interest expense in the third quarter of 1998 was down $1.0 million versus the third quarter of 1997. Strong operating cash flow, and continued focus on working capital and capital expenditures, has resulted in long-term debt (including current maturities) decreasing $45.2 million since the third quarter of last year, and $33.4 million since fiscal year end 1997. Proceeds from the November 1998 sale of the Metal Services business will result in further debt reduction and related decreases in interest expense.

  Net Income (Loss)

         Third quarter net loss of $25.9 million or $1.94 per share compares favorably to 1997 third quarter net loss of $29.8 million or $2.28 per share. Restructuring charges after-tax represent a $2.25 and $2.38 earnings per share loss for the third quarter of 1998 and 1997, respectively.

NINE-MONTH PERIOD ENDED OCTOBER 4, 1998 VS. NINE-MONTH PERIOD ENDED OCTOBER 5, 1997

  Net Sales

         Net sales for the nine-month period ended October 4, 1998, totaled $553.8 million, a decrease of 7.0% versus the corresponding period in 1997. The loss of a major aerosol customer, which occurred in the third quarter of 1997, accounted for 4.2% of the change in period-to-period consolidated sales. The sale of the Company's steel pail business in 1997 accounted for another 2.8% of the year-to-year decrease. European sales for the nine-month period of 1998 increased 13.3% versus the same period in 1997, representing a 1.8% increase in consolidated sales. The balance of the decrease was attributable to a general downturn in demand.


  Gross Income

         Gross income of $70.2 million for the nine-month period of 1998 is down $0.4 million, or 0.6%, versus the same period of 1997. Gross margin of 12.7% of net sales for 1998 was better than the 11.9% gross margin for the nine-month period of 1997. Stronger 1998 margins, resulting from improved European results and the operating benefits of the 1997 restructuring program favorably impacted comparative results. In the third quarter of 1998, the Wales plant successfully completed commercial qualification, which is expected to favorably impact results of this operation.

  Operating Income

         Operating income for the nine-month period of 1998 is $10.0 million, versus a 1997 operating loss of $6.8 million. Excluding restructuring charges, 1998 cumulative operating income is $45.9 million or 8.3% of net sales. On a comparable basis, 1997 operating income through nine-months was $45.4 million or 7.6% of net sales. Selling, general and administrative expense declined $1.0 million from the same period a year ago.


  Interest and Other Expenses

         Year-to-date interest expense through October 4, 1998 is $25.4 million, down $2.3 million or 8.4% from 1997. Continued focus on working capital, reduced capital expenditures, and strong operating cash flow has resulted in long-term debt (including current maturities) decreasing $45.2 million since the third quarter of last year, and $33.4 million since fiscal year end 1997. Proceeds from the November 1998 sale of the Metal Services business will result in further debt and related interest expense reductions.

  Net Income (Loss)

         Cumulative net loss of $19.0 million, or $1.43 per share, in 1998 is an improvement versus the net loss of $22.7 million or $1.74 per share in 1997. Restructuring charges represented a $2.25 and $2.38 per share loss for the nine-month periods of 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine-months ended October 4, 1998, the Company met its liquidity needs through internally generated cash flow and borrowings under its credit lines. Principal liquidity needs included normal operations, restructuring-related expenditures, debt amortization, capital spending and the Company's minority investment in Formametal. Cash flow from operations was $50.1 million for the nine-month 1998 period, compared to $43.4 million in 1997. Increased cash from operations is due to improved working capital management that started in 1997 and has continued through 1998. Additionally, 1998 capital expenditures and acquisition costs are significantly less than 1997.

         The Company expects total capital expenditures in 1998 to be approximately $25 to $30 million and has spent $12.3 million year to date through three quarters. In 1997, capital expenditures for the same period were $40.1 million. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

         As explained in Note (3) to the financial statements, the Company has invested approximately $14.6 million in 1998 and 1997 in other companies and has guaranteed $2.0 million of debt of Formametal. The Company believes its primary focus through 1999 is to improve its operating results but would consider acquisitions as a source of growth if they would enhance shareholder value.

         As of October 4, 1998, U.S. Can had borrowings of $8.0 million outstanding under the Credit Agreement, $12.3 million in letters of credit had been issued pursuant thereto, and $59.7 million of unused credit remained available thereunder.

         On November 9, 1998, U.S. Can sold to BMAT, Inc. substantially all of the assets of its commercial metal services business, including operating facilities located in Chicago, Illinois; Trenton, New Jersey; and Brookfield, Ohio, and a closed plant located in Alsip, Illinois, for a sale price of $31 million in cash including working capital. Approximately $23.1 million of the proceeds were used to repay outstanding indebtedness under U.S. Can's revolving bank credit facility. The Company intends to use the remaining proceeds from the sale for future anticipated capital expenditures, primarily associated with the consolidation and restructuring actions announced in the third quarter of 1998.

Due to the restructuring charge in the third quarter of 1998, it was necessary for the Company to request a waiver under its Credit Agreement relative to its financial covenants dealing with total leverage, domestic leverage and interest coverage. The Company's banks waived these financial covenant defaults and amended the Credit Agreement to take the Company's third quarter 1998 restructuring provision into account when calculating EBITDA to avoid future financial covenant defaults caused by the 1998 restructuring provision. As of October 4, 1998, the Company was in compliance with its other long-term debt agreements.

         In October 1998, the Company spent $11.1 million (including premiums, accrued interest and commissions) to repurchase $10.7 million of its 10 1/8% Senior Subordinated Notes due 2006.

         Management believes that cash flow from operations, amounts available under its credit facilities and working capital improvements should provide sufficient funds for the Company's short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. The Company believes it will be able to refinance the Revolving Credit Facility on or prior to maturity. If future strategic acquisition opportunities arise, the Company would expect to finance them though some combination of cash, stock and/or debt financing.

YEAR 2000 UPDATE

The year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has been in the process of reviewing its computer and operational systems to identify and determine the extent to which systems will be vulnerable to potential errors and failures as a result of the Year 2000 issue, since 1996. The Year 2000 issue presents several risks to the Company, such as (i) the Company's internal systems may not function properly, (ii) supplier's or customer's computer and operational systems may not function properly, causing delays in delivery of materials and supplies, and delays in orders and payments to the Company for delivered product, (iii) the Company's bank's computer systems could malfunction, disrupting orderly deposits, fund transfers, and payments. Any such disruptions in the Company's supply, manufacturing, processing, distribution and financial chains could have a material adverse effect on the Company's short-term financial condition and results of operations.

The Company is a manufacturer of consumer, commercial and specialty packaging products. The products produced and sold by the Company are unaffected by Year 2000 issues since they contain no microprocessors or similar electronic components.

The Company has been in the process of evaluating its internal computing infrastructure, business applications and manufacturing systems for Year 2000 compliance. The Company's main operating systems hardware and operational software, including all hardware and software associated with its internal network is already Year 2000 compliant. All facilities (with the exception of those announced to be sold in 1999) are currently using a system for their order entry, accounts receivable, customer invoicing, and various other critical business functions, for which a compliant system is available from the system vendor. The compliant version will be rolled out in the first quarter of 1999. A compliant version of the general ledger is installed and conversion and related testing are expected in the first quarter of 1999. All personal computers are in the process of converting to a Year 2000 compliant operating system. Shop floor data collection and inventory management systems are being upgraded for Year 2000 compliance. In addition to these activities, the Company is reviewing all manufacturing facilities to further identify any systems or equipment that might have compliance issues, and is working with vendors to take corrective action if necessary.

Key vendors have been contacted by the Company to ensure uninterrupted supply of materials and services critical to core operations. None of the suppliers contacted have indicated any compliance issues to date. Their efforts in regards to Year 2000 compliance will be followed closely by the Company throughout 1999.

The Company is working with its current payroll service provider to convert its existing payroll and human resource systems to a Year 2000 compliant integrated solution. This conversion and related testing will be completed in the third quarter of 1999.

The Company is in the process of securing external assistance in reviewing further considerations as it pertains to the Year 2000 issue. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company anticipates all known remediation efforts and related testing to be completed by the end of the third quarter of 1999.

As part of its normal course of business, the Company has evaluated and invested in its internal computer systems as a means to streamline processes and better manage its operations. Many system conversions were already in process yielding Year 2000 compliance as a side benefit. As such, it is difficult to separate the cost of Year 2000 compliance from ongoing information system costs already recorded in the financial results of the Company as part of its normal operations. However, the Company estimates that Year 2000 compliance costs have been less than $1 million in total to date. All such costs and any future costs, have been or will be funded through cash generated from operations.

The Company will identify and evaluate potential worse case business disruption scenarios surrounding the Year 2000 issue. Such plans may include securing alternative sources of supply, increasing safety stock of materials, adjusting facility shut-down and start-up schedules and other appropriate measures. These plans and related cost estimates will be refined as additional information becomes available.

Management believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not identified, or assessment, remediation and testing are not effected in a timely manner, there can be no assurance that the Year 2000 issue will not materially and adversely impact the Company's results of operations. Nor can there be assurances that there will be no adverse impact on its relationships with customers, vendors, or others. Any failure to comply to Year 2000 issues by banks, vendors, customers, and governmental agencies may have an impact on the results of the Company to the extent they relate to the Company's ongoing operations and business requirements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Required.



PART II

                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         On November 9, 1998, U.S. Can sold to BMAT, Inc. substantially all of the assets of its commercial metal services business, including operating facilities located in Chicago, Illinois; Trenton, New Jersey; and Brookfield, Ohio, and a closed plant located in Alsip, Illinois, for a sale price of $31 million in cash including working capital. The sale price was determined pursuant to arms' length negotiations between the parties. For a discussion of the Company's use of the sale proceeds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In connection with the closing, the Company paid Salomon Smith Barney ("SSB") the remaining fee of $0.7 million due to SSB for services rendered in connection with the sale of the metal service business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                                                                                                          INCORPORATION
EXHIBIT                                                                                                   BY REFERENCE
 NUMBER                                            DESCRIPTION OF DOCUMENT                               (IF APPLICABLE)
 ------                                            -----------------------                               ---------------
10.1              Amendment No. 3 to Amended and Restated Credit Agreement dated as of
                  September 11, 1998

10.2              Amended and Restated Change in Control Agreement between Frank J. Galvin and the Company, dated as of August 31, 1998

10.3              Agreement dated July 2, 1998 between U.S. Can Corporation and William J.
                  Smith, concerning Mr. Smith's resignation as a director

10.4              Amendment No. 2 to Employment Agreement dated September 21, 1998, between the Company and Anthony F. Bonadonna

10.5              Amendment No. 4 and Waiver No. 3 to Amended and Restated Credit
                  Agreement dated as of October 15, 1998

27.1              Financial Data Schedule (EDGAR version only)

         (b) U.S. Can Corporation filed no reports on Form 8-K during the quarterly period ended October 4, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              U.S. CAN CORPORATION


Date: November 18, 1998                       By: /s/ John L. Workman
                                                 -------------------------------
                                                 John L. Workman
                                                 Executive Vice President and
                                                 Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.


Date: November 18, 1998                       By: /s/ John L. Workman
                                                 -------------------------------
                                                 John L. Workman
                                                 Executive Vice President and
                                                 Chief Financial Officer