Form 10-K/A
period 1997-12-31
US CAN CORP
filed 1999-01-15
CIK 895726

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2
                               AMENDMENT NO. 2 TO

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

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I
Item 1.               Business                                                                                         4
Item 2.               Properties                                                                                       9
Item 3.               Legal Proceedings                                                                               10
Item 4.               Submission of Matters to a Vote of Security Holders                                             11

PART II

Item 5.               Market for the Company's Common Equity and Related
                      Stockholder Matters                                                                             11
Item 6.               Selected Financial Data                                                                         12
Item 7.               Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                       14
Item 7A.              Quantitative and Qualitative Disclosures About Market Risk                                      21
Item 8.               Financial Statements and Supplementary Data                                                     21
Item 9.               Changes in and Disagreements With Accountants on Accounting
                      and Financial Disclosure                                                                        50

PART III

Item 10.              Directors and Executive Officers of the Registrant                                              50
Item 11.              Executive Compensation                                                                          50
Item 12.              Security Ownership of Certain Beneficial Owners and
                      Management                                                                                      50
Item 13.              Certain Relationships and Related Transactions                                                  50

PART IV

Item 14.              Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K                                                                                     50


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

Aerosol

         The Company is the leader in sales of aerosol cans in the United States, accounting for approximately 58% of all aerosol cans sold domestically in 1997. USC Europe produced approximately 26% of all steel aerosol cans sold in Europe in 1997 and was the second largest manufacturer of steel aerosol cans in Europe. Aerosol containers represent the Company's largest product line, accounting for approximately 58.8% of the Company's total net sales in 1997, and are used to package personal care, household, automotive, paint and various other products. The Company offers a wide range of aerosol containers in order to meet its customers' requirements, including stylized necked-in cans and barrier-pack cans used for products such as shaving gel.

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

Paint, Plastic and General Line

         Paint, plastic and general line, the Company's second largest product grouping, accounted for approximately 28.9% of the Company's total net sales in 1997. This product group includes round cans for paint and coatings, oblong cans for products such as turpentine and charcoal lighter, and metal and plastic pails and other containers for industrial and consumer products. Management estimates that U.S. Can is second in market share in the United States, on a unit volume basis, in steel round and general line containers. Management believes U.S. Can produced more than 40% of all steel round and general line containers sold in the United States during 1997.

Custom and Specialty Products

         The Company has a significant presence in the custom and specialty products market. Its product lines include a wide array of functional and decorative containers and tins, caps and closures, fitments and stampings, and collectible items such as metal trading cards and signs. Through the early 1997 acquisition of the Erie metal business from Owens-Illinois, the Company significantly increased its seamless container presence and supplemented its closure capabilities with the addition of the highly decorative unishell product line. Major customers in these two lines include Northern Labs and Meguiars, car wax companies which purchase seamless containers, and Avon and Carmex, consumer product firms which purchase unishell closures. Custom and specialty contributed sales of approximately $89 million or 11.7% of the Company's total net sales in 1997.

Restructuring Activities

         During the second half of 1997, the Company undertook a number of restructuring activities including the closure of four manufacturing facilities, the sale of one manufacturing facility, and certain asset divestitures and organizational changes. A number of factors contributed to these restructuring activities including the loss of S.C. Johnson & Son, Inc. ("S.C. Johnson") as an aerosol customer and increased manufacturing efficiency at other plants. The purposes of these restructuring activities include cost and debt reductions, as well as an emphasis on the Company's core product groups. As a result of these restructuring activities, the Company recorded pre-tax charges of $52.2 million and $10.8 million in the third and fourth quarters of 1997, respectively, and plans to sell its discontinued commercial metal services business.

         As part of these restructuring activities, the Company's aerosol assembly plant in Racine, Wisconsin, lithography centers in Alsip, Illinois and Sparrows Point, Maryland, and a custom and specialty plant in Vernalis, California have been or will be closed. In addition, the Company has sold the assets of the North Brunswick, New Jersey steel pail business and certain other non-core product lines, and expects to sell (i) the commercial metal services operations located in Chicago, Illinois; Trenton, New Jersey and Brookfield, Ohio (collectively, "Metal Services"), (ii) the Orlando, Florida machine engineering center ("OMEC") and (iii) certain other non-core product lines. During 1997, 1996 and 1995, the discontinued operations generated approximately 15.3%, 15.3% and 11.4%, respectively, of the Company's total net sales. The Company's reorganization activities also include reductions in the Company's salaried and hourly workforce.

         For more details on these restructuring activities, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Restructuring" and Note (3) of the Notes to Consolidated Financial Statements included elsewhere in this Report.

                                      SALES

         The Company's sales from continuing operations are derived from four major groups: (i) U.S. aerosol, (ii) European aerosol, (iii) U.S. paint, plastic and general line, and (iv) custom and specialty products. The following table sets forth the percentage of sales contributed by each of these groups for each of the last three fiscal years:


                                                  1995       1996        1997
                                                  ----       ----        ----
U.S. aerosol                                      56.5%      52.5%       44.9%
European aerosol (acquired in late 1996)          --          5.0        13.9
U.S. paint, plastic and general line              31.2       30.8        28.9
Custom and specialty products, and other          12.3       11.7        12.3

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

         Management believes the Company and its employees have benefited from dealing directly with local unions in order to tailor their contracts to local employee issues. In the future, management intends to negotiate separately with the unions at acquired plants to reach individual site contracts with the respective local unions. This policy has the effect of staggering renewal negotiations with the various bargaining units. Management believes the Company's relations with its employees and their collective bargaining units are generally good, as evidenced by the fact that the Company has had only two work stoppages in its history--a five-day work stoppage at the Horsham, Pennsylvania, facility in November, 1992, and a one-day work stoppage at the now-closed San Leandro, California, facility in June, 1988.

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



       LOCATION                      SIZE              STATUS                                 FUNCTION
       --------                      ----              ------                                 --------
UNITED STATES
Elgin, IL                        481,346 sq. ft.        Owned          Manufacture and assembly of a full range of aerosol cans,
                                                                       round gallons and oblong cans of all sizes; Technical Center.
Chicago, IL                      266,269 sq. ft.        Owned          Steel slitting and shearing, coating and lithography.
Tallapoosa, GA                   228,080 sq. ft.        Owned          Manufacture and assembly of a full range of aerosol cans and round gallons.
Commerce, CA                     215,860 sq. ft.       Leased          Manufacture and assembly of aerosol cans, oblong cans and
                                                                       round quarts and gallons.
Sparrows Point, MD*              211,670 sq. ft.       Leased          Steel shearing, coating and lithography.
Glen Dale, WV                    210,000 sq. ft.        Owned          Manufacture of metal caps and closures, and custom and
                                                                       specialty products.
Burns Harbor, IN                 190,000 sq. ft.       Leased          Steel shearing, coating and lithography.
Hubbard, OH                      174,970 sq. ft.        Owned          Manufacture and assembly of a full range of round and general line cans.
Baltimore, MD                    150,000 sq. ft.       Leased          Assembly of round cans.
Horsham, PA                      132,000 sq. ft.        Owned          Assembly of aerosol cans and manufacture of
                                                                       ends.
Racine, WI*                      130,000 sq. ft.        Owned          Assembly of aerosol cans.
Brookfield, OH                   129,900 sq. ft.       Leased          Steel slitting, shearing and processing.
Green Bay, WI                    127,000 sq. ft.       Leased          Assembly of aerosol cans.
Baltimore, MD
  (Steeltin Plant)               123,000 sq. ft.        Owned          Assembly of specialty cans.
Columbiana, OH                   121,000 sq. ft.       Leased          Manufacture of custom and specialty products.
Morrow, GA                       110,160 sq. ft.       Leased          Manufacture of plastic containers.
Weirton, WV                      108,000 sq. ft.       Leased          Steel shearing, coating and lithography.
Danville, IL(1)                  100,000 sq. ft.        Owned          Assembly of aerosol cans and manufacture of
                                                                       ends.
Trenton, NJ                       98,700 sq. ft.       Leased          Steel shearing, coating and lithography.
Newnan, GA                        95,000 sq. ft.       Leased          Manufacture of plastic pails and other
                                                                       products.
Fern Park, FL                     90,081 sq. ft.       Leased          Manufacture and overhaul of packaging equipment and parts.
Dallas, TX                        87,000 sq. ft.        Owned          Manufacture of round cans.
Vernalis, CA*                     74,000 sq. ft.       Leased          Manufacture of custom and specialty
                                                                       containers.
Alsip, IL                         64,349 sq. ft.       Leased          Assembly of round flat-top and screw-neck
                                                                       cans.
Warren, OH                        58,000 sq. ft.       Leased          Coating and lithography.
Alliance, OH                      52,000 sq. ft.       Leased          Manufacture of plastic products.
Baltimore, MD
  (Columbia Specialty)            45,000 sq. ft.       Leased          Manufacture of specialty tins and components.
New Castle, PA                    22,750 sq. ft.        Owned          Coating and lithography.
Tallapoosa, GA                    21,400 sq. ft.        Owned          Sporri Development Center; assembly of a variety of specialty cans, including small-size aerosol cans.

EUROPE

Merthyr Tydfil, UK               320,000 sq. ft.     Leased(2)         Manufacture and assembly of aerosol cans.
Southall, UK                     253,000 sq. ft.        Owned          Manufacture and assembly of aerosol cans.
Laon, France                     220,000 sq. ft.      Owned(3)         Manufacture and assembly of aerosol cans.
Reus, Spain                      182,250 sq. ft.        Owned          Manufacture and assembly of aerosol cans.
Voghera, Italy                    45,200 sq. ft.       Leased          Assembly of aerosol cans.
Schwedt, Germany                  35,500 sq. ft.       Leased          Assembly of aerosol cans.


* These facilities are in the process of being closed due to the Company's restructuring activities and are expected to be sold or sublet.

(1)      Subject to a mortgage in favor of The First National Bank of Danville.

(2) The property at Merthyr Tydfil is subject to a 999-year lease with a pre-paid option to buy which becomes exercisable in January 2007. Up to that time, the landowner may require the Company to purchase the property for a payment of 1? British Sterling.

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

         For a discussion of Superfund sites in the U.S., see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Environmental Matters."

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

               QUARTER                     HIGH                LOW
               -------                     ----                ---
         First quarter, 1996              $17.375            $13.250
         Second quarter, 1996              18.250             16.125
         Third quarter, 1996               16.375             14.500
         Fourth quarter, 1996              17.250             15.250
         First quarter, 1997               17.750             14.500
         Second quarter, 1997              17.250             14.000
         Third quarter, 1997               17.375             12.875
         Fourth quarter, 1997              18.750             15.750


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



                      U.S.CAN CORPORATION AND SUBSIDIARIES

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                          1993           1994           1995           1996           1997
                                                      -------------  -------------  -------------  -------------  -------------
                                                               (000'S OMITTED, EXCEPT PER SHARE DATA AND PERCENTAGES)
OPERATING DATA:
Net sales                                                $440,595       $532,652       $562,728       $660,623       $755,675
Cost of sales                                             377,968        451,684        491,084        571,667        665,755
                                                         --------       --------       --------       --------       --------
     Gross income                                          62,627         80,968         71,644         88,956         89,920
Selling, general and administrative expenses               19,818         24,087         26,547         28,441         33,047
Special charges (a)                                             -              -          8,000              -         62,980
                                                         --------       --------       --------       --------       --------
     Operating income (loss)                               42,809         56,881         37,097         60,515         (6,107)
Interest expense on borrowings                             19,576         21,830         24,513         28,387         36,867
Amortization of deferred financing costs                    1,052          1,307          1,543          1,518          1,738
Consolidation expense                                         622            463            326              -              -
Other expense                                                 648          1,117          1,571          1,788          1,986
                                                         --------       --------       --------       --------       --------
Income (loss) from continuing operations before
 income taxes, minority interest and extraordinary item    20,911         32,164          9,144         28,822        (46,698)
Provision (benefit) for income taxes                        9,018         13,474          4,195         12,267        (16,792)
                                                         --------       --------       --------       --------       --------
Income (loss) from continuing operations before
 minority interest and extraordinary item                  11,893         18,690          4,949         16,555        (29,906)
Minority interest (b)                                        (608)             -              -              -              -
                                                         --------       --------       --------       --------       --------
Income (loss) from continuing operations before
 extraordinary item                                        11,285         18,690          4,949         16,555        (29,906)
Discontinued operations, net of income taxes (c)
     Net income (loss) from discontinued operations          (361)          (120)        (1,010)           446          1,078
     Net (loss) on sale of business                             -              -              -              -         (3,204)
Extraordinary item - loss from early
 extinguishment of debt, net of income taxes               (3,402)             -              -         (5,250)             -
                                                         --------       --------       --------       --------       --------
Net income (loss)                                        $  7,522       $ 18,570       $  3,939       $ 11,751       $(32,032)
                                                         ========       ========       ========       ========       ========
DILUTED PER SHARE DATA (D)
Income (loss) from continuing operations before
 extraordinary item                                         $1.23          $1.74          $0.39          $1.26       $  (2.29)
Discontinued operations                                     (0.04)         (0.01)         (0.08)          0.04          (0.16)
Extraordinary item                                          (0.37)          -              -             (0.40)          -
                                                         --------       --------       --------       --------       --------
Net income (loss)                                         $  0.82       $   1.73       $   0.31       $   0.90       $  (2.45)
                                                         ========       ========       ========       ========       ========
Weighted average shares outstanding (000's)                 9,212         10,714         12,839         13,090         13,048
                                                         --------       --------       --------       --------       --------
OTHER DATA:
Capital expenditures                                     $ 22,010       $ 32,516       $ 31,379       $ 48,630       $ 54,030
Gross margin                                                14.2%          15.2%          12.7%          13.5%          11.9%
Operating margin                                             9.7%          10.7%           6.6%           9.2%          -0.8%

                                                                           AS OF ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                         1993          1994          1995          1996          1997
                                                         ----          ----          ----          ----          ----
                                                                                (000'S OMITTED)
BALANCE SHEET DATA:
Current assets                                          $ 99,551      $134,279      $147,185      $232,564      $230,619
Total assets                                             306,588       400,724       455,436       643,616       633,704
Current liabilities                                       70,171        95,475        98,237       126,934       149,848
Total debt (including current maturities)                182,822       200,646       244,576       375,810       376,141
Total stockholders' equity (e)                            18,509        74,910        81,827        96,785        62,313


(a) The Company recorded a pretax charge of approximately $8.0 million in the fourth quarter of 1995 related to actions taken to reduce overhead and to eliminate redundant manufacturing capacity. In 1997, the Company committed to significant business and operational realignments that resulted in a pre-tax restructuring provision of $63.0 million. The restructuring includes the closure of several of the Company's domestic facilities, a significant work force reduction and the sale of its metal pail business. See Note 3 of the "Notes to Consolidated Financial Statements."

(b) Minority interest represents participation of the former holder of U.S. Can's Class 1 Preferred Stock, by virtue of its accretion right, in the earnings of U.S. Can. All remaining shares of Class 1 Preferred Stock were redeemed in connection with the Company's initial public equity offering in March 1993.

(c) In 1997, the Company committed to a plan to sell its commercial Metal Services business, providing for a $2.7 million after tax loss on the sale of the Metal Services business. See Note 3 of the "Notes to Consolidated Financial Statements."

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

                              RESULTS OF OPERATIONS

         In the third quarter of 1997, the Company established a pre-tax restructuring provision of $35 million, primarily for plant closings and overhead cost reductions associated with the loss of a major aerosol customer (the customer representing approximately $35 million of annual sales) who awarded its global aerosol business to a U.S. Can competitor. In addition, the Company established a pre-tax disposition provision of $17.2 million for the anticipated loss on the closure of its metal pail operation in North Brunswick, New Jersey. Such closure would have resulted in certain severance and related payments, the write-off of several long-lived assets and ongoing building costs. However, in the fourth quarter of 1997, the Company successfully negotiated and completed the sale of this facility at a net pre-tax loss of $13.3 million and appropriately adjusted the provision in the fourth quarter of 1997.

         In the fourth quarter of 1997, the Company, at the direction of its Board of Directors, employed the assistance of external business consultants to review operations and explore other avenues for enhancing shareholder value. As a result of this review, the Company established another pre-tax restructuring provision (including the adjustment described above) of $10.8 million, primarily to include further personnel reductions and the reduction of asset value associated with equipment used in the businesses the Company has exited or is in the process of exiting.

         The key elements of the third and fourth quarter restructuring include closure of the Racine, Wisconsin aerosol assembly plant, the Midwest litho center in Alsip, Illinois, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California; a write-down to estimated proceeds for the sale of the Orlando, Florida machine engineering center ("OMEC") and the Baltimore, Maryland specialty and paint can distribution business; and organizational changes designed to reduce general overhead. The Company expects the sale of OMEC will be completed in 1998.

         The third and fourth quarter restructuring provisions included a $41.7 million for the non-cash write-off of assets related to the facilities to be closed or sold, $13.2 million for severance and related termination benefits for approximately 115 salaried and 370 hourly employees, and $5.9 million for other related closure costs, such as, building restoration, equipment disassembly and future lease payments. In addition to these charges, the Company provided $2.2 million related to the carrying costs (principally contractual lease payments) related to the closed Saddle Brook, New Jersey facility. The write-off of the assets included in the charge, primarily relates to fixed assets ($32.8 million) which cannot be transferred or used in the Company's other operations and unamoritized goodwill related to the closed operations. As of December 31, 1997, approximately $16.3 million of cash costs remain, of which the majority is expected to be spent in 1998.

         In November 1997, as part of the business and operational realignments, the Company sold its steel pail business which was conducted entirely from its North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the metal pail business, up to the point of sale, were $19.2 million. Previous reporting of the metal pail business as a discontinued operation for the years ended December 31, 1997 and prior have been amended in this report so that the results of this business are included in continuing operations.

         The Company is actively seeking to sell its commercial metal services business ("Metal Services"). Metal Services includes two plants in Chicago, Illinois, one plant in each of Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997, 1996 and 1995 revenues from these operations were $116 million, $101 million, and $64 million (excluding intra-Company sales which are expected to be continued by the buyer and including third-party sales from the closed Midwest Litho plant, which (other than sales to S.C. Johnson) have been transferred to other Metal Services plants). The Company anticipates that the sale of Metal Services will be completed in 1998. The Company provided for a $2.7 million loss on the sale of the Metal Services business, primarily representing the excess of recorded carrying value over the anticipated aggregate net sales proceeds for the net assets to be sold in the dispositions. As of December 31, 1997, the net assets of Metal Services, excluding the discontinued operations reserve, included net current assets of approximately $16.0 million and net other assets of approximately $29.4 million. The Company's historical financial statements have been restated to reflect the Metal Services business as a discontinued operation.



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

         The following comparisons exclude the impact of the metal services business.

YEAR ENDED DECEMBER 31, 1997, AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales

         Net sales for the year ended December 31, 1997 were $755.7 million, an increase of 14% over the corresponding period in 1996. Sales gains were the result of the Company's acquisition of USC Europe in September 1996, and modest growth in domestic steel paint and oblong unit volumes. The USC Europe acquisition accounted for nearly 71% of the total year-to-year increase.

Gross Income

         Gross income of $89.9 million was up $1.0 million or 1% from 1996. Gross margin declined to 11.9% in 1997 versus 13.5% in 1996. Competitive pricing pressure and increased steel costs compressed margins.

Operating Income

         Operating income in 1997 before the restructuring provision was $56.9 million versus $60.5 million last year. Lower gross margins adversely impacted 1997 operating income. Selling, general, and administrative expenses rose slightly from 4.3% to 4.4% of net sales through 1996 and 1997, respectively.

         Including the impact of the $63.0 million restructuring provision, the Company reported an operating loss of $6.1 million for 1997. Due to the timing of the plant closings and other cost reduction actions included in the restructuring provision, no material benefit was realized in the 1997 results.

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

Net Income (Loss)

         Net loss from continuing operations in 1997 was $29.9 million or $2.29 per share, versus net income of $16.6 million or $1.28 per share in 1996. The restructuring provision recorded in 1997 had a negative after-tax effect of $37.8 million or $2.90 per share.

         Net loss for 1997 was $32.0 million or $2.45 per share, (including $2.1 million or $0.16 per share loss on the discontinued metal service business) versus 1996 net income of $11.8 million or $0.91 per share (including discontinued operations loss of $0.41 million and extraordinary loss on debt extinguishment of $5.2 million after-tax).


YEAR ENDED DECEMBER 31, 1996, AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net Sales

         Net sales for the year ended December 31, 1996 totaled $660.6 million, an increase of 17.4% over the corresponding period in 1995. Companies acquired by U.S. Can during the first three quarters of 1996, including USC Europe, added approximately $45.4 million to sales in 1996. The Company has also realized additional sales as a result of the Plastite and Hunter acquisitions in 1995 and the CPI Group and USC Europe acquisitions in 1996. Sales gains for the year also reflect volume growth in substantially all of the Company's products.

Gross Income

         Gross income of $89.0 million for 1996 was $17.3 million, or 24.2%, higher than gross income for 1995. The 1996 acquisitions were the primary reason for this increase. Volume gains in 1996 with stable costs contributed to improved performance. Gross margin increased to 13.5% of net sales in 1996 from 12.7% of net sales in 1995 despite a significant advance purchase of steel in late 1994 which resulted in the Company not realizing the full impact of the 1995 steel price increase in the first quarter of 1995. In 1995, margins, as well as sales, were negatively impacted by weak second half demand. In 1996, the fourth quarter and full year were impacted by the somewhat lower margins of acquired businesses and seasonality of the new European operations. However, these were more than offset by improved sales and margins in core operations.

Operating Income

         The Company's operating income of $60.5 million for 1996 was $23.4 million, or 63.1%, higher than operating income for 1995. Income was favorably impacted by increased sales, improved margins and the effect of an overhead reduction program begun in late 1995. Operating income as a percent of net sales was 9.2% for 1996 as compared to 6.6% for 1995. The Company experienced an increase in selling, general and administrative expenses during 1996, primarily due to acquisitions. However, these expenses as a percent of net sales decreased from 4.7% of net sales in 1995 to 4.3% of net sales in 1996.

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

Net Income

         For 1996, income before discontinued operations and extraordinary item was $16.6 million, more than three times the $4.9 million reported in 1995. During 1996, the Company redeemed its 13 1/2% Notes with the proceeds from the issuance of the 10 1/8% Notes. The early extinguishment of the 13 1/2% Notes resulted in an extraordinary charge of $5.2 million (net of income taxes of $3.5 million) primarily representing a prepayment premium and the write off of related unamortized deferred financing costs. Earnings per share before discontinued operations and extraordinary item were $1.28 for the year. Final net income was $11.8 million ($0.91 per share) in 1996 compared to net income of $3.9 million ($0.31 per share) in 1995.

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

                    CUSTOMER RELATIONSHIPS/AEROSOL CONTAINERS

         Aerosol containers accounted for 58.8% of the Company's total net sales for the year ended December 31, 1997. A significant reduction in the number of aerosol containers used by the Company's customers could have a material adverse effect on the Company and, in particular, its European operations which are comprised solely of aerosol manufacturing facilities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                 PAGE
                                                                                 ----
Report of Independent Public Accountants                                           22

U.S. Can Corporation and Subsidiaries Consolidated Balance Sheets as
  of December 31, 1996 and 1997                                                    23

U.S. Can Corporation and Subsidiaries Consolidated Statements of
  Operations for the Years Ended December 31, 1995, 1996 and 1997                  24

U.S. Can Corporation and Subsidiaries Consolidated Statements of
  Stockholders' Equity for the Years Ended December 31, 1995, 1996
  and 1997                                                                         25

U.S. Can Corporation and Subsidiaries Consolidated Statements of Cash
  Flows for the Years Ended December 31, 1995, 1996 and 1997                       26

U.S. Can Corporation and Subsidiaries Notes to Consolidated Financial
  Statements                                                                       27

U.S. Can Corporation and Subsidiaries Quarterly Financial Data (Unaudited)         49


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


                                                             ARTHUR ANDERSEN LLP



Chicago, Illinois
February 18, 1998

                      U.S. CAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)


                                                                                       DECEMBER 31,        DECEMBER 31,
                                                                                           1996                1997
                                                                                       ------------        ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                               $   7,966           $   6,773
  Accounts receivable, less allowances of $10,895 and
    $15,134 in 1996 and 1997, respectively                                                   86,822              74,137
  Inventories                                                                               113,143             109,458
  Prepaid expenses and other current assets                                                  15,261              17,503
  Prepaid income taxes                                                                        9,372              22,748
                                                                                          ---------           ---------
         Total current assets                                                               232,564             230,619
                                                                                          ---------           ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                        5,425               5,485
  Buildings                                                                                  62,421              73,277
  Machinery, equipment and construction in process                                          408,428             427,404
                                                                                          ---------           ---------
                                                                                            476,274             506,166
  Less -- Accumulated depreciation and amortization                                        (153,160)           (181,869)
                                                                                          ---------           ---------
         Total property, plant and equipment                                                323,114             324,297
                                                                                          ---------           ---------
MACHINERY REPAIR PARTS                                                                        6,057               6,396
INTANGIBLES                                                                                  67,206              59,578
OTHER ASSETS                                                                                 14,675              12,814
                                                                                          ---------           ---------
         Total assets                                                                     $ 643,616           $ 633,704
                                                                                          =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                    $  11,928           $   9,635
  Cash overdrafts                                                                             3,769               7,800
  Accounts payable                                                                           56,355              50,686
  Accrued payrolls and benefits                                                              25,786              24,358
  Accrued insurance                                                                           6,770               6,607
  Restructuring reserves                                                                         --              31,645
  Other current liabilities                                                                  22,326              19,117
                                                                                          ---------           ---------
         Total current liabilities                                                          126,934             149,848
                                                                                          ---------           ---------
SENIOR DEBT                                                                                  88,882              91,506
SUBORDINATED DEBT                                                                           275,000             275,000
                                                                                          ---------           ---------
         Total long-term debt                                                               363,882             366,506
                                                                                          ---------           ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits                                                                    26,128              27,387
  Deferred income taxes                                                                      27,892              17,973
  Other long-term liabilities                                                                 1,995               9,677
                                                                                          ---------           ---------
         Total other long-term liabilities                                                   56,015              55,037
                                                                                          ---------           ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued or outstanding                                                       --                  --
  Common stock, $.01 par value; 50,000,000 shares
    authorized 12,995,636 and  13,097,855 shares
    issued in 1996 and 1997, respectively                                                       130                 131
  Paid-in capital                                                                           105,582             108,003
  Unearned restricted stock                                                                  (2,581)             (2,558)
  Treasury common stock, at cost; 20,651 and 44,159
    shares in 1996 and 1997, respectively                                                      (256)               (714)
  Currency translation adjustment                                                             1,622              (2,193)
  Retained deficit                                                                           (7,712)            (40,356)
                                                                                          ---------           ---------
         Total stockholders' equity                                                          96,785              62,313
                                                                                          ---------           ---------
           Total liabilities and stockholders' equity                                     $ 643,616           $ 633,704
                                                                                          =========           =========


       The accompanying Notes to Consolidated Financial Statements are an
                     integral part of these balance sheets.

                      U.S.CAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000'S OMITTED, EXCEPT PER SHARE DATA)


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                         1995         1996         1997
                                                                       ---------    ---------    ---------
NET SALES                                                              $ 562,728    $ 660,623    $ 755,675
COST OF SALES                                                            491,084      571,667      665,755
                                                                       ---------    ---------    ---------
     Gross income                                                         71,644       88,956       89,920
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              26,547       28,441       33,047
SPECIAL CHARGES                                                            8,000         --         62,980
                                                                       ---------    ---------    ---------
     Operating income (loss)                                              37,097       60,515       (6,107)
INTEREST EXPENSE ON BORROWINGS                                            24,513       28,387       36,867
AMORTIZATION OF DEFERRED FINANCING COSTS                                   1,543        1,518        1,738
OTHER EXPENSES                                                             1,897        1,788        1,986
                                                                       ---------    ---------    ---------
     Income (loss) before income taxes                                     9,144       28,822      (46,698)
PROVISION (BENEFIT) FOR INCOME TAXES                                       4,195       12,267      (16,792)
                                                                       ---------    ---------    ---------
     Income (loss) from continuing operations before                       4,949       16,555      (29,906)
       extraordinary item
DISCONTINUED OPERATIONS, net of income taxes
     Net income (loss) from discontinued operations                       (1,010)         446        1,078
     Net loss on sale of business                                           --           --         (3,204)
EXTRAORDINARY ITEM, net of income taxes                                     --         (5,250)        --
                                                                       ---------    ---------    ---------
NET INCOME (LOSS)                                                      $   3,939    $  11,751    $ (32,032)
                                                                       =========    =========    =========

PER SHARE DATA:
     Basic:
       Income (loss) from continuing operations before                 $    0.39    $    1.28    $   (2.29)
          extraordinary item
       Discontinued operations                                             (0.08)        0.04        (0.16)
       Extraordinary item                                                   --          (0.41)        --
                                                                       ---------    ---------    ---------
          Net income (loss)                                            $    0.31    $    0.91    $   (2.45)
                                                                       =========    =========    =========

          Weighted average shares outstanding (000's)                     12,659       12,929       13,048
                                                                       =========    =========    =========

    Diluted:
       Income (loss) from continuing operations before                 $    0.39    $    1.26    $   (2.29)
         extraordinary item
       Discontinued operations                                             (0.08)        0.04        (0.16)
       Extraordinary item                                                   --          (0.40)        --
                                                                       ---------    ---------    ---------
          Net income (loss)                                            $    0.31    $    0.90    $   (2.45)
                                                                       =========    =========    =========

          Weighted average and equivalent shares outstanding (000's)      12,839       13,090       13,048
                                                                       =========    =========    =========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                     U. S. CAN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (000'S OMITTED)

                                                                  UNEARNED       TREASURY      CUMULATIVE      RETAINED
                                         COMMON      PAID-IN     RESTRICTED       COMMON       TRANSLATION     EARNINGS
                                         STOCK       CAPITAL       STOCK          STOCK        ADJUSTMENT     (DEFICIT)
                                         ------     ---------    ----------      --------     ------------    ----------
BALANCE AT DECEMBER 31, 1994               $126      $ 98,799       $    --       $  (468)        $    --       $(23,547)
  Net income                                 --            --            --            --              --          3,939
  Payments of common stock
    issuance costs                           --           (22)           --            --              --             --
  Issuance of stock under
    employee benefit plans                    1         1,488            --            --              --             --
  Purchase of treasury stock                 --            --            --          (209)             --             --
  Issuance of treasury stock                              704                         358
  Exercise of stock options                   1           123            --            --              --             --
  Income tax benefit related
    to exercise of nonqualified
    stock options                            --           661            --            --              --             --
  Issuance of restricted stock                1         2,160        (2,161)           --              --             --
  Amortization of unearned
    restricted stock                         --            --           109            --              --             --
  Equity adjustment to reflect
    minimum pension liability                --            --            --            --              --           (236)
                                           ----   -----------     ---------       -------         -------       --------
BALANCE AT DECEMBER 31, 1995                129       103,913        (2,052)         (319)             --        (19,844)
  Net income                                 --            --            --            --              --         11,751
  Issuance of stock under
    employee benefit plans                   --           516            --                            --             --
  Purchase of treasury stock                 --            --            --          (233)             --             --
  Issuance of treasury stock                 --           129            --           296              --             --
  Exercise of stock options                  --            18            --            --              --             --
  Issuance of restricted stock                1         1,006        (1,007)           --              --             --
  Amortization of unearned
    restricted stock                         --            --           478            --              --             --
  Equity adjustment to reflect
    minimum pension liability                --            --            --            --              --            381
  Cumulative translation
    adjustment                               --            --            --            --           1,622             --
                                           ----      --------       -------       -------         -------       --------
BALANCE AT DECEMBER 31, 1996                130       105,582        (2,581)         (256)          1,622         (7,712)
  Net loss                                   --            --            --            --              --        (32,032)
  Issuance of stock under
    employee benefit plans                                778            --           721              --             --
  Purchase of treasury stock                 --            --            --        (1,179)             --             --
  Exercise of stock options                  --           152            --            --              --             --
  Issuance of restricted stock                1         1,491        (1,492)           --              --             --
  Amortization of unearned
    restricted stock                         --            --         1,515            --              --             --
  Equity adjustment to reflect
    minimum pension liability                --            --            --            --              --           (612)
  Cumulative translation
    adjustment                               --            --            --            --          (3,815)            --
                                           ----      --------       -------       -------         -------       --------
BALANCE AT DECEMBER 31, 1997               $131      $108,003       $(2,558)      $  (714)        $(2,193)      $(40,356)
                                           ====      ========       =======       =======         =======       ========



       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)

                                                              YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           1995         1996        1997
                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   3,939    $  11,751    $ (32,032)
  Adjustments to reconcile net income (loss)
    to net cash provided by  operating
    activities--
      Depreciation and amortization                        28,238       33,977       42,434
      Special charges                                       8,000         --         62,980
      Loss on sale of business                               --           --         12,413
      Extraordinary loss on extinguishment
        of debt                                              --          5,250         --
      Deferred income taxes                                  (497)       4,124      (17,788)
  Change in operating assets and
      liabilities, net of effect of acquired and sold
      businesses--
  Accounts receivable                                      (1,373)      (7,948)      12,059
      Inventories                                           4,716      (15,942)       3,785
      Accounts payable                                    (15,832)       6,077       (5,193)
      Accrued payrolls and benefits, insurance
        and other                                          (3,784)      (5,644)     (20,172)
      Postretirement benefits                                 545          599        1,259
      Other, net                                              840       (1,322)       4,679
                                                        ---------    ---------    ---------
        Net cash provided by operating
          activities                                       24,792       30,922       64,424
                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (31,379)     (48,630)     (54,030)
  Acquisition of businesses, net of cash
      acquired                                            (29,941)     (80,894)     (12,398)
  Proceeds on sale of business                               --           --          1,000
  Change in restricted cash                                (3,500)       1,455         --
  Proceeds from sale of property                              600        1,515          630
  Machinery repair parts usage
      (purchases), net                                         63         (662)        (362)
                                                        ---------    ---------    ---------
        Net cash used in investing activities             (64,157)    (127,216)     (65,160)
                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of
      stock options                                           124           18          152
  Net borrowings under the revolving line
    of credit and changes in cash overdrafts               46,884      (25,052)       1,931
  Issuance of 10 1/8% notes                                  --        275,000         --
  Amounts paid in escrow                                     --       (109,728)        --
  Borrowings of other long-term debt,
    including capital lease obligations                    10,911       14,247       24,935
  Payments of other long-term debt, including
    capital lease obligations                             (17,973)     (41,424)     (22,352)
  Payments of debt refinancing costs                         (337)      (9,259)      (1,574)
  Payments of common stock issuance costs                     (22)        --           --
  Purchase of treasury stock, net                            (209)        (233)      (1,179)
                                                        ---------    ---------    ---------
      Net cash provided by financing activities            39,378      103,569        1,913
                                                        ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      --            555       (2,370)
                                                        ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               13        7,830       (1,193)
CASH AND CASH EQUIVALENTS, beginning of year                  123          136        7,966
                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year                  $     136    $   7,966    $   6,773
                                                        =========    =========    =========


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

         (c) Accounts Receivable Allowances -- Activity in the accounts receivable allowances accounts was as follows (000's omitted):


                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1995       1996         1997
                                                --------    --------    --------
Balance at beginning of year                    $  4,116    $  5,451    $ 10,895
  Provision for doubtful accounts                    220         459       1,065
  Reserve for doubtful accounts from business
    acquisitions                                     160       2,636        --
  Provision for discounts, allowances and
    rebates                                        7,911      10,551      22,036
  Write-offs of doubtful accounts, net of
    recoveries                                      (242)       (546)       (560)
  Discounts, allowances and rebates taken         (6,714)     (7,656)    (18,302)
                                                --------    --------    --------
Balance at end of year                          $  5,451    $ 10,895    $ 15,134
                                                ========    ========    ========


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

         Tin-plated steel accounted for approximately 86% of the Company's total raw material purchases during 1997. Negotiations with the Company's domestic tin-plated steel suppliers occur once per year. At that time, the prices for tin-plated steel are set for the upcoming year. Due to competition among steel suppliers and the volume of tin-plated steel purchased by the Company in the United States, the Company has historically negotiated raw materials pricing which is more favorable than that publicly announced by its suppliers. However no assurance can be given that the Company will continue to be able to do so in the future. With respect to the European Subsidiaries, the Company has only limited prior purchasing history with its tin-plated steel suppliers. No assurance can be given that the European Subsidiaries will be able to continue to purchase its tin-plated steel requirements from such existing sources at prices below those publicly announced by its suppliers.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                           DECEMBER 31,
                         -------------------
                           1996       1997
                         --------   --------
Raw materials            $ 34,257   $ 33,746
Work in progress           48,654     42,763
Finished goods             26,053     28,037
Machine shop inventory      4,179      4,912
                         --------   --------
                         $113,143   $109,458
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

                      U.S. CAN CORPORATION AND SUBSIDIARIES

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


         In the third quarter of 1997, the Company established a pre-tax restructuring provision of $35 million, primarily for plant closings and overhead cost reductions associated with the loss of a major aerosol customer (the customer representing approximately $35 million of annual sales) who awarded its global aerosol business to a U.S. Can competitor. In addition, the Company established a pre-tax disposition provision of $17.2 million for the anticipated loss on the closure of its metal pail operation in North Brunswick, New Jersey. Such closure would have resulted in certain severance and related payments, the write-off of several long-lived assets and ongoing building costs. However, in the fourth quarter of 1997, the Company successfully negotiated and completed the sale of this facility at a net pre-tax loss of $13.3 million and appropriately adjusted the provision in the fourth quarter of 1997.

         In the fourth quarter of 1997, the Company, at the direction of its Board of Directors, employed the assistance of external business consultants to review operations and explore other avenues for enhancing shareholder value. As a result of this review, the Company established another pre-tax restructuring provision (including the adjustment described above) of $10.8 million, primarily to include further personnel reductions and the reduction of asset value associated with equipment used in the businesses the Company has exited or is in the process of exiting.

         The key elements of the third and fourth quarter restructuring include closure of the Racine, Wisconsin aerosol assembly plant, the Midwest litho center in Alsip, Illinois, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California; a write-down to estimated proceeds for the sale of the Orlando, Florida machine engineering center ("OMEC") and the Baltimore, Maryland specialty and paint can distribution business; and

                      U.S. CAN CORPORATION AND SUBSIDIARIES
organizational changes designed to reduce general overhead. The Company expects the sale of OMEC will be completed in 1998.

         The third and fourth quarter restructuring provisions included a $41.7 million for the non-cash write-off of assets related to the facilities to be closed or sold, $13.2 million for severance and related termination benefits for approximately 115 salaried and 370 hourly employees, and $5.9 million for other related closure costs, such as, building restoration, equipment disassembly and future lease payments. In addition to these charges, the Company provided $2.2 million related to the carrying costs (principally contractual lease payments) related to the closed Saddle Brook, New Jersey facility. The write-off of the assets included in the charge, primarily relates to fixed assets ($32.8 million) which cannot be transferred or used in the Company's other operations and unamoritized goodwill related to the closed operations. As of December 31, 1997, approximately $16.3 million of cash costs remain, of which the majority is expected to be spent in 1998.

         In November 1997, as part of the business and operational realignments, the Company sold its steel pail business which was conducted entirely from its North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business, up to the point of sale, were $19.2 million. Previous reporting of the metal pail business as a discontinued operation for the years ended December 31, 1997 and prior have been amended in this report so that the results of this business are included in continuing operations.


          The Company is actively seeking to sell its commercial metal services business ("Metal Services"). Metal Services includes two plants in Chicago, Illinois, one plant in each of Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997, 1996 and 1995 revenues from these operations were $116 million, $101 million, and $64 million (excluding intra-Company sales which are expected to be continued by the buyer and including third-party sales from the closed Midwest Litho plant, which (other than sales to S.C. Johnson) have been transferred to other Metal Services plants). The Company anticipates that the sale of Metal Services will be completed in 1998. The Company provided for a $2.7 million loss on the sale of the Metal Services business, primarily representing the excess of recorded carrying value over the anticipated aggregate net sales proceeds for the net assets to be sold in the dispositions. As of December 31, 1997, the net assets of Metal Services, excluding the discontinued operations reserve, included net current assets of approximately $16.0 million and net other assets of approximately $29.4 million. The Company's historical financial statements have been restated to reflect the Metal Services business as a discontinued operation.

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

                      U.S. CAN CORPORATION AND SUBSIDIARIES

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

         The following data represents the Company's unaudited pro forma 1995 and 1996 results of operations as if the significant acquisitions of the CPI Group and USC Europe had occurred on January 1 of the applicable year (000's omitted, except per share data):


                                                                  1995       1996
                                                                --------   --------
Net sales                                                       $711,221   $766,985
Income from continuing operations before extraordinary item        2,081     11,986
Net income                                                         5,411     12,629
Basic & Diluted Per Share Data:
  Income from continuing operations before extraordinary item   $   0.17   $   1.00
  Net income                                                    $   0.42   $   0.96

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

(5)  DEBT OBLIGATIONS

         The primary debt obligations of the Company at December 31, 1996 and 1997, consisted of the following (000's omitted):


                                       1996         1997
                                    ---------    ---------
Senior debt--
  Revolving line of credit          $  34,700    $  32,600
  Secured equipment notes              12,021        4,825
  Capital lease obligations            35,894       30,050
  Secured term loan                     9,122       24,840
  Industrial revenue bonds              7,500        7,500
  Mortgages and other                   1,573        1,326
                                    ---------    ---------
                                      100,810      101,141
Less--Current maturities              (11,928)      (9,635)
                                    ---------    ---------
         Total senior debt             88,882       91,506
Senior subordinated 10 1/8% notes     275,000      275,000
                                    ---------    ---------
         Total long-term debt       $ 363,882    $ 366,506
                                    =========    =========

                      U.S. CAN CORPORATION AND SUBSIDIARIES

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

         Under existing agreements, maturities of long-term debt as of December 31, 1997 (including capital lease obligations), are as follows (000's omitted):

                1998              $  9,518
                1999                 9,037
                2000                 6,038
                2001                 7,720
                2002                40,366
                Thereafter         303,462
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

         The provision for income taxes before discontinued operations and extraordinary item consisted of the following on a domestic pretax loss from continuing operations of $49.0 million and foreign pretax earnings of $2.3 million for 1997. 1996 and 1995 pretax results were primarily from domestic operations (000's omitted):


             1995        1996       1997
           --------    --------   --------
Current    $  4,692    $  7,844   $   --
Deferred       (497)      4,124    (17,788)
Foreign        --           299        996
           --------    --------   --------
  Total    $  4,195    $ 12,267   $(16,792)
           ========    ========   ========

                      U.S. CAN CORPORATION AND SUBSIDIARIES

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

         The principal items comprising the difference between taxes on income before income taxes and extraordinary item computed at the Federal statutory rate and the actual provision (benefit) for such income taxes for the years presented were as follows (000's omitted):


                                                    1995       1996       1997
                                                  --------   --------   --------
Tax provision (benefit) computed at the
  statutory rates                                 $  3,109   $ 10,088   $(16,344)
Nondeductible amortization of intangible assets        308        370        396
State taxes, net of Federal benefit                    470      1,299       (801)
Other, net                                             308        510        (43)
                                                  --------   --------   --------
  Provision (benefit) for income taxes            $  4,195   $ 12,267   $(16,792)
                                                  ========   ========   ========

         Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The tax effect of significant temporary differences representing deferred income tax benefits and obligations consisted of the following (000's omitted):


                                                    DECEMBER 31, 1996                   DECEMBER 31, 1997
                                               ----------------------------        ---------------------------
                                               BENEFITS         OBLIGATIONS        BENEFITS        OBLIGATIONS
                                               --------         -----------        --------        -----------
Vacation accrual                                $ 3,352          $     --          $ 3,421          $     --
Debt extinguishment costs                         2,686                --               --                --
Overhead reduction reserves                       1,454                --            1,147                --
Postretirement benefits                          10,682                --           11,069                --
Workers' compensation accrual                     1,067                --              898                --
Pension accrual                                   2,026                --            2,303                --
Inventory valuation reserves                         --            (7,443)              --            (7,214)
Depreciation                                         --           (38,474)              --           (37,707)
Alternative minimum tax credit
  carryforwards                                   4,195               --             4,470                --
Restructuring reserves                               --               --            18,061                --
Net operating loss                                   --               --             5,909                --
Other                                             5,621            (3,686)           6,769            (4,348)
                                                -------          --------          -------          --------
Total deferred income tax benefits
  (obligations)                                 $31,083          $(49,603)         $54,044          $(49,269)
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

                      U.S. CAN CORPORATION AND SUBSIDIARIES

         The following table sets forth the funded status of the Company's domestic defined benefit pension plans, at December 31, 1996 and 1997 (000's omitted):

                                                            1996        1997
                                                          --------    --------
Actuarial present value of benefit obligation--
  Vested benefits                                         $ 20,418    $ 27,636
  Nonvested benefits                                         2,059       3,066
Accumulated benefit obligation                              22,477      30,702
  Effect of projected future compensation levels              --          --
                                                          --------    --------
Projected benefit obligation                                22,477      30,702
Plan assets at fair value                                   20,707      24,966
                                                          --------    --------
  Projected benefit obligation in excess of plan assets      1,770       5,736
Unrecognized net gain                                           85       1,004
Unrecognized prior-service cost                             (1,033)     (1,956)
Unrecognized transition liability                             (332)        (67)
Additional minimum liability adjustment                      1,280       3,206
                                                          --------    --------
  Accrued pension costs                                   $  1,770    $  7,743
                                                          ========    ========

         In accordance with the provisions of SFAS No. 87--"Employers' Accounting for Pensions," the Company recorded an additional minimum liability at the end of 1996 representing the excess of the accumulated benefit obligation over the plan assets at fair value and the unfunded accrued pension cost. The additional minimum liability was offset to the extent possible by an intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior-service cost and unrecognized transition liability, the balance of the offset of the additional minimum liability was reported as a reduction of retained earnings, net of related income tax benefits.

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

         Net periodic pension costs for the Company's domestic defined benefit pension plan for the years ended December 31, 1995, 1996 and 1997 included the following components (000's omitted):


                                                   1995       1996        1997
                                                  -------    -------    -------
Service cost on benefits earned during the year   $   625    $   690    $   871
Interest cost on projected benefit obligation       1,085      1,133      1,679
Actual return on plan assets                       (1,562)    (1,166)    (3,549)
Net amortization and deferral                       1,041        507      2,231
Curtailment loss on severed employees                --         --        2,595
                                                  -------    -------    -------
Net periodic pension cost                         $ 1,189    $ 1,164    $ 1,232
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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

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

         Net periodic postretirement benefit costs for the Company's domestic postretirement benefit plans for the years ended December 31, 1995, 1996 and 1997, included the following components (000's omitted):

                                                   1995     1996     1997
                                                  ------   ------   ------
Service cost on benefits earned during the year   $  333   $  388   $  406
Amortization of net loss                            --       --         10
Interest cost on accumulated postretirement
  benefit obligation                               1,836    1,851    1,994
                                                  ------   ------   ------
  Net periodic postretirement benefit cost        $2,169   $2,239   $2,410
                                                  ======   ======   ======


         The Company's postretirement benefit plans currently are not funded. The status of the plans at December 31, 1996 and 1997, is as follows (000's omitted):

                                                          1996      1997
                                                         -------   -------
Actuarial present value of accumulated post-retirement
  benefit obligation--
  Retirees, beneficiaries and dependents of retirees     $15,687   $17,740
  Active employees and dependents                         10,381    11,793
                                                         -------   -------
Total accumulated postretirement benefit obligation       26,068    29,533
Unrecognized net loss                                      1,700     4,317
                                                         -------   -------
  Accrued postretirement benefit costs                   $24,368   $25,216
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

                      U.S. CAN CORPORATION AND SUBSIDIARIES

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

         The Company received a request for information from the U.S. EPA in January 1997, concerning the lithography operations at its Chicago facility (formerly owned by Alltrista). In March 1997, representatives of the U.S. EPA inspected the Chicago facility and requested additional information, including compliance tests and reports. The Company has cooperated fully with the U.S. EPA inquiry. The Company does not know what the outcome of this inquiry will be. In the

                     U.S. CAN CORPORATION AND SUBSIDIARIES
acquisition agreement between the Company and Alltrista, Alltrista agreed to indemnify the Company for compliance costs that relate back to Alltrista's operation of this facility.

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

         At December 31, 1997 minimum payments due under these leases are as follows (000's omitted):


                                                             CAPITAL            OPERATING
                                                             LEASES              LEASES
                                                             -------           ----------
1998                                                         $ 5,937             $ 6,876
1999                                                           6,012               5,795
2000                                                           3,957               4,853
2001                                                           5,532               3,804
2002                                                           5,169               2,457
Thereafter                                                     1,882               6,560
                                                             -------             -------
Total minimum lease payments                                  28,488             $30,345
Amount representing interest                                  (5,266)            =======
                                                             -------
Present value of net minimum capital lease payments
  (including $2,236 classified as current)                   $23,222
                                                             =======


         The Company was contingently liable for outstanding letters of credit totaling $12.5 million as of December 31, 1997. Such letters of credits were issued primarily to guarantee workers' compensation claims, which have been accrued but not funded, and certain debt.

(10)  STOCK OPTION PLANS

  Incentive Stock Option Plan

         The Corporation maintains an Incentive Stock Option Plan (the "ISO Plan") for certain key employees of the Company. Directors who are not regular employees of the Company are not eligible to participate in the ISO Plan. In addition, no employee of the Company is eligible to participate in the ISO Plan if such employee owns stock constituting 10% or more

                      U.S. CAN CORPORATION AND SUBSIDIARIES
of the total voting power of the Corporation. The Corporation has reserved 240,000 shares for issuance under the ISO Plan. The exercise price for options granted under the ISO Plan may not be less than 100% of the fair market value of the underlying stock on the date the option is granted. Options under the plan may have a maximum term of 10 years and are exercisable at the time specified by the Board of Directors. Payment upon exercise of an option is to be in full, in either cash or shares of Common Stock with a value equal to the option price, or a combination of the two.

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

  Stock Purchase Plan

         The Company maintains an annual non-qualified employee stock purchase plan (the "Stock Purchase Plan") available to all salaried employees and certain designated groups of hourly employees. The purpose of the plan is to promote increased employee stock ownership in the Company and to provide a benefit to employees. Participating employees are able to purchase shares of Common Stock through payroll deductions. Each annual Stock Purchase Plan is in effect for a one-year period. Eligible employees are able to elect to purchase shares of Common Stock at a price equal to the current market price, less a 15% discount, in an amount up to 7.5% of each participating employee's salary. Fifteen days prior to the exercise date, each participant has the option to complete the purchase of shares under the Stock Purchase Plan or to withdraw the amounts withheld from the employee's salary pursuant to the plan. During 1995, 1996 and 1997, the Corporation issued Common Stock valued at $1.6 million, $0.5 million and $0.7 million related to the Stock Purchase Plan. The Stock Purchase Plan established for the 1997--1998 plan year has an exercise price of $14.556 per share.

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

         Options granted under the Incentive Plan may be either incentive stock options ("ISOs") or non-qualified stock options ("NSOs"). Pursuant to the Incentive Plan, the Company has issued ISOs to purchase 192,500 shares of Common Stock at prices ranging from $16.50 to $20.875 per share and NSOs to purchase 5,000 shares of Common Stock at a price of $18.75 per share.

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

                      U.S. CAN CORPORATION AND SUBSIDIARIES

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

         A summary of the status of the Company's stock option plans at December 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the tables below:


                                               OPTIONS OUTSTANDING                       EXERCISABLE OPTIONS
                                          ----------------------------              ---------------------------
                                                             WTD. AVG.                                WTD. AVG.
                                                             EXERCISE                                 EXERCISE
                                           SHARES              PRICE                 SHARES             PRICE
                                          --------           ---------              ---------         ---------
January 1, 1995                            871,183           $11.26                  356,730           $ 7.15
  Granted                                  335,917            17.11
  Exercised                               (217,162)            7.63
  Canceled                                 (33,146)           15.34
                                          --------           ------
December 31, 1995                          956,792           $14.00                  403,469           $11.48
  Granted                                   83,897            14.56
  Exercised                                (28,350)           16.94
  Canceled                                 (94,567)           17.21
                                          --------           ------
December 31, 1996                          917,772           $13.63                  744,499           $13.15
  Granted                                  100,000            19.03
  Exercised                                (12,000)           12.00
  Canceled                                (129,272)            3.63
                                          --------           ------
December 31, 1997                          876,500           $14.63                  867,250           $14.59
                                          ========           ======



                                              OPTIONS OUTSTANDING                      EXERCISABLE OPTIONS
                                             AT DECEMBER 31, 1997                      AT DECEMBER 31, 1997
                                ---------------------------------------------      ---------------------------
                                                   WTD. AVG.
                                                   REMAINING        WTD. AVG.                      WTD. AVG.
   RANGE OF                                       CONTRACTUAL       EXERCISE                       EXERCISE
EXERCISE PRICES                 SHARES          LIFE (YEARS)         PRICE         SHARES           PRICE
---------------                 -------         ---------------     ---------      -------         -----------
$  8.00 to $15.75               446,500             5.0             $11.61         445,178          $11.59
$ 16.00 to $21.50               430,000             7.0              17.67         422,072           17.61
                                -------                                            -------          ------
                                876,500             6.0              14.63         867,250          $14.59
                                =======                                            =======          ======

                      U.S. CAN CORPORATION AND SUBSIDIARIES

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


                                                                        UNITED
                                                                        STATES             EUROPE          CONSOLIDATED
                                                                        ------             ------          ------------
                                                                                       (000'S OMITTED)
1996
  Net Sales                                                              $627,860           $ 32,763           $660,623
  Operating Income                                                         59,540                975             60,515
  Identifiable Assets                                                     538,389            105,227            643,616

1997
  Net Sales                                                              $650,643           $105,032           $755,675
  Operating Income                                                       (10,413)              4,306            (6,107)
  Identifiable Assets                                                     513,860            119,844            633,704


                      U.S. CAN CORPORATION AND SUBSIDIARIES

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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1997



                                                            UNITED STATES    USC EUROPE
                                               U.S. CAN      CAN COMPANY        (NON-                         U.S. CAN
                                              CORPORATION    (SUBSIDIARY      GUARANTOR                      CORPORATION
                                               (PARENT)      GUARANTOR)      SUBSIDIARY)     ELIMINATIONS   CONSOLIDATED
                                              -----------    -----------    -------------    ------------   ------------
                                                                           (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents                     $     --       $    415         $  6,358       $      --       $  6,773
  Accounts receivable                                 --         53,559           20,578              --         74,137
  Inventories                                         --         93,028           16,430              --        109,458
  Prepaid expenses and other assets                   --         13,904            3,599              --         17,503
  Prepaid income taxes                                --         22,748               --              --         22,748
                                                --------       --------         --------       ---------       --------
      Total current assets                                      183,654           46,965              --        230,619
                                                --------       --------         --------       ---------       --------
NET PROPERTY, PLANT AND EQUIPMENT                     --        256,464           67,833              --        324,297
INTANGIBLE ASSETS                                     --         59,578               --              --         59,578
OTHER ASSETS                                       7,347         10,240            1,623              --         19,210
INVESTMENT IN SUBSIDIARIES                       335,962         48,646               --        (384,608)            --
                                                --------       --------         --------       ---------       --------
      Total assets                              $343,309       $558,582         $116,421       $(384,608)      $633,704
                                                ========       ========         ========       =========       ========
CURRENT LIABILITIES:
  Current maturities of long-term
    debt                                        $     --       $  6,817         $  2,818       $      --         $9,635
  Accounts payable                                    --         42,155           16,331              --         58,486
  Other current liabilities                           --         73,480            8,247              --         81,727
                                                --------       --------         --------       ---------       --------
      Total current liabilities                       --        122,452           27,396              --        149,848
                                                --------       --------         --------       ---------       --------
SENIOR DEBT                                           --         61,850           29,656              --         91,506
SUBORDINATED DEBT                                275,000             --               --              --        275,000
OTHER LONG-TERM LIABILITIES                                      52,031            3,006              --         55,037
INTERCOMPANY ADVANCES                              5,996        (13,713)           7,717              --             --
STOCKHOLDERS' EQUITY                              62,313        335,962           48,646        (384,608)        62,313
                                                --------       --------         --------       ---------       --------
      Total liabilities and equity              $343,309       $558,582         $116,421       $(384,608)      $633,704
                                                ========       ========         ========       =========       ========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1996


                                                     UNITED STATES       USC EUROPE
                                      U.S. CAN        CAN COMPANY           (NON-                           U.S. CAN
                                     CORPORATION      (SUBSIDIARY         GUARANTOR                        CORPORATION
                                      (PARENT)         GUARANTOR)        SUBSIDIARY)    ELIMINATIONS       CONSOLIDATED
                                     -----------      -----------        -----------    ------------       ------------
                                                                  (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents           $    --           $     628        $   7,338        $    --            $   7,966
  Accounts receivable                      --              61,000           25,822             --               86,822
  Inventories                              --              98,179           14,964             --              113,143
  Prepaid expenses and other assets        --              12,883            2,378             --               15,261
  Prepaid income taxes                      696             8,676             --               --                9,372
                                      ---------         ---------        ---------        ---------          ---------
      Total current assets                  696           181,366           50,502             --              232,564
NET PROPERTY, PLANT AND EQUIPMENT          --             269,281           53,833             --              323,114
INTANGIBLE ASSETS                          --              67,206             --               --               67,206
OTHER ASSETS                              7,671            12,169              892             --               20,732
INVESTMENT IN SUBSIDIARIES              364,461            53,232             --           (417,693)              --
                                      ---------         ---------        ---------        ---------          ---------
      Total assets                    $ 372,828         $ 583,254        $ 105,227        $(417,693)         $ 643,616
                                      =========         =========        =========        =========          =========
CURRENT LIABILITIES
  Current maturities of long-term
    debt                              $    --           $  11,567        $     361        $    --            $  11,928
  Accounts payable                         --              40,490           19,634             --               60,124
  Other current liabilities                --              43,187           11,695             --               54,882
                                      ---------         ---------        ---------        ---------          ---------
      Total current liabilities            --              95,244           31,690             --              126,934
                                      ---------         ---------        ---------        ---------          ---------
SENIOR DEBT                                --              82,978            5,904             --               88,882
SUBORDINATED DEBT                       275,000              --               --               --              275,000
OTHER LONG-TERM LIABILITIES               1,340            53,647            1,028             --               56,015
INTERCOMPANY ADVANCES                      (297)          (13,076)          13,373             --                 --
STOCKHOLDERS' EQUITY                     96,785           364,461           53,232         (417,693)            96,785
                                      ---------         ---------        ---------        ---------          ---------
      Total liabilities and
        stockholders' equity          $ 372,828         $ 583,254        $ 105,227        $(417,693)         $ 643,616
                                      =========         =========        =========        =========          =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997



                                                                 UNITED
                                                               STATES CAN
                                                 U.S. CAN       COMPANY       USC EUROPE                      U.S. CAN
                                                CORPORATION    (SUBSIDIARY   (NON-GUARANTOR                 CORPORATION
                                                  (PARENT)      GUARANTOR)    SUBSIDIARIES)  ELIMINATIONS   CONSOLIDATED
                                                -------------  -------------  -------------  -------------  -------------
NET SALES                                           $    --      $ 650,643    $ 105,032        $    --         $ 755,675
COST OF SALES                                            --        569,292       96,463             --           665,755
                                                    ---------    ---------    ---------        ---------       ---------
     Gross income                                        --         81,351        8,569             --            89,920
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             --         28,784        4,263             --            33,047
SPECIAL CHARGES                                          --         62,980         --               --            62,980
                                                    ---------    ---------    ---------        ---------       ---------
     Operating income (loss)                             --        (10,413)       4,306                           (6,107)
INTEREST EXPENSE ON BORROWINGS                           --         34,869        1,998                           36,867
AMORTIZATION OF DEFERRED FINANCING COSTS                 --          1,738         --                              1,738
OTHER EXPENSES                                           --          1,986         --                              1,986
EQUITY EARNINGS SUBSIDIARY                            (32,032)       1,312         --             30,720            --
PROVISION (BENEFIT) FOR INCOME TAXES                     --        (17,788)         996             --           (16,792)
NET INCOME FROM DISCONTINUED OPERATIONS                  --          1,078         --               --             1,078
NET LOSS FROM DISCONTINUATION OF BUSINESS                --         (3,204)        --               --            (3,204)
                                                    ---------    ---------    ---------        ---------       ---------
NET INCOME (LOSS)                                   $ (32,032)   $ (32,032)   $   1,312        $  30,720       $ (32,032)
                                                    =========    =========    =========        =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                                           UNITED
                                                        STATES CAN
                                           U.S. CAN       COMPANY       USC EUROPE                       U.S. CAN
                                          CORPORATION   (SUBSIDIARY   (NON-GUARANTOR                   CORPORATION
                                            (PARENT)     GUARANTOR)    SUBSIDIARIES)    ELIMINATIONS    CONSOLIDATED
                                          -----------   -----------   --------------    ------------   -------------
NET SALES                                  $    --       $ 627,860       $  32,763         $              $ 660,623
COST OF SALES                                   --         541,167          30,500             --           571,667
                                           ---------     ---------       ---------         --------       ---------
     Gross income                               --          86,693           2,263             --            88,956
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      --          27,153           1,288             --            28,441
SPECIAL CHARGES                                 --            --              --               --              --
                                           ---------     ---------       ---------         --------       ---------
     Operating income                           --          59,540             975             --            60,515
INTEREST EXPENSE ON BORROWINGS                  --          28,159             228             --            28,387
AMORTIZATION OF DEFERRED FINANCING COSTS        --           1,518            --               --             1,518
OTHER EXPENSES                                  --           1,851             (63)            --             1,788
EQUITY EARNINGS SUBSIDIARY                    11,751           511            --            (12,262)           --
PROVISION FOR INCOME TAXES                      --          11,968             299             --            12,267
NET INCOME FROM DISCONTINUED OPERATIONS         --             446            --               --               446
EXTRAORDINARY ITEM                              --          (5,250)           --               --            (5,250)
                                           ---------     ---------       ---------         --------       ---------
NET INCOME (LOSS)                          $  11,751     $  11,751       $     511         $(12,262)      $  11,751
                                           =========     =========       =========         ========       =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                                            UNITED STATES    USC EUROPE
                                               U.S. CAN      CAN COMPANY        (NON-                         U.S. CAN
                                              CORPORATION    (SUBSIDIARY      GUARANTOR                      CORPORATION
                                               (PARENT)      GUARANTOR)      SUBSIDIARY)     ELIMINATIONS   CONSOLIDATED
                                               --------      ----------      -----------     ------------   ------------
                                                                           (000'S OMITTED)
CASH FLOWS FROM OPERATING
  ACTIVITIES                                    $     --       $ 64,947         $   (523)      $      --       $ 64,424
                                                --------       --------         --------       ---------       --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Capital expenditures                                --        (36,122)         (17,908)             --        (54,030)
  Acquisition of businesses, net of
    cash acquired                                     --        (12,398)              --              --        (12,398)
  Proceeds on sale of business                        --          1,000               --              --          1,000
  Proceeds from sale of property                      --             --              630              --            630
  Machinery repair parts usage, net                   --             88             (450)             --           (362)
                                                --------       --------         --------       ---------       --------
    Net cash used in investing
      activities                                      --        (47,432)         (17,728)             --        (65,160)
                                                --------       --------         --------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and
    exercise of stock options                         --            152               --              --            152
  Changes in intercompany advances                    --          5,656           (5,656)             --             --
  Net borrowings under the revolving
    line of credit and changes in
    cash overdrafts                                   --          1,931               --              --          1,931
  Borrowings of other long-term
    debt, including capital lease
    obligations                                       --         (1,086)          26,021              --         24,935
  Payments of other long-term debt,
    including capital lease
    obligations                                       --        (21,628)            (724)             --        (22,352)
  Payments of debt refinancing costs                  --         (1,574)              --              --         (1,574)
  Purchase of treasury stock, net                     --         (1,179)              --              --         (1,179)
                                                --------       --------         --------       ---------       --------
    Net cash provided by financing
      activities                                      --        (17,728)          19,641              --          1,913
                                                --------       --------         --------       ---------       --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                --             --           (2,370)             --         (2,370)
                                                --------       --------         --------       ---------       --------
INCREASE IN CASH AND CASH EQUIVALENTS                 --           (213)            (980)             --         (1,193)
CASH AND CASH EQUIVALENTS, beginning
  of year                                             --            628            7,338              --          7,966
                                                --------       --------         --------       ---------       --------
CASH AND CASH EQUIVALENTS, end
  of year                                       $     --       $    415         $  6,358       $      --       $  6,773
                                                ========       ========         ========       =========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                                            UNITED STATES    USC EUROPE
                                               U.S. CAN      CAN COMPANY        (NON-                         U.S. CAN
                                              CORPORATION    (SUBSIDIARY      GUARANTOR                      CORPORATION
                                               (PARENT)      GUARANTOR)      SUBSIDIARY)     ELIMINATIONS   CONSOLIDATED
                                               --------      ----------      -----------     ------------   ------------
                                                                          (000'S OMITTED)
CASH FLOWS FROM OPERATING
   ACTIVITIES                                   $      --      $  26,245         $  4,677       $      --      $ 30,922
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures                                --        (38,294)         (10,336)             --        (48,630)
  Acquisition of businesses, net
    of cash                                           --        (29,655)         (51,239)             --        (80,894)
  Changes in restricted cash                          --          1,455               --              --          1,455
  Proceeds from sale of property                      --          1,515               --              --          1,515
  Machinery repair parts usage, net                   --             29             (691)             --           (662)
                                               ---------      ---------         --------       ---------      ---------
    Net cash used in investing
      activities                                      --        (64,950)         (62,266)             --       (127,216)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuance of common stock and
    exercise of stock options                         --        (51,082)          51,100              --             18
  Change in intercompany advances                     --        (13,373)          13,373              --             --
  Net borrowings under the revolving
    line of credit and changes in
    cash overdrafts                                   --        (25,052)              --              --        (25,052)
  Issuance of 10 1/8% Notes                           --        275,000               --              --        275,000
  Amounts paid in escrow                              --       (109,728)              --              --       (109,728)
  Borrowings of other long-term
    debt, including capital lease
    obligations                                       --         14,247               --              --         14,247
  Payments of other long-term debt,
    including capital lease
    obligations                                       --        (41,323)            (101)             --        (41,424)
  Payments of debt refinancing costs                  --         (9,259)              --              --         (9,259)
  Purchase of treasury stock, net                     --           (233)              --              --           (233)
                                               ---------      ---------         --------       ---------      ---------
      Net cash provided from
        financing activities                          --         39,197           64,372              --        103,569
                                               ---------      ---------         --------       ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                --             --              555              --            555
                                               ---------      ---------         --------       ---------      ---------
INCREASE CASH AND CASH EQUIVALENTS                    --            492            7,338              --          7,830
CASH AND CASH EQUIVALENTS, beginning
  of period                                           --            136               --              --            136
                                               ---------      ---------         --------       ---------      ---------
CASH AND CASH EQUIVALENTS, end
  of period                                    $      --      $     628         $  7,338       $      --      $   7,966
                                               =========      =========         ========       =========      =========


                      U.S. CAN CORPORATION AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)


     The following is a summary of the unaudited interim results of operations for each of the quarters in 1996 and 1997.


                                                     FIRST QTR                  SECOND QTR
                                                ----------------------   ---------------------
                                                  1996          1997       1996         1997
                                                ---------    ---------   ---------   ---------
                                                    (000'S OMITTED, EXCEPT PER SHARE DATA)
NET SALES                                       $ 149,932    $ 204,175   $ 156,301   $ 196,088
COST OF SALES                                     128,108      178,772     134,132     173,784
                                                ---------    ---------   ---------   ---------

   Gross income                                    21,824       25,403      22,169      22,304
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          6,571        8,827       6,647       8,285
SPECIAL CHARGES (a)                                  --           --          --          --
                                                ---------    ---------   ---------   ---------
   Operating income                                15,253       16,576      15,522      14,019

INTEREST EXPENSE ON BORROWINGS                      6,186        9,255       6,335       9,187
AMORTIZATION OF DEFERRED FINANCING
  COSTS                                               426          439         376         455
OTHER EXPENSE                                         453          510         469         542
                                                ---------    ---------   ---------   ---------
   Income (loss) before income taxes                8,188        6,372       8,342       3,835

PROVISION (BENEFIT) FOR INCOME TAXES                3,448        2,518       3,540       1,469
                                                ---------    ---------   ---------   ---------
   Income (loss) from continuing operations         4,740        3,854       4,802       2,366

DISCONTINUED OPERATIONS, NET OF TAX (a)              (410)         484         275         405
EXTRAORDINARY ITEM - NET OF TAX (b)                  --           --          --          --
                                                ---------    ---------   ---------   ---------
NET INCOME (LOSS)                               $   4,330    $   4,338   $   5,077   $    2,771
                                                =========    =========   =========   =========

DILUTED EARNINGS (LOSS) PER SHARE               $    0.33    $    0.33   $    0.39   $    0.21
                                                =========    =========   =========   =========

Weighted average shares and equivalent shares      13,005       13,155      13,063      13,163
outstanding (000's)
Stock Market Price Range
      High                                      $  17.375    $  17.750   $  18.250   $  17.250
      Low                                       $  13.250    $  14.500   $  16.125   $  14.000


                                                       THIRD QTR               FOURTH QTR
                                                ---------------------    ----------------------
                                                  1996         1997        1996          1997
                                                ---------   ---------    ---------    ---------
NET SALES                                       $ 161,264   $ 195,021    $ 193,126    $ 160,391
COST OF SALES                                     139,585     172,121      169,842      141,078
                                                ---------   ---------    ---------    ---------

   Gross income                                    21,679      22,900       23,284       19,313
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          6,688       8,134        8,535        7,801
SPECIAL CHARGES (a)                                  --        52,159         --         10,821
                                                ---------   ---------    ---------    ---------
   Operating income                                14,991     (37,393)      14,749         (691)

INTEREST EXPENSE ON BORROWINGS                      6,992       9,274        8,874        9,151
AMORTIZATION OF DEFERRED FINANCING
  COSTS                                               330         475          386          369
OTHER EXPENSE                                         446         536          420          398
                                                ---------   ---------    ---------    ---------
   Income (loss) before income taxes                7,223     (47,678)       5,069       (9,227)

PROVISION (BENEFIT) FOR INCOME TAXES                3,092     (17,380)       2,187       (3,399)
                                                ---------   ---------    ---------    ---------
   Income (loss) from continuing operations         4,131     (30,298)       2,882       (5,828)

DISCONTINUED OPERATIONS, NET OF TAX (a)               448         491          133       (3,506)
EXTRAORDINARY ITEM - NET OF TAX (b)                  --          --         (5,250)        --
                                                ---------   ---------    ---------    ---------
NET INCOME (LOSS)                               $   4,579   $ (29,807)   $  (2,235)   $  (9,334)
                                                =========   =========    =========    =========

DILUTED EARNINGS (LOSS) PER SHARE               $    0.35   $   (2.26)   $   (0.17)   $   (0.71)
                                                =========   =========    =========    =========

Weighted average shares and equivalent shares      13,120      13,210       13,158       13,129
outstanding (000's)
Stock Market Price Range
      High                                      $  16.375   $  17.375    $  17.250    $  18.750
      Low                                       $  14.500   $  12.875    $  15.250    $  15.750


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Corporation's 1998 Proxy Statement to be filed with the Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements commence on p. 22.

                  (2)      Financial Statement Schedules

                           All schedules are omitted as they are inapplicable or not required, or the required information is included in the financial statements or in the notes thereto.

                  (3) Exhibits (Note: Management contracts and compensatory plans or arrangements are underlined in the following list.)

                                                                                 INCORPORATION
EXHIBIT                                                                          BY REFERENCE
NUMBER                    DESCRIPTION OF DOCUMENT                                (IF APPLICABLE)
------                    -----------------------                                ---------------
  3.1         Restated Certificate of Incorporation                                    @4.3
  3.2         By-laws                                                                 @@4.1
  4.1         Indenture for 10 1/8% Notes                                            @@@4.2
  4.2         Amended and Restated Credit Agreement, dated as of
              April 27, 1997                                                           +4.1
  4.3         Amendment No. 1 to Credit Agreement                                    ++10.3
  4.4         Amendment No. 2 to Credit Agreement                                     ##4.4
  4.5         Shareholder Rights Agreement                                           ###4.1
 10.1         Stock and Warrant Purchase Agreement with Salomon Brothers
              Holding Company dated May 2, 1990                                       *10.1
 10.2         Letter Agreement with Salomon Brothers dated May 2, 1990                *10.3
 10.3         Sublease Agreement for Commerce, CA plant dated,
              February 10, 1989                                                      *10.10
 10.4         Lease, as amended, for Weirton, WV plant dated
              January 1, 1976                                                        *10.11

                                                                                                INCORPORATION
EXHIBIT                                                                                          BY REFERENCE
NUMBER                       DESCRIPTION OF DOCUMENT                                            (IF APPLICABLE)
------                       -----------------------                                           ---------------
  10.5         Lease for Burns Harbor, IN plant dated December 5, 1987                                **10.12
  10.6         Voghera, Italy lease (English translation)                                             ***10.6
  10.7         Lease Agreement, as amended, for Alsip, IL plant dated
               August 1, 1980                                                                         **10.15
  10.8         Employment Agreement with William J. Smith dated March 26, 1993                       ss. 10.9
               ---------------------------------------------------------------
  10.9         Employment Agreement with Timothy W. Stonich dated March 15, 1993                    ss. 10.10
               -----------------------------------------------------------------
 10.10         The Corporation's Incentive Stock Option Plan                                           *10.20
               ---------------------------------------------
 10.11         Lease for Baltimore, MD plant with San Tomas Limited
               Partnership dated October 24, 1991                                                     **10.23
 10.12         Administrative Consent Order with the New Jersey
               Department of Environmental Protection and Energy
               (including  Fully-Funded Trust Agreement)                                              xx10.29
 10.13         Sublease for Green Bay, WI facility, dated October 31, 1992                           ss. 28.2
 10.14         Nonqualified Supplemental Benefit Plan for William J. Smith
               -----------------------------------------------------------
               (including Supplemental Benefit Agreement and Split-Dollar
               ----------------------------------------------------------
               Insurance Agreement)                                                                   xx10.31
               --------------------
 10.15         U.S. Can Corporation Stockholders Agreement                                          ss. 10.25
 10.16         1993 Stock Option Plan                                                                  #10.28
 10.17         Employment Agreement with Frank J. Galvin dated March 26, 1993                       ss. 10.29
 10.18         Lease for Brookfield, OH facility, dated January 8, 1987                             ss. 10.30
 10.19         Second amendment to lease for Oak Brook, IL headquarters dated
               May 16, 1994                                                                         ss. 10.29
 10.20         Amendment No. 4 to lease for Weirton, WV, dated December 29, 1994                    ss. 10.30
 10.21         Lease Amendment to Burns Harbor, IN, dated September 1, 1994                         ss. 10.31
 10.22         Merthyr Tydfil, Wales Lease                                                           ***10.24
 10.23         Lease Amendment to Alsip, IL, dated September 1, 1994                                ss. 10.33
 10.24         Lease for Fern Park, FL, dated May 16, 1994                                          ss. 10.35
 10.25         First amendment to lease for Trenton, NJ, dated January 19, 1995                     ss. 10.36
 10.26         Letter agreement with Salomon Brothers, dated October 11, 1995                        +++10.29
 10.27         Employment agreement with Tony Bonadonna, dated July 1, 1994                          +++10.31
               ------------------------------------------------------------
 10.28         Non-Qualified Supplemental 401(k) Plan                                                +++10.33
               --------------------------------------
 10.29         Non-Qualified Benefit Replacement Plan                                                +++10.34
               --------------------------------------
 10.30         Change in Control Agreement with Frank J. Galvin                                       ###10.3
               -------------------------------------------------
 10.31         Change in Control Agreement with Timothy W. Stonich                                    ###10.5
               ---------------------------------------------------
 10.32         Restricted Stock Agreement with Frank J. Galvin                                        ###10.2
               -----------------------------------------------
 10.33         Restricted Stock Agreement with Timothy W. Stonich                                     ###10.4
               --------------------------------------------------
 10.34         1995 Equity Incentive Plan                                                                 xxx
               --------------------------
 10.35         Amendment No. 1 to Employment Agreement with Frank J. Galvin                          +++10.44
               ------------------------------------------------------------
 10.36         Amendment No. 1 to Employment Agreement with  Timothy W. Stonich                      +++10.45
               ----------------------------------------------------------------
 10.37         Agreement regarding Amendment and Restatement of Oak Brook Lease,
               dated March 6, 1992                                                                   +++10.46
 10.38         Columbiana, Ohio lease Agreement, dated January 23, 1990                              +++10.47
 10.39         Burns Harbor Lease Amendment No. 1, dated August 18, 1994                             +++10.48
 10.40         Burns Harbor Lease Amendment No. 3, dated February 1, 1995                            +++10.49
 10.41         Addendum No. II to Brookfield, Ohio Lease, dated
               September 27, 1991                                                                    +++10.50

                                                                                              INCORPORATION
EXHIBIT                                                                                        BY REFERENCE
NUMBER                   DESCRIPTION OF DOCUMENT                                             (IF APPLICABLE)
------                   -----------------------                                             ---------------
10.42         First Amendment to Lease for the Baltimore, Maryland plant
              with San Tomas Limited Partnership, dated May 8, 1994                               +++10.51
10.43         Lease Agreement for the Columbia Specialty plant in
              Baltimore, Maryland, dated May 6, 1994                                              +++10.52
10.44         Warren, Ohio Lease Agreement, dated January 23, 1990                                +++10.53
10.45         Amendment No. 3 to Weirton Lease Agreement, dated October 29, 1993                  +++10.55
10.46         Engagement agreement and related agreement dated April 25, 1996,
              with Salomon Brothers Inc                                                              $10.2
10.47         Newnan, Georgia Lease                                                                @@@10.3
10.48         Alliance, Ohio Lease                                                                 @@@10.4
10.49         Salomon Smith Barney Engagement, dated January 30, 1998                              ##10.49
10.50         1997 Equity Incentive Plan                                                           ##10.50
              --------------------------
10.51         Change-In-Control Agreement with David Ford                                          ##10.51
              -------------------------------------------
10.52         David Ford Restricted Stock Agreement                                                ##10.52
              -------------------------------------
10.53         William J. Smith Restricted Stock Agreement                                          ##10.53
              -------------------------------------------
10.54         Paul W. Jones Offer Letter                                                           ##10.54
              --------------------------
10.55         Engagement agreement dated September 3, 1997, with Salomon
              Brothers Inc                                                                         **10.2
10.56         Indemnification agreement dated July 9, 1997, with
              Salomon Brothers Inc                                                                  **10.1
10.57         Form of Non-employee Director Restricted Stock Agreement and
              ------------------------------------------------------------
              October 1997 schedule                                                                ##10.57
              ---------------------
10.58         John R. McGowan Employment Agreement                                                 ##10.58
              ------------------------------------
10.59         Lawrence T. Messina Employment Agreement                                             ##10.59
              ----------------------------------------
10.60         Amendment 1 to J. R. McGowan Employment Agreement                                    ##10.60
              -------------------------------------------------
10.61         Amendment dated 11/17/97 to F. J. Galvin Employment Agreement                        ##10.61
              -------------------------------------------------------------
10.62         Amendment 1 to A. F. Bonadonna Employment Agreement                                  ##10.62
              ---------------------------------------------------
 23.1         Consent of Independent Public Accountants
 27.1         Financial Data Schedule (EDGAR version only)


---------------

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

       ss. Previously filed with the Form 10-Q Quarterly Report of U.S. Can for the Quarterly Period Ended April 3, 1994.

       ss. Previously filed with the Form 10-K Annual Report of U.S. Can for the Fiscal Year Ended December 31, 1992.

       ss. Previously filed with the Form 10-Q Joint Quarterly Report of the Corporation and U.S. Can for the Quarterly Period Ended April 3, 1994.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 1999.


                                                U.S. CAN CORPORATION



                                                By:  /s/  JOHN L. WORKMAN
                                                          John L. Workman
                                                     Executive Vice President
                                                     and Chief Financial Officer