Form 10-Q/A
period 1998-04-05
US CAN CORP
filed 1999-01-15
CIK 895726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-Q/A-1
                               AMENDMENT NO. 1 TO


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

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         U.S. Can Corporation and Subsidiaries Condensed Consolidated
         Balance Sheets as of December 31, 1997 and April 5, 1998           3

         U.S. Can Corporation and Subsidiaries Condensed Consolidated Statements of Operations for the Quarterly Periods Ended
         April 6, 1997 and April 5, 1998                                    4

         U.S. Can Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Quarterly Periods Ended
         April 6, 1997 and April 5, 1998                                    5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

PART II  OTHER INFORMATION

Item 4.  Changes in Securities and Use of Proceeds                         19

Item 5.  Other Information                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)


                                                        DECEMBER 31,  APRIL 5,
                                                           1997         1998
                                                        ------------  --------

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                               $   6,773  $   5,537
 Accounts receivable, less allowances of $15,134 and
  $15,249 in 1997 and 1998, respectively                    74,137     88,169
 Inventories                                               109,458    108,331
 Prepaid expenses and other current assets                  17,503     12,743
 Prepaid income taxes                                       22,748     22,398
                                                         ---------  ---------
        Total current assets                               230,619    237,178
                                                         ---------  ---------
PROPERTY, PLANT AND EQUIPMENT:
 Land                                                        5,485      4,763
 Buildings                                                  73,277     73,257
 Machinery, equipment and construction in process          427,404    421,159
                                                         ---------  ---------
                                                           506,166    499,179
 Less--Accumulated depreciation and amortization          (181,869)  (188,543)
                                                         ---------  ---------
        Total property, plant and equipment                324,297    310,636
                                                         ---------  ---------
MACHINERY REPAIR PARTS                                       6,396      5,878
INTANGIBLES                                                 59,578     59,067
OTHER ASSETS                                                12,814     16,409
                                                         ---------  ---------
        Total assets                                     $ 633,704  $ 629,168
                                                         =========  =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt                    $   9,635 $   9,205
 Cash overdrafts                                             7,800     4,957
 Accounts payable                                           50,686    53,598
 Accrued payrolls and benefits                              24,358    23,801
 Accrued insurance                                           6,607     8,450
 Restructuring reserves                                     31,645    23,814
 Other current liabilities                                  19,117    28,093
                                                         --------- ---------
        Total current liabilities                          149,848   151,918
                                                         --------- ---------
SENIOR DEBT                                                 91,506    79,099
SUBORDINATED DEBT                                          275,000   275,000
                                                         --------- ---------
        Total long-term debt                               366,506   354,099
                                                         --------- ---------
OTHER LONG-TERM LIABILITIES:
Postretirement benefits                                     27,387    27,852
Deferred income taxes                                       17,973    19,228
Other long-term liabilities                                  9,677    10,371
                                                         --------- ---------
        Total other long-term liabilities                   55,037    57,451
                                                         --------- ---------

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 10,000,000 shares
  authorized, none issued or outstanding                        --        --
 Common stock, $.01 par value; 50,000,000 shares
  authorized, 13,097,855 and 13,132,826 shares
  issued in 1997 and 1998, respectively                        131       131
 Paid-in capital                                           108,003   108,074
 Unearned restricted stock                                  (2,558)   (2,258)
 Treasury common stock, at cost; 44,159 and 8,955
  shares in 1997 and 1998, respectively                       (714)     (115)
 Currency translation adjustment                            (2,193)   (2,858)
 Retained deficit                                          (40,356)  (37,274)
                                                         --------- ---------
        Total stockholders' equity                          62,313    65,700
                                                         --------- ---------
        Total liabilities and stockholders' equity       $ 633,704 $ 629,168
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

                      U.S.CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                      QUARTERLY PERIOD ENDED
                                                                 ---------------------------------
                                                                     APRIL 6,          APRIL 5,
                                                                       1997              1998
                                                                 -------------      --------------
NET SALES                                                        $   204,175        $   192,363
COST OF SALES                                                        178,772            169,193
                                                                 -------------      --------------
  Gross income                                                        25,403             23,170
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           8,827              8,215
                                                                 -------------      --------------
  Operating income                                                    16,576             14,955
INTEREST EXPENSE ON BORROWINGS                                         9,255              8,736
AMORTIZATION OF DEFERRED FINANCING COSTS                                 439                380
OTHER EXPENSES                                                           510                439
                                                                 -------------      --------------
  Income before income taxes                                           6,372              5,400
PROVISION FOR INCOME TAXES                                             2,518              2,318
                                                                 -------------      --------------
  Income from continuing operations                                    3,854              3,082
DISCONTINUED OPERATIONS, net of income taxes                             484                  -
                                                                 -------------      --------------
NET INCOME                                                             4,338              3,082
OTHER COMPONENTS OF COMPREHENSIVE INCOME (LOSS)                       (4,712)              (665)
                                                                 -------------      --------------
  Comprehensive income (loss)                                    $      (374)       $     2,417
                                                                 =============      ==============



PER SHARE DATA:
  Basic:
   Income from continuing operations                             $      0.30        $      0.23
   Discontinued operations                                              0.03                  -
                                                                 -------------      --------------
    Net income                                                   $      0.33        $      0.23
                                                                 =============      ==============


    Weighted average shares outstanding (000's)                       12,995             13,144
  Diluted:
   Income from continuing operations                             $      0.29        $      0.23
   Discontinued operations                                              0.04                  -
                                                                 -------------      --------------
    Net income                                                   $      0.33        $      0.23
                                                                 =============      ==============

    Weighted average shares outstanding (000's)                       13,155             13,257

           The accompanying Notes to Condensed Consolidated Financial
              Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                 QUARTERLY PERIOD ENDED
                                                               --------------------------
                                                               APRIL 6,          APRIL 5,
                                                                 1997              1998
                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $  4,338          $  3,082
 Adjustments to reconcile net income to net cash
  provided by operating activities--
     Depreciation and amortization                               11,281            10,149
     Deferred income taxes                                          619               441
 Change in operating assets and liabilities, net
  of effect of acquired businesses--
     Accounts receivable                                         (9,314)          (13,940)
     Inventories                                                  4,150             1,201
     Accounts payable                                            (6,148)            2,839
     Accrued payrolls and benefits, insurance and other           7,275            11,256
     post-retirement benefits                                       200               465
     Other, net                                                  (2,125)            4,782
                                                               --------          --------
      Net cash provided by operating activities                  10,276            20,275
                                                               --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                           (14,273)           (3,828)
 Acquisition of businesses, net of cash acquired                (10,364)           (1,150)
 Change in restricted cash                                          469                29
 Machinery repair parts usage, net                                   83               525
                                                               --------          --------
  Net cash used in investing activities                         (24,085)           (4,424)
                                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock and exercise of stock options              --                72
 Net borrowings under the revolving line of credit and
  changes in cash overdrafts                                     20,773           (12,757)
 Borrowings of other long-term debt, including capital
  lease obligations                                                  14                --
 Payments of other long-term debt, including capital
  lease obligations                                              (8,677)           (2,871)
 Payments of debt refinancing costs                                (525)              (82)
 Purchase of treasury stock, net                                   (526)             (117)
                                                               --------          --------
   Net cash provided by (used in) financing activities           11,059           (15,755)
                                                               --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (3,143)           (1,332)
                                                               --------          --------
DECREASE IN CASH AND CASH EQUIVALENTS                            (5,893)           (1,236)
CASH AND CASH EQUIVALENTS, beginning of period                    7,966             6,773
                                                               --------          --------
CASH AND CASH EQUIVALENTS, end of period                       $  2,073          $  5,537
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

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's Amendment No. 2 to Annual Report on Form 10-K/A-2 for the year ended December 31, 1997.

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

     In the fourth quarter of 1997, the Company, at the direction of its Board of Directors, employed the assistance of external business consultants to review operations and explore other avenues for enhancing shareholder value. As a result of this review, the Company established another pre-tax restructuring provision of $10.8 million, primarily to include further personnel reductions and the reduction of asset value associated with equipment used in the businesses the Company has exited or is in the process of exiting.

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

     The third and fourth quarter restructuring provisions included a $41.7 million for the non-cash write-off of assets related to the facilities to be closed or sold, $13.2 million for severance and related termination benefits for approximately 115 salaried and 370 hourly employees, and $5.9 million for other related closure costs, such as, building restoration, equipment disassembly and future lease payments. In addition to these charges, the Company provided $2.2 million related to the carrying costs (principally contractual lease payments) related to the closed Saddle Brook, New Jersey facility. The write-off of the assets included in the charge, primarily relates to fixed assets ($32.8 million) which cannot be transferred or used in the Company's other operations and unamoritized goodwill related to the closed operations. As of April 5, 1998, approximately $15.6 million of cash costs remain, of which the majority is expected to be spent later in 1998.

     In November 1997, as part of the business and operational realignments, the Company sold its steel pail business which was conducted entirely from its North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business, up to the point of sale, were $19.2 million. Previous reporting of the metal pail business as a discontinued operation for the year ended December 31, 1997 and the quarter ended April 5, 1998 have been amended in this report so that the results of this business are included in continuing operations.

     The Company is actively seeking to sell its commercial metal services business ("Metal Services") which it began reflecting as a discontinued operation late in 1997. Metal Services includes two plants in Chicago, Illinois, one plant each in Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997 revenues from these operations were $116 million (excluding intra-Company sales which are expected to be continued by the buyer and including ongoing third-party sales from the closed Midwest Litho plant, which have been transferred to other Metal Services plants). Comparable revenue generated from these facilities in the first quarter of 1998 were $28 million. The Company anticipates that the sale of Metal Services will be completed in 1998. The Company provided for a $2.7 million after-tax loss on the sale of the Metal Services business, primarily representing the excess of recorded carrying value over the estimated aggregate net proceeds for the net assets to be sold in the dispositions. As of April 5, 1998, the net assets of Metal Services, excluding the discontinued operations reserve, included net current assets of approximately $17.5 million and net other assets of approximately $29.9 million. The Company's historical financial statements have been restated to reflect the Metal Services business as a discontinued operation.


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

     Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):


                                                DECEMBER 31,         APRIL 5,
                                                    1997               1998
                                                ------------       ------------

Raw materials                                      $ 33,746           $ 31,114
Work in process                                      42,763             43,467
Finished goods                                       28,037             28,736
Machine shop inventory                                4,912              5,014
                                                ------------       ------------
                                                   $109,458           $108,331
                                                ============       ============

(5)  DEBT OBLIGATIONS

     The primary debt obligations of the Company at December 31, 1997 and April 5, 1998 consisted of the following (000"s omitted):

                                                  DECEMBER 31,      APRIL 5,
                                                      1997            1998
                                                  ------------      --------

Senior Debt
 Revolving line of credit                             $ 32,600      $ 22,900
 Secured equipment notes                                 4,825         4,043
 Capital lease obligations                              30,050        28,546
 Secured term loan                                      24,840        24,038
 Industrial revenue bonds                                7,500         7,500
 Mortgages and other                                     1,326         1,276
                                                   -----------   -----------
                                                       101,141        88,303
Less--Current maturities                                (9,635)       (9,204)
                                                   -----------   -----------
   Total senior debt                                    91,506        79,099
Senior subordinated 10 1/8% notes                      275,000       275,000
                                                   -----------   -----------
   Total long-term debt                               $366,506      $354,099
                                                   ===========   ===========

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

     On October 17, 1996, the Corporation issued $275.0 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 in a private placement. These notes were exchanged in March 1997 for similar notes which are publicly registered. These exchange notes (the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon certain changes of control of the Corporation, the Note holders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium. Net proceeds from the issuance of the 10 1/8% Notes were $268.1 million. Approximately $158.4 million of the net proceeds were used to pay down amounts outstanding under the Company's previous credit facilities and $109.7 million of the net proceeds were used to redeem all of U.S. Can's 13 1/2% Senior Subordinated Notes due 2002 on January 15, 1997.

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

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 5, 1998
                                (000'S OMITTED)


                                                                    EUROPEAN
                                                   UNITED STATES  SUBSIDIARIES
                                       U.S. CAN     CAN COMPANY       (NON-                      U.S. CAN
                                      CORPORATION  (SUBSIDIARIES    GUARANTOR                  CORPORATION
                                       (PARENT)     GUARANTOR)    SUBSIDIARIES)  ELIMINATIONS  CONSOLIDATED
                                      -----------  -------------  -------------  ------------  ------------

CURRENT ASSETS:
 Cash and cash equivalents            $        --  $         111  $       5,426  $         --  $      5,537
 Accounts receivable                           --         64,053         24,116            --        88,169
 Inventories                                   --         89,666         18,665            --       108,331
 Prepaid expenses and other assets             --         10,573          2,170            --        12,743
 Prepaid income taxes                          --         22,398             --            --        22,398
                                      -----------  -------------  -------------  ------------  ------------
  Total current assets                         --        186,801         50,377            --       237,178
                                      -----------  -------------  -------------  ------------  ------------
NET PROPERTY, PLANT AND EQUIPMENT              --        243,980         66,656            --       310,636
INTANGIBLE ASSETS                              --         59,067             --            --        59,067
OTHER ASSETS                                7,140          9,254          5,893            --        22,287
INVESTMENT IN SUBSIDIARIES                334,918         48,154             --      (383,072)           --
                                      -----------  -------------  -------------  ------------  ------------
  Total assets                        $   342,058  $     547,256  $     122,926  $   (383,072) $    629,168
                                      ===========  =============  =============  ============  ============
CURRENT LIABILITIES:
 Current maturities of
  long-term debt                      $        --  $       6,396  $       2,809  $         --  $      9,205
 Accounts payable                              --         40,451         18,104            --        58,555
 Other current liabilities                     --         73,515         10,643            --        84,158
                                      -----------  -------------  -------------  ------------  ------------
  Total current liabilities                    --        120,362         31,556            --       151,918
                                      -----------  -------------  -------------  ------------  ------------
SENIOR DEBT                                    --         50,855         28,244            --        79,099
SUBORDINATED DEBT                         275,000             --             --            --       275,000
OTHER LONG-TERM
LIABILITIES                                    --         52,266          5,185            --        57,451
INTERCOMPANY ADVANCES                       1,358        (11,145)         9,787            --            --
STOCKHOLDERS' EQUITY                       65,700        334,918         48,154      (383,072)       65,700
                                      -----------  -------------  -------------  ------------  ------------
  Total liabilities and
   stockholders' equity               $   342,058  $     547,256  $     122,926  $   (383,072) $    629,168
                                      ===========  =============  =============  ============  ============

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997

                                                       UNITED STATES    USC EUROPE
                                           U.S. CAN     CAN COMPANY        (NON-                       U.S. CAN
                                          CORPORATION  (SUBSIDIARIES     GUARANTOR                   CORPORATION
                                           (PARENT)     GUARANTOR)     SUBSIDIARIES)   ELIMINATIONS  CONSOLIDATED
                                          -----------  -------------  ---------------  ------------  ------------
                                                                      (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents               $        --  $         415     $      6,358  $         --  $      6,773
  Accounts receivable                              --         53,559           20,578            --        74,137
  Inventories                                      --         93,028           16,430            --       109,458
  Prepaid expenses and other assets                --         13,904            3,599            --        17,503
  Prepaid income taxes                             --         22,748               --            --        22,748
                                          -----------  -------------     ------------  ------------  ------------
    Total current assets                           --        183,654           46,965            --       230,619
                                          -----------  -------------     ------------  ------------  ------------
NET PROPERTY, PLANT AND EQUIPMENT                  --        256,464           67,833            --       324,297
INTANGIBLE ASSETS                                  --         59,578               --            --        59,578
OTHER ASSETS                                    7,347         10,240            1,623            --        19,210
INVESTMENT IN SUBSIDIARIES                    335,962         48,646               --      (384,608)           --
                                          -----------  -------------     ------------  ------------  ------------
    Total assets                          $   343,309  $     558,582     $    116,421  $   (384,608) $    633,704
                                          ===========  =============     ============  ============  ============
CURRENT LIABILITIES:
  Current maturities of long-
   term debt                              $        --  $       6,817     $      2,818  $         --  $      9,635
  Accounts payable                                 --         42,155           16,331            --        58,486
  Other current liabilities                        --         73,480            8,247            --        81,727
                                          -----------  -------------     ------------  ------------  ------------
    Total current liabilities                      --        122,452           27,396            --       149,848
                                          -----------  -------------     ------------  ------------  ------------
SENIOR DEBT                                        --         61,850           29,656            --        91,506
SUBORDINATED DEBT                             275,000             --               --            --       275,000
OTHER LONG-TERM LIABILITIES                        --         52,031            3,006            --        55,037
INTERCOMPANY ADVANCES                           5,996        (13,713)           7,717            --            --
STOCKHOLDERS' EQUITY                           62,313        335,962           48,646      (384,608)       62,313
                                          -----------  -------------     ------------  ------------  ------------
    Total liabilities and equity          $   343,309  $     558,582     $    116,421  $   (384,608) $    633,704
                                          ===========  =============     ============  ============  ============

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998

                                                               EUROPEAN
                                             UNITED STATES   SUBSIDIARIES
                                 U.S. CAN     CAN COMPANY        (NON-                       U.S. CAN
                                CORPORATION  (SUBSIDIARIES     GUARANTOR                   CORPORATION
                                 (PARENT)     GUARANTOR)     SUBSIDIARIES)   ELIMINATIONS  CONSOLIDATED
                                -----------  -------------  ---------------  ------------  ------------
                                                            (000'S OMITTED)

NET SALES                         $      --    $   162,401       $   29,962    $       --    $  192,363
COST OF SALES                            --        142,137           27,056            --       169,193
                                  ---------    -----------       ----------    ----------    ----------
 Gross Income                            --         20,264            2,906            --        23,170
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                 --          7,104            1,111            --         8,215
                                  ---------    -----------       ----------    ----------    ----------
 Operating Income                        --         13,160            1,795            --        14,955
INTEREST EXPENSE ON BORROWINGS           --          8,041              695            --         8,736
AMORTIZATION OF DEFERRED
 FINANCING COSTS                         --            380               --            --           380
OTHER EXPENSES                           --            439               --            --           439
EQUITY EARNINGS (LOSS) FROM
 SUBSIDIARY                           3,082            618               --        (3,700)           --
PROVISION FOR INCOME TAXES               --          1,836              482            --         2,318
                                  ---------    -----------       ----------    ----------    ----------
NET INCOME                        $   3,082    $     3,082       $      618    $   (3,700)   $    3,082
                                  =========    ===========       ==========    ==========    ==========

               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1997


                                                                UNITED STATES      USC EUROPE
                                                  U.S.CAN        CAN COMPANY          (NON-                              U.S. CAN
                                                CORPORATION     (SUBSIDIARY        GUARANTOR                           CORPORATION
                                                 (PARENT)        GUARANTOR)       SUBSIDIARIES)      ELIMINATIONS      CONSOLIDATED
                                               -------------   --------------   ----------------   ---------------    --------------

NET SALES                                       $        -     $                $    27,349        $          -       $
                                                                   176,826                                                  204,175
COST OF SALES                                            -         154,137           24,635                   -             178,772
                                               -------------   --------------   ----------------   ---------------    --------------
  Gross income                                           -          22,689            2,714                   -              25,403
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             -           7,763            1,064                   -               8,827
SPECIAL CHARGES                                          -               -                -                   -                   -
                                               -------------   --------------   ----------------   ---------------    --------------
  Operating income                                       -          14,926            1,650                   -              16,576
INTEREST EXPENSE ON BORROWINGS                           -           8,878              377                   -               9,255
AMORTIZATION OF DEFERRED FINANCING COSTS                 -             439                -                   -                 439
OTHER EXPENSES                                           -             510                -                   -                 510
EQUITY EARNINGS SUBSIDIARY                           4,338             980                -              (5,318)                  -
PROVISION FOR INCOME TAXES                               -           2,225              293                   -               2,518
NET INCOME FROM DISCONTINUED OPERATIONS                  -             484                -                   -                 484
                                               -------------   --------------   ----------------   ---------------    --------------
NET INCOME (LOSS)                              $     4,338     $     4,338      $       980        $     (5,318)      $       4,338
                                               =============   ==============   ================   ===============    ==============


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED APRIL 5, 1998
                                (000'S OMITTED)


                                                                    EUROPEAN
                                                   UNITED STATES  SUBSIDIARIES
                                       U.S. CAN     CAN COMPANY       (NON-                      U.S. CAN
                                      CORPORATION  (SUBSIDIARIES    GUARANTOR                  CORPORATION
                                       (PARENT)     GUARANTOR)    SUBSIDIARIES)  ELIMINATIONS  CONSOLIDATED
                                      -----------  -------------  -------------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:                           $  --          $ 18,695       $  1,580     $  --           $ 20,275
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                     --            (2,762)        (1,066)       --             (3,828)
 Acquisition of businesses, net
  of cash                                 --              --           (1,150)       --             (1,150)
 Changes in restricted cash               --                29           --          --                 29
 Machinery repair parts usage, net        --               189            336        --                525
                                       -------        --------       --------     -------         --------
  Net cash used in investing
   activities                             --            (2,544)        (1,880)       --             (4,424)
                                       -------        --------       --------     -------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Change in intercompany advances           --            (2,070)         2,070        --               --
 Issuance of common stock and
  exercise of stock options               --                72           --          --                 72
 Net borrowings under the
  revolving lines of credit and
  changes in cash overdrafts              --           (12,543)          (214)       --            (12,757)
 Borrowings of other long-term
  debt, including capital lease
  obligations                             --              --             --          --               --
 Payments of other long-term debt,
  including capital lease
  obligations                             --            (1,715)        (1,156)       --             (2,871)
 Payments of debt refinancing costs       --               (82)          --          --                (82)
 Purchase of treasury stock, net          --              (117)          --          --               (117)
                                       -------        --------       --------     -------         --------
  Net cash provided by (used in)
   financing activities                   --           (16,455)           700        --            (15,755)
                                       -------        --------       --------     -------         --------
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                  --              --           (1,332)       --             (1,332)
                                       -------        --------       --------     -------         --------
DECREASE IN CASH AND CASH
 EQUIVALENTS                              --              (304)          (932)       --             (1,236)
CASH AND CASH EQUIVALENTS, beginning
 of period                                --               415          6,358        --              6,773
                                       -------        --------       --------     -------         --------
CASH AND CASH EQUIVALENTS, end
 of period                             $  --          $    111       $  5,426     $  --           $  5,537
                                       =======        ========       ========     =======         ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1997

                                 (000'S OMITTED)


                                                                              EUROPEAN
                                                            UNITED STATES   SUBSIDIARIES
                                               U.S. CAN      CAN COMPANY        (NON-                         U.S. CAN
                                              CORPORATION   (SUBSIDIARIES     GUARANTOR                      CORPORATION
                                               (PARENT)      GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                              -----------    ----------     -------------    ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES                                       $  --       $ 10,313          $   (37)          $  --       $ 10,276
                                                   -----       --------          -------           -----       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures                                --        (10,720)          (3,553)             --        (14,273)
  Acquisition of businesses,
    net of cash                                       --        (10,364)              --              --        (10,364)
  Changes in restricted cash                          --            469               --              --            469
  Investment in subsidiaries                         587             --               --            (587)            --
  Machinery repair parts usage,
    net                                               --             96              (13)             --             83
                                                   -----       --------          -------           -----       --------
    Net cash used in investing
      activities                                     587        (20,519)          (3,566)           (587)       (24,085)
                                                   -----       --------          -------           -----       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Change in intercompany advances                       --         (1,487)           1,487              --             --
  Net borrowings under the revolving
    line of credit and changes in
    cash overdrafts                                   --         20,773               --              --         20,773
  Borrowings of other long-term
    debt, including capital lease
    obligations                                       --             14               --              --             14
  Payments of other long-term debt,
    including capital lease
    obligations                                       --         (8,073)            (604)             --         (8,677)
  Payments of debt refinancing costs                 (61)          (464)              --              --           (525)
  Capital contribution from parent                    --           (587)              --             587             --
  Purchase of treasury stock, net                   (526)            --               --              --           (526)
                                                   -----       --------          -------           -----       --------
    Net cash from financing
      activities                                    (587)        10,176              883             587         11,059
                                                   -----       --------          -------           -----       --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                             --             --           (3,143)             --         (3,143)
                                                   -----       --------          -------           -----       --------
INCREASE IN CASH AND CASH
  EQUIVALENTS                                         --            (30)          (5,863)             --         (5,893)
CASH AND CASH EQUIVALENTS,
  beginning of period                                 --            628            7,338              --          7,966
                                                   -----       --------          -------           -----       --------
CASH AND CASH EQUIVALENTS,
  end of period                                    $  --       $    598          $ 1,475           $  --       $  2,073
                                                   =====       ========          =======           =====       ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Corporation's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

RESULTS OF OPERATIONS

     In November 1997, as part of certain business and operational realignments, the Company sold its steel pail business which was conducted entirely from a North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business up to the point of sale were $19.2 million. In addition, as of May 1998, the Company continued to actively work towards the sale of its commercial Metal Services business, which it began reflecting as a discontinued operation late in 1997. Metal Services includes two plants in Chicago, Illinois, one plant each in Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997 revenues from these operations were $116 million (excluding intra-Company sales which are expected to be continued by the buyer and including ongoing third-party sales from the closed Midwest Litho plant, which have been transferred to other Metal Services plants). Comparable revenue generated from these facilities in the first quarter of 1998 were $28 million. The Company's historical financial statements have been restated to reflect the Metal Services business as a discontinued operation. The following comparisons incorporate these restatements.

QUARTER ENDED APRIL 5, 1998, AS COMPARED TO QUARTER ENDED APRIL 6, 1997

 Net Sales

     Net sales for the quarterly period ended April 5, 1998, totaled $192.4 million, a 5.8% decrease versus the corresponding period in 1997. This decrease was caused principally by the third quarter 1997 loss of a major domestic aerosol customer (accounting for a 4.0% decrease in period-to-period consolidated sales), partially offset by an increase in European sales for first quarter 1998 versus first quarter 1997 (accounting for a 1.3% increase in period-to-period consolidated sales). The European sales increase is primarily due to stronger activity in the Schwedt, Germany and Voghera, Italy operations versus the first quarter of last year. The sale of the metal pail business accounted for a 2.9% decrease in consolidated sales.

 Gross Income

     Gross income of $23.2 million for the first quarter of 1998 was down $2.2 million, or 8.8%, versus the first quarter of 1997. Gross margin decreased to 12% of net sales for the period from 12.4% in the comparable period last year. The primary factors influencing the decline were reduced aerosol volume in the U.S. and, to a lesser extent, costs related to the Welsh start-up operation. Management expects these factors to diminish over time as the Wales operation advances beyond the qualification process with its principal customer and the operating benefits of the late 1997 restructuring program are fully realized.

 Operating Income

     Operating income in the first quarter of 1998 was $15.0 million, versus $16.6 million in the first quarter of 1997. Lower gross margins in 1998 and decreased net sales negatively impacted operating income. Selling, general, and administrative expenses were down 6.9% or $0.6 million in the first quarter of 1998 as compared to the same period one year ago, due largely to overhead reductions made as part of the restructuring actions taken in late 1997.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Inapplicable.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


                                                                  INCORPORATION
EXHIBIT                                                           BY REFERENCE
NUMBER                  DESCRIPTION OF DOCUMENT                  (IF APPLICABLE)
-------                 -----------------------                  ---------------

3.1      Restated Certificate of Incorporation of U.S. Can
         Corporation                                                   *4.3

3.2      By-Laws of U.S. Can Corporation                               &4.1

10.1     Employment Agreement Between U.S. Can Corporation and
         Paul W. Jones dated as of April 1, 1998

27.1     Financial Data Schedule (EDGAR version only)


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

                                       U.S. CAN CORPORATION




 Date: January 14, 1999                By: /s/  JOHN L. WORKMAN
                                          -----------------------------------
                                           John L. Workman
                                           Executive Vice President and Chief
                                           Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.


Date: January 14, 1999                     /s/  JOHN L. WORKMAN
                                          -----------------------------------
                                           John L. Workman
                                           Executive Vice President and Chief
                                           Financial Officer