Form 10-Q/A
period 1998-07-31
US CAN CORP
filed 1999-01-15
CIK 895726

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

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          U.S. Can Corporation and Subsidiaries Condensed Consolidated
          Balance Sheets as of December 31, 1997 and July 5, 1998            3

          U.S. Can Corporation and Subsidiaries Condensed Consolidated
          Statements of Operations and Comprehensive Income for the
          Quarterly and Six-Month Periods Ended July 6, 1997 and
          July 5, 1998                                                       4

          U.S. Can Corporation and Subsidiaries Condensed Consolidated
          Statements of Cash Flows for the Quarterly Periods Ended
          July 6, 1997 and July 5, 1998                                      5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        19

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               20

Item 5.   Other Information                                                 20

Item 6.   Exhibits and Reports on Form 8-K                                  20


                      U.S. CAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                     DECEMBER 31,      JULY 5,
                                                        1997            1998
                                                        ----            ----
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $   6,773        $   4,731
  Accounts receivable, less allowances of $15,134
    and $15,435 in 1997 and 1998, respectively          74,137           94,003
  Inventories                                          109,458          110,138
  Prepaid expenses and other current assets             17,503           11,807
  Prepaid income taxes                                  22,748           22,398
                                                     ---------        ---------
      Total current assets                             230,619          243,077
                                                     ---------        ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                   5,485            6,324
  Buildings                                             73,277           73,859
  Machinery, equipment and construction in process     427,404          421,708
                                                     ---------        ---------
                                                       506,166          501,891
  Less -- Accumulated depreciation and amortization   (181,869)        (196,411)
                                                     ---------        ---------
      Total property, plant and equipment              324,297          305,480
                                                     ---------        ---------
MACHINERY REPAIR PARTS                                   6,396            5,923
INTANGIBLES                                             59,578           58,646
OTHER ASSETS                                            12,814           17,618
                                                     ---------        ---------
      Total assets                                   $ 633,704        $ 630,744
                                                     =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt               $   9,635        $   7,805
  Cash overdrafts                                        7,800            7,854
  Accounts payable                                      50,686           56,309
  Accrued payrolls and benefits                         24,358           25,415
  Accrued insurance                                      6,607            8,998
  Restructuring reserves                                31,645           22,622
  Other current liabilities                             19,117           24,405
                                                     ---------        ---------
      Total current liabilities                        149,848          153,408
                                                     ---------        ---------
SENIOR DEBT                                             91,506           73,990
SUBORDINATED DEBT                                      275,000          275,000
                                                     ---------        ---------
      Total long-term debt                             366,506          348,990
                                                     ---------        ---------
OTHER LONG-TERM LIABILITIES:
  Postretirement benefits                               27,387           28,219
  Deferred income taxes                                 17,973           19,882
  Other long-term liabilities                            9,677           10,160
                                                     ---------        ---------
      Total other long-term liabilities                 55,037           58,261
                                                     ---------        ---------
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000
    shares authorized, none issued or outstanding           --               --
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 13,097,855 and 13,231,187 shares
    issued in 1997 and 1998, respectively                  131              132
  Paid-in capital                                      108,003          108,905
  Unearned restricted stock                             (2,558)          (1,820)
  Treasury common stock, at cost; 44,159 and 71,427
    shares in 1997 and 1998, respectively                 (714)          (1,123)
  Currency translation adjustment                       (2,193)          (2,542)
  Retained deficit                                     (40,356)         (33,467)
                                                     ---------        ---------
    Total stockholders' equity                          62,313           70,085
                                                     ---------        ---------
      Total liabilities and stockholders' equity     $ 633,704        $ 630,744
                                                     =========        =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      U.S.CAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)



                                                           QUARTERLY PERIOD ENDED      SIX MONTH PERIOD ENDED
                                                           ----------------------      ----------------------
                                                             JULY 6,     JULY 5,        JULY 6,       JULY 5,
                                                               1997       1998            1997         1998
                                                           ----------------------      --------      --------
NET SALES                                                   $196,088     $183,473       400,263      $375,836
COST OF SALES                                                173,784      160,009       352,556       329,202
                                                            --------     --------      --------      --------
     Gross income                                             22,304       23,464        47,707        46,634
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   8,285        8,274        17,112        16,489
                                                            --------     --------      --------      --------
     Operating income                                         14,019       15,190        30,595        30,145
INTEREST EXPENSE ON BORROWINGS                                 9,187        8,404        18,442        17,140
AMORTIZATION OF DEFERRED FINANCING COSTS                         455          384           894           764
OTHER EXPENSES                                                   542          428         1,052           867
                                                            --------     --------      --------      --------
Income from continuing operations before income taxes          3,835        5,974        10,207        11,374
PROVISION FOR INCOME TAXES                                     1,469        2,169         3,987         4,487
                                                            --------     --------      --------      --------
Income from continuing operations                              2,366        3,805         6,220         6,887
NET INCOME FROM DISCONTINUED OPERATIONS                          405            -           889             -
                                                            --------     --------      --------      --------
NET INCOME                                                     2,771        3,805         7,109         6,887
OTHER COMPONENTS OF COMPREHENSIVE INCOME
  (LOSS)                                                         550          316        (4,162)         (349)
                                                            ========     ========      ========      ========
    Comprehensive income                                    $  3,321     $  4,121      $  2,947      $  6,538
                                                            ========     ========      ========      ========

PER SHARE DATA:
     Basic:
       Income from continuing operations                    $   0.18     $   0.29      $   0.48      $   0.52
       Discontinued operations                                  0.03            -          0.07             -
                                                            ========     ========      ========      ========
          Net income                                        $   0.21     $   0.29      $   0.55      $   0.52
                                                            ========     ========      ========      ========

          Weighted average shares outstanding (000's)         13,034       13,262        13,014        13,212
    Diluted:
       Income from continuing operations                    $   0.18     $   0.28      $   0.47      $   0.52
       Discontinued operations                                  0.03            -          0.07             -
                                                            ========     ========      ========      ========
          Net income                                        $   0.21     $   0.28      $   0.54      $   0.52
                                                            ========     ========      ========      ========

          Weighted average shares outstanding (000's)         13,163       13,401        13,159        13,324



The accompanying Notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                            SIX MONTHS ENDED
                                                         ---------------------
                                                          JULY 6,      JULY 5,
                                                           1997         1998
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  7,109     $  6,887
  Adjustments to reconcile net income to net cash
    provided by operating activities --
    Depreciation and amortization                          22,309       19,742
    Deferred income taxes                                   1,043        1,719
  Change in operating assets and liabilities, net
    of effect of acquired businesses --
    Accounts receivable                                   (16,063)     (18,503)
    Inventories                                             5,413         (802)
    Accounts payable                                       (5,021)       5,623
    Accrued payrolls and benefits, insurance and other      3,695        6,654
    Postretirement benefits                                   546          832
    Other, net                                             (1,502)       6,394
                                                         --------     --------
      Net cash provided by operating activities            17,529       28,546
                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (30,896)      (8,379)
  Acquisition of businesses, net of cash acquired         (12,476)          --
  Change in restricted cash                                 1,283           29
  Machinery repair parts usage (purchases), net               (89)         473
                                                         --------     --------
    Net cash used in investing activities                 (42,178)      (7,877)
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of
    stock options                                             108          724
  Net borrowings (payments) under the revolving
    line of credit and changes in cash overdrafts          19,964      (12,276)
  Borrowings of other long-term debt, including
    capital lease obligations                              18,006           --
  Payments of other long-term debt, including
    capital lease obligations                             (10,762)      (9,312)
  Payments of debt refinancing costs                       (1,247)         (98)
  Purchase of treasury stock, net                            (634)      (1,125)
                                                         --------     --------
    Net cash provided by (used in) financing
      activities                                           25,435      (22,087)
                                                         --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (2,593)        (624)
                                                         --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS                      (1,807)      (2,042)
CASH AND CASH EQUIVALENTS, beginning of period              7,966        6,773
                                                         --------     --------
CASH AND CASH EQUIVALENTS, end of period                 $  6,159     $  4,731
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

         The third and fourth quarter restructuring provisions included a $41.7 million for the non-cash write-off of assets related to the facilities to be closed or sold, $13.2 million for severance and related termination benefits for approximately 115 salaried and 370 hourly employees, and $5.9 million for other related closure costs, such as, building restoration, equipment disassembly and future lease payments. In addition to these charges, the Company provided $2.2 million related to the carrying costs (principally contractual lease payments) related to the closed Saddle Brook, New Jersey facility. The write-off of the assets included in the charge, primarily relates to fixed assets ($32.8 million) which cannot be transferred or used in the Company's other operations and unamoritized goodwill related to the closed operations. As of July 5, 1998, approximately $14.9 million of cash costs remain, of which the majority is expected to be spent later in 1998.

         In November 1997, as part of the business and operational realignments, the Company sold its steel pail business which was conducted entirely from its North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business, up to the point of sale, were $19.2 million. Previous reporting of the metal pail business as a discontinued operation for the year ended December 31, 1997 and the quarter ended July 5, 1998 have been amended in this report so that the results of this business are included in continuing operations.

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

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                               DECEMBER 31,            JULY 5,
                                                   1997                 1998
                                                   ----                 ----
         Raw materials                           $ 33,746             $ 33,335
         Work in process                           42,763               46,380
         Finished goods                            28,037               25,744
         Machine shop inventory                     4,912                4,679
                                                 --------             --------
                                                 $109,458             $110,138
                                                 ========             ========

(5)  DEBT OBLIGATIONS

         The primary debt obligations of the Company at December 31, 1997 and July 5, 1998 consisted of the following (000's omitted):

                                               DECEMBER 31,            JULY 5,
                                                   1997                 1998
                                                   ----                 ----
         Senior Debt --
           Revolving line of credit              $ 32,600             $ 20,400
           Secured equipment notes                  4,825                1,710
           Capital lease obligations               30,050               27,131
           Secured term loan                       24,840               23,849
           Industrial revenue bonds                 7,500                7,500
           Mortgages and other                      1,326                1,205
                                                 --------             --------
                                                  101,141               81,795
         Less -- Current maturities                (9,635)              (7,805)
                                                 --------             --------
               Total senior debt                   91,506               73,990
         Senior subordinated 10 1/8% notes        275,000              275,000
                                                 --------             --------
               Total long-term debt              $366,506             $348,990
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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1997

                                                           UNITED STATES     EUROPEAN
                                            U.S. CAN        CAN COMPANY    SUBSIDIARIES                       U.S. CAN
                                           CORPORATION      (SUBSIDIARY   (NON-GUARANTOR                     CORPORATION
                                            (PARENT)        GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS    CONSOLIDATED
                                            --------        ----------     -------------    ------------    ------------
                                                                          (000'S OMITTED)
CURRENT ASSETS:
  Cash and cash equivalents                  $     --         $    415        $  6,358       $      --         $  6,773
  Accounts receivable                              --           53,559          20,578              --           74,137
  Inventories                                      --           93,028          16,430              --          109,458
  Prepaid expenses and other assets                --           13,904           3,599              --           17,503
  Prepaid income taxes                             --           22,748              --              --           22,748
                                             --------         --------        --------       ---------         --------
      Total current assets                         --          183,654          46,965              --          230,619
                                             --------         --------        --------       ---------         --------
NET PROPERTY, PLANT AND EQUIPMENT                  --          256,464          67,833              --          324,297
INTANGIBLE ASSETS                                  --           59,578              --              --           59,578
OTHER ASSETS                                    7,347           10,240           1,623              --           19,210
INVESTMENT IN SUBSIDIARIES                    335,962           48,646              --        (384,608)              --
                                             --------         --------        --------       ---------         --------
      Total assets                           $343,309         $558,582        $116,421       $(384,608)        $633,704
                                             ========         ========        ========       =========         ========
CURRENT LIABILITIES:
  Current maturities of long-
    term debt                                $     --         $  6,817        $  2,818       $      --         $  9,635
  Accounts payable                                 --           42,155          16,331              --           58,486
  Other current liabilities                        --           73,480           8,247              --           81,727
                                             --------         --------        --------       ---------         --------
      Total current liabilities                    --          122,452          27,396              --          149,848
                                             --------         --------        --------       ---------         --------
SENIOR DEBT                                        --           61,850          29,656              --           91,506
SUBORDINATED DEBT                             275,000               --              --              --          275,000
OTHER LONG-TERM LIABILITIES                        --           52,031           3,006              --           55,037
INTERCOMPANY ADVANCES                           5,996          (13,713)          7,717              --               --
STOCKHOLDERS' EQUITY                           62,313          335,962          48,646        (384,608)          62,313
                                             --------         --------        --------       ---------         --------
      Total liabilities and
        equity                               $343,309         $558,582        $116,421       $(384,608)        $633,704
                                             ========         ========        ========       =========         ========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 5, 1998
                                 (000'S OMITTED)

                                                           UNITED STATES     EUROPEAN
                                            U.S. CAN        CAN COMPANY    SUBSIDIARIES                       U.S. CAN
                                           CORPORATION      (SUBSIDIARY   (NON-GUARANTOR                     CORPORATION
                                            (PARENT)        GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS    CONSOLIDATED
                                            --------        ----------     -------------    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                 $     --         $    129         $  4,602       $      --         $  4,731
  Accounts receivable                             --           66,340           27,663              --           94,003
  Inventories                                     --           90,967           19,171              --          110,138
  Prepaid expenses and other assets               --            9,748            2,059              --           11,807
  Prepaid income taxes                            --           22,398               --              --           22,398
                                            --------         --------         --------       ---------         --------
      Total current assets                        --          189,582           53,495              --          243,077
                                            --------         --------         --------       ---------         --------
NET PROPERTY, PLANT AND EQUIPMENT                 --          237,120           68,360              --          305,480
INTANGIBLE ASSETS                                 --           58,646               --              --           58,646
OTHER ASSETS                                   6,931           10,456            6,154              --           23,541
INVESTMENT IN SUBSIDIARIES                   339,041           51,775               --        (390,816)              --
                                            --------         --------         --------       ---------         --------
      Total assets                          $345,972         $547,579         $128,009       $(390,816)        $630,744
                                            ========         ========         ========       =========         ========
CURRENT LIABILITIES:
  Current maturities of long-
    term debt                               $     --         $  5,116         $  2,689       $      --         $  7,805
  Accounts payable                                --           44,510           19,653              --           64,163
  Other current liabilities                       --           70,454           10,986              --           81,440
                                            --------         --------         --------       ---------         --------
      Total current liabilities                   --          120,080           33,328              --          153,408
                                            --------         --------         --------       ---------         --------
SENIOR DEBT                                                    46,037           27,953              --           73,990
SUBORDINATED DEBT                            275,000               --               --              --          275,000
OTHER LONG-TERM LIABILITIES                       --           53,020            5,241              --           58,261
INTERCOMPANY ADVANCES                            887          (10,599)           9,712              --               --
STOCKHOLDERS' EQUITY                          70,085          339,041           51,775        (390,816)          70,085
                                            --------         --------         --------       ---------         --------
      Total liabilities and
        stockholders' equity                $345,972         $547,579         $128,009       $(390,816)        $630,744
                                            ========         ========         ========       =========         ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JULY 6, 1997

                                                             UNITED STATES    USC EUROPE
                                                 U.S.CAN      CAN COMPANY       (NON-                        U.S. CAN
                                               CORPORATION    (SUBSIDIARY     GUARANTOR                     CORPORATION
                                                (PARENT)       GUARANTOR     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -----------   -------------  -------------   ------------   -------------

NET SALES                                      $         -   $     346,488  $      53,775   $          -   $     400,263
COST OF SALES                                            -         303,593         48,963              -         352,556
                                               -----------   -------------  -------------   ------------   -------------
     Gross income                                        -          42,895          4,812              -          47,707
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             -          15,021          2,091              -          17,112
SPECIAL CHARGES                                          -               -              -              -               -
                                               -----------   -------------  -------------   ------------   -------------
     Operating income                                    -          27,874          2,721              -          30,595
INTEREST EXPENSE ON BORROWINGS                           -          17,689            753              -          18,442
AMORTIZATION OF DEFERRED FINANCING COSTS                 -             894              -              -             894
OTHER EXPENSES                                           -           1,052              -              -           1,052
EQUITY EARNINGS SUBSIDIARY                           7,109           1,676              -         (8,785)              -
PROVISION FOR INCOME TAXES                               -           3,695            292              -           3,987
NET INCOME FROM DISCONTINUED OPERATIONS                  -             889                             -             889
                                               ===========   =============  =============   ============   =============
NET INCOME (LOSS)                              $     7,109   $       7,109  $       1,676   $     (8,785)  $       7,109
                                               ===========   =============  =============   ============   =============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JULY 5, 1998

                                                           UNITED STATES     EUROPEAN
                                            U.S. CAN        CAN COMPANY    SUBSIDIARIES                       U.S. CAN
                                           CORPORATION      (SUBSIDIARY   (NON-GUARANTOR                     CORPORATION
                                            (PARENT)        GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS    CONSOLIDATED
                                            --------        ----------     -------------    ------------    ------------
                                                                          (000'S OMITTED)

NET SALES                                    $   --         $315,305          $60,531         $    --         $375,836
COST OF SALES                                    --          275,121           54,081              --          329,202
                                             ------         --------          -------         -------         --------
  Gross Income                                   --           40,184            6,450              --           46,634
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                          --           14,197            2,292              --           16,489
                                             ------         --------          -------         -------         --------
  Operating Income                               --           25,987            4,158              --           30,145
INTEREST EXPENSE ON BORROWINGS                   --           15,833            1,307              --           17,140
AMORTIZATION OF DEFERRED
  FINANCING COSTS                                --              764               --              --              764
OTHER EXPENSES                                   --              867               --              --              867
EQUITY EARNINGS FROM SUBSIDIARY               6,887            2,007               --          (8,894)              --
PROVISION FOR INCOME  TAXES                      --            3,643              844              --            4,487
                                             ------         --------          -------         -------         --------
NET INCOME                                   $6,887         $  6,887          $ 2,007         ($8,894)        $  6,887
                                             ======         ========          =======         =======         ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JULY 6, 1997
                                 (000'S OMITTED)

                                                           UNITED STATES     EUROPEAN
                                            U.S. CAN        CAN COMPANY    SUBSIDIARIES                       U.S. CAN
                                           CORPORATION      (SUBSIDIARY   (NON-GUARANTOR                     CORPORATION
                                            (PARENT)        GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS    CONSOLIDATED
                                            --------        ----------     -------------    ------------    ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES                                $    --          $ 15,302        $  2,227         $    --         $ 17,529
                                            -------          --------        --------         -------         --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures                           --           (24,203)         (6,693)             --          (30,896)
  Acquisition of businesses, net
    of cash                                      --           (12,476)             --              --          (12,476)
  Changes in restricted cash                     --             1,283              --              --            1,283
  Investment in subsidiaries                  1,823                --              --          (1,823)              --
  Machinery repair parts usage,
    net                                          --               (89)             --              --              (89)
                                            -------          --------        --------         -------         --------
  Net cash used in investing
    activities                                1,823           (35,485)         (6,693)         (1,823)         (42,178)
                                            -------          --------        --------         -------         --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Change in intercompany advances            (1,297)           17,557         (16,260)             --               --
  Issuance of common stock and
    exercise of stock options                   108                --              --              --              108
  Net borrowings under the
    revolving line of credit and
    changes in cash overdrafts                   --            19,964              --              --           19,964
  Borrowings of other long-term
    debt, including capital
    lease obligations                            --                31          17,975              --           18,006
  Payments of other long-term
    debt, including capital
    lease obligations                            --            (9,858)           (904)             --          (10,762)
  Payments of debt refinancing
    costs                                        --            (1,247)             --              --           (1,247)
  Capital contribution from
    parent                                       --            (1,823)             --           1,823               --
  Purchase of treasury stock, net              (634)               --              --              --             (634)
                                            -------          --------         -------         -------         --------
    Net cash provided from
      financing activities                   (1,823)           24,624             811           1,823           25,435
                                            -------          --------         -------         -------         --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                        --                --          (2,593)             --           (2,593)
                                            -------          --------         -------         -------         --------
INCREASE IN CASH AND CASH
  EQUIVALENTS                                    --             4,441          (6,248)             --           (1,807)
CASH AND CASH EQUIVALENTS,
  beginning of period                            --               628           7,338              --            7,966
                                            -------          --------         -------         -------         --------
CASH AND CASH EQUIVALENTS,
  end of period                             $    --          $  5,069         $ 1,090         $    --         $  6,159
                                            =======          ========         =======         =======         ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JULY 5, 1998
                                 (000'S OMITTED)

                                                           UNITED STATES     EUROPEAN
                                            U.S. CAN        CAN COMPANY    SUBSIDIARIES                       U.S. CAN
                                           CORPORATION      (SUBSIDIARY   (NON-GUARANTOR                     CORPORATION
                                            (PARENT)        GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS    CONSOLIDATED
                                            --------        ----------     -------------    ------------    ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:                               $    --          $ 26,429         $ 2,117         $    --         $ 28,546
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures                           --            (5,811)         (2,568)             --           (8,379)
  Acquisition of businesses,
    net of cash                                  --                --              --              --               --
  Changes in restricted cash                     --                29              --              --               29
  Machinery repair parts usage,
    net                                          --               263             210              --              473
                                            -------          --------         -------         -------         --------
    Net cash used in investing
      activities                                 --            (5,519)         (2,358)             --           (7,877)
                                            -------          --------         -------         -------         --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Change in intercompany advances               401            (3,638)          3,237              --               --
  Issuance of common stock and
    exercise of stock options                   724                --              --              --              724
  Net borrowings under the
    revolving lines of credit
    and changes in cash overdrafts               --           (12,146)           (130)             --          (12,276)
  Borrowings of other long-term
    debt, including capital lease
    obligations                                  --                --              --              --               --
  Payments of other long-term
    debt, including capital lease
    obligations                                  --            (5,314)         (3,998)             --           (9,312)
  Payments of debt refinancing
    costs                                        --               (98)             --              --              (98)
  Purchase of treasury stock, net            (1,125)               --              --              --           (1,125)
                                            -------          --------         -------        --------         --------
    Net cash provided by (used
      in) financing activities                   --           (21,196)           (891)             --          (22,087)
                                            -------          --------         -------        --------         --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                        --                --            (624)             --             (624)
                                            -------          --------         -------        --------         --------
DECREASE IN CASH AND CASH
  EQUIVALENTS                                    --              (286)         (1,756)             --           (2,042)
CASH AND CASH EQUIVALENTS,
  beginning of period                            --               415           6,358              --            6,773
                                            -------          --------         -------        --------         --------
CASH AND CASH EQUIVALENTS, end
  of period                                 $    --          $    129         $ 4,602        $     --         $  4,731
                                            =======          ========         =======        ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Corporation's Amendment No. 2 to Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

RESULTS OF OPERATIONS

         In November 1997, as part of certain business and operational realignments, the Company sold its steel pail business which was conducted entirely from its North Brunswick, New Jersey facility, for $1.4 million in cash and notes, plus the assumption of certain liabilities and future payments. 1997 revenues of the steel pail business up to the point of sale were $19.2 million. In addition, as of August 1998, the Company continued to actively work towards the sale of its commercial Metal Services business which it began reflecting as a discontinued operation late in 1997. Metal Services includes two plants in Chicago, Illinois, one plant each in Trenton, New Jersey and Brookfield, Ohio and the closed Midwest Litho plant. 1997 revenues from these operations were $116 million (excluding intra-Company sales which are expected to be continued by the buyer and including third-party sales from the closed Midwest Litho plant, which have been transferred to other Metal Services plants). Comparable revenues generated from these facilities in the second quarter and first half of 1998 were $27 million and $55 million, respectively. The Company's historical financial statements have been restated to reflect the Metal Services business as a discontinued operation. The following comparisons incorporate these restatements.

QUARTER ENDED JULY 5, 1998, AS COMPARED TO QUARTER ENDED JULY 6, 1997

  Net Sales

         Net sales for the quarterly period ended July 5, 1998, totaled $183.5 million, a 6.4% decrease versus the corresponding period in 1997. The loss of a major aerosol customer, which occurred in the third quarter of 1997, accounted for a change in excess of 4.0% in period to period consolidated sales. European sales for the second quarter of 1998 increased 15.7% versus the same period in 1997, representing a 2.2% increase in consolidated sales. The European sales increase is primarily due to stronger activity in the Schwedt, Germany and Voghera, Italy operations versus the second quarter of last year. The sale of the metal pail business accounted for a 3.2% decrease in consolidated sales.

  Gross Income

         Gross income of $23.5 million for the second quarter of 1998 is up $1.2 million, or 5.2%, versus the second quarter of 1997. Gross margin increased to 12.8% of net sales for the period from 11.4% in the comparable period of 1997. Second quarter margins reflect improved domestic aerosol demand and operating benefits resulting from the 1997 restructuring program. The Company's Wales operation continued its qualification process with its major customer in the second quarter, which had an adverse effect on gross margin. Early in the third quarter of 1998, the Wales plant successfully completed commercial qualification, which is expected to favorably impact results of this operation going forward.

  Operating Income

         Operating income in the second quarter of 1998 of $15.2 million or 8.3% of net sales, compares favorably to $14.0 million or 7.1% of net sales reported in the second quarter of 1997, as a result of improved gross margins. Selling, general and administrative expense were flat quarter to quarter with the second quarter of 1998 reflecting temporary redundancy of expense relating to timing of management changes.

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

SIX-MONTH PERIOD ENDED JULY 5, 1998 VS. SIX-MONTH PERIOD ENDED JULY 6, 1997

  Net Sales

         Net sales for the six-month period ended July 5, 1998, totaled $375.8 million, a decrease of 6.1% versus the corresponding period in 1997. The loss of a major aerosol customer, which occurred in the third quarter of 1997, accounted for 4.0% of the change in period to period consolidated sales. European sales for the first half of 1998 increased 12.6% versus the same period in 1997, representing a 2.0% increase in consolidated sales. The sale of the metal pail business accounted for a 1.6% decrease in consolidated sales.

  Gross Income

         Gross income of $46.6 million for the first half of 1998 is down $1.1 million, or 2.2%, versus the same period of 1997. Gross margin of 12.4% of net sales for the 1998 period is slightly higher than the six-month period of 1997, at 11.9%. Improved second quarter 1998 margins, resulting from improved domestic aerosol demand and the operating benefits of the 1997 restructuring program beginning to materialize, have favorably impacted six-month comparative results. Early in the third quarter of 1998, the Wales plant successfully completed commercial qualification, which is expected to favorably impact results of this operation going forward.

  Operating Income

         Operating income for the six-month period of 1998 of $30.1 million or 8.0% of net sales, is slightly below operating income of $30.6 million or 7.6% of net sales reported in the corresponding period of 1997. Stronger gross margins in the second quarter and operating benefits resulting from the 1997 restructuring program have served to improve 1998 year to date operating income comparisons to prior year, versus similar comparisons at the end of the first quarter.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant's Annual Meeting of Stockholders was held on April 24, 1998. The following persons were nominated and elected to serve as Directors of the registrant for a term of three years or until their successors have been duly elected and qualified:


                   NOMINEE                          FOR              WITHHELD
                   -------                          ---              --------
         Calvin W. Aurand, Jr.                    12,464,978            3,628
         Carl Ferenbach                           12,442,591           26,015
         Francisco A. Soler                       12,414,723           53,883

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                                                                  INCORPORATION
EXHIBIT                                                           BY REFERENCE
 NUMBER                     DESCRIPTION OF DOCUMENT              (IF APPLICABLE)
 ------                     -----------------------              ---------------
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


                                       U.S. CAN CORPORATION



Date: January 14, 1999                 By: /s/ JOHN L. WORKMAN
                                           ----------------------------------
                                           John L. Workman
                                           Executive Vice President and
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.



Date: January 14, 1999                 By: /s/ JOHN L. WORKMAN
                                           ----------------------------------
                                           John L. Workman
                                           Executive Vice President and Chief
                                           Financial Officer