Form 10-K
period 1998-12-31
US CAN CORP
filed 1999-03-31
CIK 895726

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 1-13678

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

                                 (630) 571-2500
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
---------------------------------     ------------------------------------------
 Common Stock, par value $0.01        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of February 28, 1999, the aggregate market value of the voting stock held by non-affiliates of U.S. Can Corporation was approximately $210,489,399.

As of February 28, 1999, 13,207,178 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of U.S. Can Corporation's 1999 Proxy Statement are incorporated in Part III hereof by reference.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
Item 1.     Business                                                          1
Item 2.     Properties                                                        4
Item 3.     Legal Proceedings                                                 5
Item 4.     Submission of Matters to a Vote of Security Holders               5

PART II

Item 5.     Market for Common Equity and Related
            Stockholder Matters                                               6
Item 6.     Selected Financial Data                                           6
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        12
Item 8.     Financial Statements and Supplementary Data                       13
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          39
PART III

Item 10.    Directors and Executive Officers of the Registrant                39
Item 11.    Executive Compensation                                            39
Item 12.    Security Ownership of Certain Beneficial Owners and Management    39
Item 13.    Certain Relationships and Related Transactions                    39

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  39

                    INCLUSION OF FORWARD-LOOKING INFORMATION

         CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT THAN ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED IN THIS REPORT. BY WAY OF EXAMPLE AND NOT LIMITATION, KNOWN RISKS AND UNCERTAINTIES INCLUDE TIMING OF, AND NET PROCEEDS REALIZED FROM, DIVESTITURES; THE TIMING AND COST OF PLANT CLOSURES; THE LEVEL OF COST REDUCTION ACHIEVED THROUGH RESTRUCTURING; THE SUCCESS OF NEW TECHNOLOGY; CHANGES IN MARKET CONDITIONS OR PRODUCT DEMAND; LOSS OF IMPORTANT CUSTOMERS; COMPETITION AND CURRENCEY FLUCTUATIONs. IN LIGHT OF THESE AND OTHER RISKS AND UNCERTAINTIES, THE INCLUSION OF A FORWARD-LOOKING STATEMENT IN THIS REPORT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY THAT ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS WILL BE ATTAINED.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         The Company is a leading manufacturer of steel and plastic containers for personal care products and household, automotive, paint and industrial supplies and other specialty products in the United States and Europe. The Company conducts its principal business operations in the general packaging (non-food and non-beverage) sector of the metal container industry. The Company's sales are generated by three major segments: (i) Aerosol Products:
U.S. and International; (ii) Paint, Plastic & General Line Products; and (iii) Custom & Specialty Products. For financial information about segments and geographic areas, refer to Note (12) to the Consolidated Financial Statements.

         The Company as a whole has minor seasonal variation, whereby quarterly sales and earnings tend to be slightly stronger starting early spring (second quarter) and extending through late summer (third quarter). For more information on seasonality refer to the corresponding caption in Management's Discussion and Analysis of Financial Conditions and Results of Operations.

AEROSOL

         The Company is the leader in sales of aerosol cans in the United States, accounting for more than 50% of all steel aerosol containers used in 1998. USC Europe is the second largest manufacturer of steel aerosol cans in Europe. Aerosol containers represent the Company's largest segment, accounting for approximately 66.3% of the Company's total net sales in 1998, and are used to package personal care, household, automotive, paint and various other products. The Company offers a wide range of aerosol containers in order to meet its customers' requirements, including stylized necked-in cans and barrier-pack cans used for products such as shaving gel.

         In March 1998, the Company acquired a 36.5% equity interest in Formametal S.A. ("Formametal"), an aerosol can manufacturing company located in the Province of Buenos Aires, Argentina. The Company is providing manufacturing equipment, funding and certain technical assistance to Formametal, in order to modernize and expand Formametal's manufacturing operations. For further information on the Formametal investment see Note (4) to the Consolidated Financial Statements.

PAINT, PLASTIC & GENERAL LINE

         Paint, Plastic & General Line, the Company's second largest segment, accounted for approximately 23.1% of the Company's total net sales in 1998. This product group includes round cans for paint and coatings, oblong cans for products such as turpentine and charcoal lighter, and plastic pails and other containers for industrial and consumer products. Management estimates that U.S. Can is second in market share in the United States, on a unit volume basis, in steel round and general line containers.

CUSTOM & SPECIALTY PRODUCTS

         The Company has a significant presence in the custom and specialty products market. Its product lines include a wide array of functional and decorative containers and tins, caps and closures, fitments and stampings, and collectible items such as metal trading cards and signs. Custom & Specialty products contributed net sales of approximately $75 million or 10.6% of the Company's total net sales in 1998.

RESTRUCTURING PROGRAM

         During the third quarter of 1998, the Company announced a restructuring program which included the adoption of a new national lithography strategy, the intention to divest additional non-strategic businesses and additional plant closings to further consolidate operations. During the fourth quarter of 1998, the Company divested its commercial metal services business for $31 million, subject to working capital and other adjustments. See Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note (3) to the Consolidated Financial Statements for further details.

CUSTOMERS

         As of December 31, 1998, in the United States, the Company had approximately 7,000 customers for its products, as compared to approximately 7,500 and 9,000 customers as of December 31, 1997 and 1996, respectively. The decrease in customers is related to businesses disposed of or exited. No single customer accounted for more than 10% of the Company's total net sales during any of these years.

         To the extent possible, the Company enters into one-year or multi-year supply agreements with its major customers. These agreements specify the number of containers a customer will purchase (or the mechanism for determining such number), pricing, volume discounts (if any) and, in the case of many of the Company's multi-year supply agreements, a provision permitting the Company to pass through price increases in certain raw material costs.

         U.S. Can and USC Europe markets their products primarily through a sales force comprised of inside and outside sales representatives dedicated to each segment.

RAW MATERIALS

         The Company's principal raw materials are tin-plated steel ("tin-plate") and coatings and inks used to print its customers' designs and logos onto the tin-plate. U.S. Can purchases tin-plate principally from domestic steel manufacturers, with a smaller portion purchased from foreign suppliers. Many of U.S. Can's and some of USC Europe's multi-year supply agreements with its customers permit them to pass through tin plate price increases and, in some cases, other raw material costs. However, U.S. Can and USC Europe have not always been able to immediately offset increases in tin-plate prices with price increases on their products.

         The Company believes that adequate quantities of tin-plate will continue to be available from steel manufacturers. The individual suppliers of raw materials accounting for more than 10% of the total steel used by U.S. Can in 1998 were USX's U.S. Steel group, Weirton Steel Corporation and LTV Corporation. The Company has not historically entered into written supply contracts with steel makers and believes that other can manufacturers follow the same practice.

         The Company's second largest raw material expense is for coatings and inks, which are used to print designs and logos onto the tin plate prior to assembly. Coatings and inks are purchased from indigenous suppliers. Based on the ready availability of these materials in the past and the number of manufacturers which continue to make these products, management does not anticipate any lack of availability of coatings and inks in the foreseeable future.

LABOR

         As of February 1, 1999, in the U.S., the Company employed approximately 3,195 salaried and hourly employees. At that date, there were a total of 1,936 employees, or 61% of the Company's total U.S. workforce, who were members of various labor unions, including the United Steelworkers of America ("USWA"), the International Association of Machinists ("IAM") and Graphic Communications International Union ("GCIU"). Labor agreements covering 632 employees were successfully negotiated in 1998. In 1999, labor agreements covering 453 employees will need to be negotiated between the Company and the respective unions. USC Europe employed approximately 765 people at the end of 1998. In line with common European practices, all plants are unionized.

         The Company has followed a labor strategy designed to enhance its flexibility and productivity through constructive relations with its employees and collective bargaining units. Management believes the Company and its employees have benefited from dealing directly with local unions in order to tailor their contracts to local employee issues and plans to continue this practice in the future. This practice also has the effect of staggering renewal negotiations with the various bargaining units. Management believes the Company's relations with its employees and their collective bargaining units are generally good.

COMPETITION

         The principal methods of competition in the general packaging industry are price, quality and service. Because shipping costs associated with the delivery of cans from outside major geographical markets would add a significant additional component of cost, the industry has historically had relatively little competition from manufacturers outside these markets. Management believes that this condition is unlikely to change in the foreseeable future. Price competition exists in the industry and limits the Company's ability to increase prices.

         Management believes that the following factors benefit the Company from a competitive standpoint: (i) reputation for quality and service; (ii) strategically located manufacturing facilities and a strong sales force; (iii) substantial capital investment in new technology such as necked-in and barrier package designs, high-speed presses and assembly equipment, and computer-controlled lithography; (iv) quality control systems, including statistical process control and electronic "vision" error detection; (v) breadth of product line; (vi) in-house decorating and lithography capability; and (vii) a successful labor strategy.

         In steel aerosol containers, U.S. Can competes primarily with Crown, Cork & Seal ("Crown") and BWAY Corporation. USC Europe competes in the steel aerosol market with Crown, Impress, Staehle, and a group of other smaller regional producers. Crown is larger and has greater financial resources than the Company. Because aerosol cans are used for personal care, household and other packaged products, and because they are pressurized, aerosol cans are more sensitive to quality, can decoration and other consumer-oriented features than paint and general line containers.

         In paint, plastic and general line, the Company competes primarily with BWAY Corporation and one smaller, private firm. The Company's products also face competition from aluminum, glass and plastic containers.

         Custom and specialty products compete with a large number of container manufacturers and closure suppliers; they do not compete across their entire product spectrum with any single company. Competition is based principally on price, quality and service, geographical proximity to customers and production capability, with varying degrees of intensity according to the specific product catagory.

         The Company believes it has the ability to compete favorably in each aspect of its businesses as market conditions may require.

ITEM 2. PROPERTIES

         The Company has 28 manufacturing facilities located in 10 states in the U.S., many of which are strategically positioned near principal customers and suppliers. Through USC Europe, it also has production locations in the five largest regional markets abroad, including the United Kingdom, France, Spain, Italy and Germany. The following table sets forth certain information with respect to the Company's principal plants as of February 28, 1999.


     LOCATION                    SIZE             STATUS      SEGMENT
     --------                    ----             ------      -------
UNITED STATES

Elgin, IL                  481,346 sq. ft.        Owned       Aerosol


Tallapoosa, GA             228,080 sq. ft.        Owned       Aerosol


                            21,400 sq. ft.        Owned       Aerosol


Commerce, CA               215,860 sq. ft.       Leased       Paint, Plastic
                                                              & General Line

Glen Dale, WV              210,000 sq. ft.        Owned       Custom & Specialty


Burns Harbor, IN           190,000 sq. ft.       Leased       Aerosol


Hubbard, OH                174,970 sq. ft.        Owned       Paint, Plastic
                                                              & General Line


Baltimore, MD              150,000 sq. ft.       Leased       Custom & Specialty

Horsham, PA                132,000 sq. ft.        Owned       Aerosol

Green Bay, WI*             127,000 sq. ft.       Leased       Aerosol

Baltimore, MD              123,000 sq. ft.        Owned       Custom & Specialty

Columbiana, OH*            121,000 sq. ft.       Leased       Custom & Specialty

Morrow, GA                 110,160 sq. ft.       Leased       Paint, Plastic
                                                              & General Line
Weirton, WV                108,000 sq. ft.       Leased       Aerosol

Danville, IL               100,000 sq. ft.        Owned       Aerosol

Newnan, GA                  95,000 sq. ft.       Leased       Paint, Plastic
                                                              & General Line
Dallas, TX                  87,000 sq. ft.        Owned       Paint, Plastic
                                                              & General Line
Alsip, IL*                  64,349 sq. ft.       Leased       Paint, Plastic
                                                              & General Line

Warren, OH                  58,000 sq. ft.         Leased    Custom & Specialty

Alliance, OH                52,000 sq. ft.         Leased    Paint, Plastic
                                                             & General Line

Baltimore, MD               45,000 sq. ft.         Leased    Paint, Plastic
                                                             & General Line

New Castle, PA              22,750 sq. ft.          Owned    Custom & Specialty

EUROPE

Merthyr Tydfil, UK         320,000 sq. ft.      Leased(1)    Aerosol

Southall, UK               253,000 sq. ft.          Owned    Aerosol

Laon, France               220,000 sq. ft.       Owned(2)    Aerosol

Reus, Spain                182,250 sq. ft.          Owned    Aerosol

Voghera, Italy              45,200 sq. ft.         Leased    Aerosol

Schwedt, Germany            35,500 sq. ft.         Leased    Aerosol


----------
* These facilities are in the process of being closed due to the Company's restructuring activities and are expected to be sold or sublet.

(1) The property at Merthyr Tydfil is subject to a 999-year lease with a pre-paid option to buy which becomes exercisable in January 2007. Up to that time, the landowner may require the Company to purchase the property for a payment of (pound)1 Sterling. Currently, the Company's facility at Merthyr Tydfil is subject to a pledge of the leasehold interests and personal property located thereon to secure amounts outstanding under a credit agreement entered into with General Electric Capital Corporation.

(2)      Subject to a mortgage in favor of Societe Generale.

         Management believes the Company's facilities are adequate for its present needs and that its properties are generally in good condition, well-maintained and suitable for their intended use. The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. Further consolidation of plant operations may be implemented in the future.

ITEM 3. LEGAL PROCEEDINGS

         The Company has been named as a potentially responsible party ("PRP") for costs incurred in the clean-up of property located in San Leandro, California, formerly a site of one of the Company's can assembly plants. The Company has indemnified the owner of the property against this matter. Extensive soil and groundwater investigative work has been performed at this site. The Company does not believe there is any on-site source of groundwater contamination. Nevertheless, the Company has agreed to participate in a coordinated sampling event in 1999 with other PRPs. To date, there is no resolution of this matter.

         As a PRP at various superfund sites in the U.S., the Company is or may be legally responsible, jointly and severally with other members of the PRP group, for the cost of remediation of these sites. Based on currently available data, the Company believes its contribution, and/or the contribution of its predecessors, to these sites was, in most cases, minimal.

         For further discussion on legal and environmental matters refer to Management's Discussion and Analysis and Note (9) to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDEND POLICY

         U.S. Can Corporation's common stock, par value $0.01 per share (the "Common Stock"), is listed on the New York Stock Exchange, trading under the symbol "USC." The table below sets forth the high and low sales price for the Common Stock for each quarter of 1997 and 1998, as reported in the consolidated transaction reporting system.

                     QUARTER                            HIGH                LOW
                     -------                            ----                ---
            First quarter, 1997                       $17.750            $14.500
            Second quarter, 1997                       17.250             14.000
            Third quarter, 1997                        17.375             12.875
            Fourth quarter, 1997                       18.750             15.750
            First quarter, 1998                        18.250             14.875
            Second quarter, 1998                       18.250             13.875
            Third quarter, 1998                        17.000             12.813
            Fourth quarter, 1998                       18.000             13.250

         As of February 28, 1999, there were 592 record holders of the Common Stock. No cash dividends were declared on the Common Stock by U.S. Can Corporation during 1997 or 1998, and U.S. Can Corporation has no intention to pay cash dividends in the foreseeable future. There are restrictions on the ability of U.S. Can to transfer funds to U.S. Can Corporation in the form of cash dividends, loans or advances, and on U.S. Can Corporation's ability to declare cash dividends, under the Company's credit agreement and indenture, respectively. See Note (5) to the Consolidated Financial Statements for additional details on these restrictions.

SALES OF UNREGISTERED SECURITIES

         In April 1998, 10,140 shares of restricted Common Stock were awarded to outside directors of the Company, in payment of their annual retainer. Each of these awards was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA


                      U.S. CAN CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                     (000'S OMITTED EXCEPT PER SHARE DATA)


                                                                           For the Year Ended December 31,
                                                        -------------------------------------------------------------
                                                          1994          1995          1996         1997        1998
                                                        -------------------------------------------------------------
OPERATING DATA:
Net sales                                               $ 532,652    $ 562,728    $ 660,623    $ 755,675    $ 710,246

Special charges (a)                                           --         8,000           --       62,980       35,869

Operating income (loss)                                    56,881       37,097       60,515       (6,107)      23,570

Income (loss) from continuing operations before
  discontinued operations and extraordinary item           18,690        4,949       16,555      (29,906)      (7,525)
                                                        -------------------------------------------------------------

Discontinued operations, net of income taxes (a)
  Net income (loss) from discontinued operations             (120)      (1,010)         446        1,078           --


  Net income (loss) on sale of business                        --           --           --       (3,204)      (8,528)

Extraordinary item - loss from early
  extinguishment of debt, net of income taxes (b)              --           --       (5,250)          --           --
                                                        -------------------------------------------------------------
Net income (loss)                                       $  18,570    $   3,939    $  11,751    $ (32,032)   $ (16,053)
                                                        -------------------------------------------------------------
Diluted earning (loss) per share                        $    1.73    $    0.31    $    0.90    $   (2.45)   $   (1.21)
                                                        -------------------------------------------------------------
Weighted average shares outstanding (000's)                10,714       12,839       13,090       13,048       13,264
                                                        -------------------------------------------------------------
BALANCE SHEET DATA:

Total assets                                            $ 400,724    $ 455,436    $ 643,616    $ 633,704    $ 555,571
Total debt (including current maturities)                 200,646      244,576      375,810      376,141      316,673

(a) See Note 3 to the Consolidated Financial Statements.
(b) See Note 5 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF YEAR ENDED DECEMBER 31, 1998, AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET SALES

         Consolidated net sales for the year ended December 31, 1998 were $710.2 million, a decrease of 6.0% versus 1997. This decrease reflects the sale of the Company's Metal Pail business in late 1997, and the loss of a major Aerosol customer, also in late 1997.

         Along business segment lines, Aerosol net sales in 1998 of $471.3 million declined 2.7% versus the prior year, reflecting the loss of a major customer in late 1997. European net sales, included within the Aerosol business segment, increased 11.1% from prior year as the Wales facility achieved qualification with its primary customer in 1998. Paint, Plastic & General Line net sales of $164.1 million are down 12.0% from last year due to the sale of the Metal Pail business in November 1997. Custom & Specialty 1998 net sales of $74.9 million are 11.7% lower than 1997. The decline in this business segment is largely a function of product mix and management's decision to not pursue unprofitable popcorn tin business with a certain customer it serviced in 1997.

GROSS INCOME

         Consolidated gross income improved 2.4% to a level of $92.1 million for the year ended December 31, 1998 as compared to 1997. Gross margin of 13.0% for the full-year 1998 compares favorably to the 11.9% reported in 1997. Margin rate increases were primarily in the Paint, Plastic & General Line and the Custom & Specialty business segments and reflect improved productivity as a result of line speed-ups and cost reduction programs instituted in the plants, the sale of the unprofitable Metal Pail business and the shedding of the popcorn tin business. The Wales facility impacted Aerosol operations gross margins favorably.

         Aerosol gross income of $79.3 million declined 1.7% versus prior year on a lower volume base. Gross margins in this sector remained relatively flat year-to-year at 16.8%, despite the lower sales volume base. Paint, Plastic & General Line gross income improved 26.1% to $15.6 million. Custom & Specialty gross income improved 60.8% versus last year to a level of $11.0 million. Certain corporate level expenses are not allocated to specific business segments. These charges include corporate engineering costs and other miscellaneous charges associated with corporate level activity.

OPERATING INCOME

         Consolidated operating income of $23.6 million for the year ended December 31, 1998 compares to an operating loss of $6.1 million for the same period in 1997. Excluding special charges recorded in both years, 1998 operating income of $59.4 million improved 4.4% versus a level of $56.9 million in 1997. Operating margins, before special charges, of 8.4% in 1998, compares favorably to the 7.5% reported for the year in 1997. Improvements versus prior year reflect stronger gross margins coupled with the benefits realized late in 1998 from the restructuring programs initiated in 1997.

INTEREST EXPENSE

         Interest expense for the full-year 1998 of $33.2 million declined 10.0% versus 1997. The Company's focus on cash flow, working capital improvements and controlled capital programs resulted in a year-to-year debt reduction of $59.5 million.

NET INCOME (LOSS)

         Net loss from continuing operations in 1998 was ($7.5) million, or ($0.57) per share, verses a net loss of ($29.9) million, or ($2.29) per share in 1997. Special charges recorded in 1998 had a negative after-tax effect of ($21.4) million, or ($1.62) per share. Special charges recorded in 1997 had an after-tax effect of ($37.8) million, or ($2.90) per share.

         Net loss for 1998 was ($16.1) million, or ($1.21) per share, (including ($8.5) million, or ($0.64) per share loss on the sale of the discontinued Metal Service business) verses 1997 net loss of ($32.0) million, or ($2.45) per share. 1997 net loss includes a ($2.1) million, or ($0.16) per share loss on the discontinued Metal Service business.

1998 SPECIAL CHARGES

         In the third quarter of 1998, the Company established a pre-tax special charge of $35.9 million. The provision is for closure of certain facilities and write-downs of non-core businesses. Closing and realignment of selected lithography facilities servicing the Company's core business were also included in the provision as part of the Company's national lithography strategy.

         Working capital improvements are expected to partially offset new capital costs associated with the 1998 restructuring program and the acquisition of new lithography technology. The restructuring program and related capital investment in new technology are expected to generate after-tax savings of $10 million annually at maturity.

         See Note (3) to the Consolidated Financial Statements for further information on the 1998 special charges.

RESULTS OF YEAR ENDED DECEMBER 31, 1997, AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES

         Consolidated net sales for the year ended December 31, 1997 were $755.7 million, an increase of 14% over 1996. Sales gains were the result of the Company's acquisition of USC Europe in September 1996 and modest growth in domestic steel paint and oblong unit volumes. The USC Europe acquisition accounted for nearly 71% of the total year-to-year increase.

         Aerosol net sales grew 13.7% year-to-year to $484.3 million, due to the USC Europe acquisition. Paint, Plastic & General Line sales of $186.5 million increased 13.4% versus prior year. The increase was due largely to a full year of sales activity in plastic products that were acquired from CPI in the second quarter of 1996. Some modest growth in metal paint and oblong containers also bolstered year-to-year comparisons in this segment. Custom & Specialty net sales of $84.8 million were 20.6% stronger than 1996. However, most of this sales growth was attributable to increased popcorn tin volume, which turned out to be unprofitable.

GROSS INCOME

         Consolidated gross income of $89.9 million was up $1.0 million or 1% from 1996. Gross margin declined to 11.9% in 1997 versus 13.5% in 1996. Competitive pricing pressure and increased steel costs compressed margins.

         Aerosol gross income declined 8.5% to $80.6 million versus the prior year. 1997 included a full year of European operations partially offset by a loss in the Wales facility due to start-up costs. Competitive pricing pressure in the domestic Aerosol market eroded gross margins, as the Company had little success in passing through steel cost increases to its customers. Paint, Plastic & General Line gross income of $12.4 million was 3.8% better than 1996 due to a full year of plastic sales volume. Competitive pricing pressure on metal paint cans also compressed margins in this segment. Custom & Specialty gross income of $6.8 million in 1997 fell 19.9%, largely due to unprofitable popcorn tin business.

OPERATING INCOME

         Consolidated operating income in 1997 before the special charges was $56.9 million versus $60.5 million in 1996. Lower gross margins adversely impacted 1997 operating income. Selling, general, and administrative expenses rose slightly from 4.3% of net sales in 1996, to 4.4% of net sales in 1997.

         Including the impact of the $63.0 million special charges, the Company reported an operating loss of $6.1 million for 1997. Due to the timing of the plant closings and other cost reduction actions included in the special charges, no material benefit was realized in the 1997 results.

 INTEREST EXPENSE

         Interest expense on borrowings increased $8.5 million in 1997 as compared to 1996, due to increased borrowing, primarily to finance the Company's acquisition of USC Europe, and the exchange of shorter-term, floating-rate bank debt for the 10 1/8% Notes issued in October 1996.

NET INCOME (LOSS)

         Net loss from continuing operations in 1997 was ($29.9) million or ($2.29) per share, versus net income of $16.6 million or $1.28 per share in 1996. The special charge recorded in 1997 had a negative after-tax effect of ($37.8) million or ($2.90) per share.

         Net loss for 1997 was ($32.0) million or ($2.45) per share, [including ($2.1) million or ($0.16) per share loss on the discontinued metal service business] versus 1996 net income of $11.8 million or $0.91 per share [including discontinued operations loss of ($0.4) million and extraordinary loss on debt extinguishment of ($5.2) million after-tax].

1997 SPECIAL CHARGES

         In the third quarter of 1997, the Company established a pre-tax special charge of $35 million primarily for plant closings and overhead cost reductions. These actions were due to the loss of a major aerosol customer (the customer represented approximately $35 million of annual sales) and to enhance efficiencies at certain other locations. In addition, the Company established a disposition provision for the anticipated loss on the closure of its Metal Pail operation in North Brunswick, New Jersey.

         Also in the fourth quarter of 1997, the Company, at the direction of its Board of Directors, employed the assistance of external business consultants to review operations and explore other avenues for enhancing shareholder value. As a result of this review, a provision was established primarily to include further personnel reductions and the reduction of asset value associated with equipment used in the businesses the Company had exited or was in the process of exiting.

         See Note (3) to the Consolidated Financial Statements for further information on the 1997 special charges.

ENVIRONMENTAL MATTERS

         The processes involved in the lithography and certain aspects of the manufacture of steel containers have historically involved the use and handling of materials now classified as hazardous substances under various laws. These activities may expose owners and operators of the facilities involved to potential liability for the cost to clean up or remedy any environmental contamination resulting from such substances. It is possible that the Company's insurance coverage may extend to certain environmental liabilities, but the Company has not been able to estimate such coverage due to the complexity and uncertainty inherent in such an estimate. The Company has not considered insurance coverage in assessing its potential liabilities. In addition, the Company has obtained indemnities against certain liabilities in connection with its recent acquisitions. Management does not believe that remediation costs, if any, in excess of the reserve established, will have a material adverse affect on the Company's results of operations or financial condition.

         A variety of propellants are used in the Company's principal product, aerosol cans. These propellants include hydrocarbons, compressed gases (for example, carbon dioxide and nitrous oxide), and volatile organic compounds such as propane, butane and isobutane (collectively "VOCs"). Some United States and European regulations concerning VOCs have caused consumer product manufacturers (the Company's customers) to reformulate either their products, the propellants used therein or both. To date, most of the Company's customers have been successful in reformulating both their products and propellants. However, there can be no assurance that all customers will be able to effect such reformulations or future reformulations, if any, in either products or propellants with satisfactory results. If customers are unable to do so, this could have an adverse effect on the market for aerosol cans.

         As a potentially responsible party ("PRP") at various Superfund sites in the U.S., the Company is or may be legally responsible, jointly and severally with the other members of the PRP group, for the cost of remediation of these sites. Based on currently available data (including EPA data, internal records and other sources believed to be reliable), the Company believes its contribution, and/or the contribution of its predecessors, to these sites was in most cases de minimis. Based on the information available as of the date of this report, management does not believe that its aggregate remediation costs or potential liabilities in connection with these sites will have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance that the other PRP's will pay their proportionate share of the remediation costs at these sites and, as a result, future costs or liabilities incurred by the Company could be significantly increased.

         See Note (9) to the Consolidated Financial Statements for further information.

INFLATION

         Tin-plated steel represents the primary component of the Company's raw materials requirement. Historically, the Company has not always been able to immediately offset increases in tin-plate prices with price increases on the Company's products. However, in most years, a combination of factors has permitted the Company to maintain its profitability notwithstanding these conditions. The Company's capital spending programs and manufacturing process upgrades have increased operating efficiencies and thereby mitigated the impact of inflation on the Company's cost structure.

CUSTOMER RELATIONSHIPS/AEROSOL
CONTAINERS

         Aerosol containers accounted for 66.3% of the Company's total net sales for the year ended December 31, 1998. A significant reduction in the number of aerosol containers used by the Company's customers could have a material adverse effect on the Company and, in particular, its European operations which are comprised solely of Aerosol manufacturing facilities.

         In October 1996, U.S. Can received written confirmation of a major customer's intention to purchase certain annual unit volumes of aerosol cans from U.S. Can, including USC Europe operations. The Company's manufacturing facility in Merthyr Tydfil, in which the Company has invested approximately $30 million, was opened in large part due to the major customer's decision. The loss of this customer or a material reduction in the benefits to the Company expected under this arrangement, would have an adverse impact on the profitability of that facility and the Company's ability to recoup its investment in Merthyr Tydfil. It is not U.S. Can's policy to have any plant devoted exclusively to one customer and the plant has begun to service other customers in 1998.

         The Company's relationships with its customers are critical to its business. A significant portion of the Company's annual net sales is attributable to repeat customers. The loss of a significant number of such customers could have a material effect on the Company.

YEAR 2000

         The year 2000 issue is the result of certain computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Year 2000 issue presents several risks to the Company, such as (i) the Company's internal systems may not function properly, (ii) suppliers' or customers' computer and operational systems may not function properly, causing delays in delivery of materials and supplies, and delays in orders and payments to the Company for delivered product, and (iii) the Company's banks' computer systems could malfunction, disrupting orderly deposits, fund transfers, and payments.

         The Company is a manufacturer of consumer, commercial and specialty packaging products. The products produced and sold by the Company are unaffected by Year 2000 issues since they contain no microprocessors or similar electronic components.

         The Company has been in the process of evaluating its internal computing infrastructure, business applications and manufacturing systems for Year 2000 compliance. The Company's main operating systems' hardware and operational software, including all hardware and software associated with its internal network, is already Year 2000 compliant. All facilities (with the exception of those announced to be sold in 1999) are currently using a system for their order entry, accounts receivable, customer invoicing, and various other critical business functions, for which a compliant system is available from the system vendor. The compliant version will be rolled out in the first quarter of 1999. A compliant version of the general ledger is installed and conversion and related testing are expected in the second quarter of 1999. The Company is working with its current payroll service provider to convert its existing payroll and human resource systems to a Year 2000 compliant integrated solution. This conversion and related testing will be completed in the third quarter of 1999. All personal computers are in the process of converting to a Year 2000 compliant operating system. Shop floor data collection and inventory management systems are being upgraded for Year 2000 compliance. In addition to these activities, the Company has inventoried its manufacturing facilities to further identify any systems or equipment that might have compliance issues, and is working to make the systems compliant.

         Key vendors have been contacted by the Company to ensure uninterrupted supply of materials and services critical to core operations. None of the suppliers contacted have indicated any compliance issues to date. Their efforts in regards to Year 2000 compliance will be followed closely by the Company throughout 1999.

         As part of its normal course of business, the Company has evaluated and invested in its internal computer systems as a means to streamline processes and better manage its operations. Many system conversions were already in process yielding Year 2000 compliance as a side benefit. As such, it is difficult to separate the cost of Year 2000 compliance from ongoing information system costs already recorded in the financial results of the Company as part of its normal operations. However, the Company estimates that Year 2000 compliance costs have been less than $1 million in total to date. All such costs and any future costs (estimated at less than $1 million) have been or will be funded through cash generated from operations.

         The Company will identify and evaluate potential business disruption scenarios surrounding the Year 2000 issue. Such plans may include securing alternative sources of supply, increasing safety stock of materials, adjusting facility shutdown and start-up schedules and other appropriate measures. These plans and related cost estimates will be refined as additional information becomes available. Management believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not identified, or assessment, remediation and testing are not effected in a timely manner, there can be no assurance that the Year 2000 issue will not materially and adversely impact the Company's results of operations. Nor can there be assurances that there will be no adverse impact on its relationships with customers, vendors, or others. Any failure to become Year 2000 compliant by banks, vendors, customers, and governmental agencies may have an impact on the results of the Company to the extent they relate to the Company's ongoing operations and business requirements.

OTHER ITEMS

ACQUISITIONS

         Acquisitions have been a key part of the Company's growth strategy. For further details on past acquisitions, see Note (4) to the Consolidated Financial Statements.

SEASONALITY

         The Company's business as a whole has minor seasonal variations, whereby quarterly sales and earnings tend to be slightly stronger starting in early spring (second quarter) and extending through late summer (third quarter). Aerosol sales do not tend to fluctuate during the year, with only relatively minor spring and summer increases related to household products and insect repellents. Paint container sales tend to be stronger in spring and early summer due to the favorable weather conditions. Portions of the Custom and Specialty products line tend to vary seasonally, because of holiday sales late in the year.

LEGAL

         The Company is involved in various legal proceedings including a labor matter involving a closed facility. The Company believes it is adequately reserved for these matters. See Note (9) to the Consolidated Financial Statements for further information.

FOREIGN CURRENCY RISK

         To the extent that the Company obtains financing in United States dollars and receives revenues and incurs expenses in the development, construction and operation of USC Europe in its local currencies, the Company will encounter currency exchange rate risks.

LIQUIDITY AND CAPITAL RESOURCES

         During the last three fiscal years, the Company has met its liquidity needs primarily through internally generated cash flows, borrowings under its credit lines and proceeds of securities offerings. Principal liquidity needs have included normal operations, restructuring related expenditures, debt amortization, capital spending and acquisitions. Cash flow from operations has increased from $30.3 million in 1996 and $64.1 million in 1997, to $65.0 million in 1998. Improved earnings and better working capital management were the primary factors contributing to improved cash from operations in 1998. Cash costs for restructuring activities in 1998 were $8.3 million, including costs related to its discontinued operations. The Company anticipates spending another $ 7.5 million of such costs in 1999 and $7.8 million in cash costs in year 2000 and beyond. The remainder of the special charges primarily consists of non-cash items associated with the write down of assets.

         As of December 31, 1998, the Company's total debt was approximately $316.7 million. The Company had no borrowings outstanding under the Credit Agreement, $12.3 million in letters of credit had been issued pursuant thereto and $67.7 million of unused credit remained available. The Company issued $275 million 10 1/8% Senior Subordinated Notes in 1996, which have no scheduled maturity until 2006 but requires annual interest payments of approximately $28 million.

         For a full discussion on the Company's debt obligations, refer to Note
(5) to the Consolidated Financial Statements.

         On November 9, 1998, U.S. Can sold to BMAT, Inc. substantially all of the assets of its commercial Metal Services business, including operating facilities located in Chicago, Illinois; Trenton, New Jersey; and Brookfield, Ohio, and a closed plant located in Alsip, Illinois, for a sale price of approximately $31 million in cash subject to final working capital adjustments. Approximately $23.1 million of the proceeds were used to repay outstanding indebtedness under U.S. Can's revolving bank credit facility. The Company intends to use the remaining proceeds from the sale for general corporate purposes.

         Due to the special charge in the third quarter of 1998, it was necessary for the Company to request a waiver under its Credit Agreement relative to its financial covenants dealing with total leverage, domestic leverage and interest coverage. The Company's banks approved the waiver and amended the Credit Agreement to take the Company's third quarter 1998 special charge into account when calculating EBITDA to avoid violation of future financial covenants. As of December 31, 1998, the Company was in compliance with all of its debt covenants.

         The Company's capital expenditures totaled $22.8 million in 1998, $54.0 million in 1997 and $48.6 million in 1996. Of the total capital expenditures in 1997 and 1996, approximately $30 million relates to the start-up of the Merthyr Tydfil, UK plant. In each year, these capital expenditures also included investments in new can production lines, improvements to existing can lines, advanced lithography technology and computer integrated manufacturing, to increase manufacturing capacity, reduce changeover times and improve productivity. The Company has also invested capital in plant expansions and the installation of state-of-the-art end-making presses and automated packaging equipment. An additional $12.4 million and $80.9 million was spent in 1997 and 1996, respectively, for business acquisitions described in Note (4) to the Consolidated Financial Statements.

         The Company expects to spend approximately $130.0 to $175.0 million on capital expenditures during the five years commencing in 1999, in an amount of approximately $30.0 to $35.0 million in 1999 and in roughly equal amounts of approximately $25.0 to $35.0 million in each year thereafter. The Company's capital investments are expected to yield reduced operating costs, thereby improving profit margins. Capital investments are evaluated under a shareholder value added ("SVA") approach. This approach seeks incremental net operating profit after tax which covers the weighted average cost of capital (estimated at 10%) of the investment.

         Management believes that cash flow from operations and amounts available under its credit facilities should provide sufficient funds for the Company's short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. If future strategic acquisition opportunities arise, the Company would expect to finance them though some combination of cash, stock and/or debt financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management does not believe that interest rate fluctuations have a material effect on the Company's results of operations and financial condition. As of December 31, 1998, none of the Company's borrowings were floating rate obligations. Currently, the Company holds no interest rate swaps. However, in an effort to limit foreign exchange risk related to the financing of the Merthyr Tydfil facility, the Company entered into a series of British Pound/Dollar forward hedge contracts in 1997 that will not exceed $37 million in notional amount or a term of more than seven years.

         As parts of its national lithography strategy, the Company is investing in certain lithography process equipment with a foreign vendor. In an effort to limit foreign exchange risk related to this purchase commitment, the Company entered into a series of German Deutsch Mark/Dollar forward hedge contracts that will not exceed $17 million, payable in varying amounts throughout 1999 with a final payment in February 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                              Page
                                                                                              ----

Report of Independent Public Accountants                                                       14

U.S. Can Corporation and Subsidiaries Consolidated Statements of
  Operations and Comprehensive Income for the Years Ended
  December 31, 1996, 1997 and 1998                                                             15

U.S. Can Corporation and Subsidiaries Consolidated Balance Sheets as of
  December 31, 1998 and 1997                                                                   16

U.S. Can Corporation and Subsidiaries Consolidated Statements of
  Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998                    17

U.S. Can Corporation and Subsidiaries Consolidated Statements of Cash
  Flows for the Years Ended December 31, 1996, 1997 and 1998                                   18

U.S. Can Corporation and Subsidiaries Notes to Consolidated Financial
  Statements                                                                                   19



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To U.S. Can Corporation:

We have audited the accompanying consolidated balance sheets of U.S. CAN CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Can Corporation and Subsidiaries as of December 31, 1997 and 1998, and their results of operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                    ARTHUR ANDERSEN LLP

Chicago, Illinois
February 17, 1999

                      U.S. CAN CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (000'S OMITTED, EXCEPT PER SHARE DATA)




                                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                                       ------------------------------------------
                                                                                          1996            1997             1998
                                                                                       ------------------------------------------
NET SALES                                                                              $ 660,623       $ 755,675        $ 710,246
COST OF SALES                                                                            571,667         665,755          618,156
                                                                                       ------------------------------------------
     Gross income                                                                         88,956          89,920           92,090
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              28,441          33,047           32,651
SPECIAL CHARGES                                                                               --          62,980           35,869
                                                                                       ------------------------------------------
     Operating income (loss)                                                              60,515          (6,107)          23,570
INTEREST EXPENSE ON BORROWINGS                                                            28,387          36,867           33,182
AMORTIZATION OF DEFERRED FINANCING COSTS                                                   1,518           1,738            1,753
OTHER EXPENSES                                                                             1,788           1,986            1,822
                                                                                       ------------------------------------------
    Income (loss) before income taxes                                                     28,822         (46,698)         (13,187)
PROVISION (BENEFIT) FOR INCOME TAXES                                                      12,267         (16,792)          (5,662)
                                                                                       ------------------------------------------
    Income (loss) from continuing operations before extraordinary item                    16,555         (29,906)          (7,525)
DISCONTINUED OPERATIONS, net of income taxes
    Net income from discontinued operations                                                  446           1,078               --
    Net loss on sale of discontinued business                                                 --          (3,204)          (8,528)
EXTRAORDINARY ITEM, net of income taxes                                                   (5,250)             --               --
                                                                                       ------------------------------------------
NET INCOME (LOSS)                                                                         11,751         (32,032)         (16,053)
OTHER COMPONENTS OF COMPREHENSIVE INCOME (LOSS)                                            2,003          (4,427)           1,364
                                                                                       ------------------------------------------
      Comprehensive income (loss)                                                      $  13,754       $ (36,459)       $ (14,689)
                                                                                       ==========================================


PER SHARE DATA:
     Basic:
          Income (loss) from continuing operations before extraordinary item           $    1.28       $   (2.29)       $   (0.57)
          Discontinued operations                                                           0.04           (0.16)           (0.64)
          Extraordinary item                                                               (0.41)             --               --
                                                                                       ------------------------------------------
              Net income (loss)                                                        $    0.91       $   (2.45)       $   (1.21)
                                                                                       ==========================================
          Weighted average shares outstanding (000's)                                     12,929          13,048           13,264

     Diluted:
          Income (loss) from continuing operations before extraordinary item           $    1.26       $   (2.29)       $   (0.57)
          Discontinued operations                                                           0.04           (0.16)           (0.64)
          Extraordinary item                                                               (0.40)             --               --
                                                                                       ------------------------------------------
          Net income (loss)                                                            $    0.90       $   (2.45)       $   (1.21)
                                                                                       ==========================================
          Weighted average shares and equivalent shares outstanding (000's)               13,090          13,048           13,264





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)



                                                                                           December 31,      December 31,
                                                                                          ------------------------------
                                                                                              1997               1998
                                                                                          ------------------------------
            ASSETS
    CURRENT ASSETS:
       Cash and cash equivalents                                                          $   6,773            $  18,072
       Accounts receivables, less allowances of $15,134 and $17,063 in
          1997 and 1998, respectively                                                        74,137               63,742
       Inventories                                                                          109,458               94,887
       Prepaid expenses and other current assets                                             17,503               16,011
       Deferred taxes                                                                        22,748               22,934
                                                                                          ------------------------------
          Total current assets                                                              230,619              215,646
                                                                                          ------------------------------
    PROPERTY, PLANT AND EQUIPMENT:
       Land                                                                                   5,485                5,862
       Building                                                                              73,277               63,026
       Machinery, equipment and construction in process                                     427,404              416,940
                                                                                          ------------------------------
                                                                                            506,166              485,828
       Less: Accumulated depreciation and amortization                                     (181,869)            (217,826)
                                                                                          ------------------------------
          Total property, plant and equipment                                               324,297              268,002
                                                                                          ------------------------------
    INTANGIBLE ASSETS, less accumulated amortization of $10,526 and
       $11,853 in 1997 and 1998, respectively                                                59,578               51,928
    OTHER ASSETS                                                                             19,210               19,995
                                                                                          ------------------------------
          Total assets                                                                    $ 633,704            $ 555,571
                                                                                          ==============================
            LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
       Current maturities of long term debt                                               $   9,635            $   6,731
       Accounts payable                                                                      58,486               52,317
       Accrued payroll, benefits and insurance                                               30,965               31,282
       Restructuring reserves                                                                31,645               25,674
       Other current liabilities                                                             19,117               23,530
                                                                                          ------------------------------
          Total current liabilities                                                         149,848              139,534
                                                                                          ------------------------------
    SENIOR DEBT                                                                              91,506               45,617
    SUBORDINATED DEBT                                                                       275,000              264,325
                                                                                          ------------------------------
          Total long-term debt                                                              366,506              309,942
                                                                                          ------------------------------
    OTHER LONG-TERM LIABILITIES
       Deferred income taxes                                                                 17,973                5,595
       Other long-term liabilities                                                           37,064               50,323
                                                                                          ------------------------------
          Total other long-term liabilities                                                  55,037               55,918
                                                                                          ------------------------------
    COMMITMENTS AND CONTINGENCIES
    STOCKHOLDERS' EQUITY:
       Preferred stock, $0.01 par value; 10,000,000 shares authorized,
          none issued or outstanding                                                             --                   --
       Common stock, $0.01 par value; 50,000,000 shares authorized,
          13,097,855 and 13,278,223 shares issued in 1997 and 1998, respectively                131                  133
       Paid-in-capital                                                                      108,003              109,839
       Unearned restricted stock                                                             (2,558)                (829)
       Treasury common stock, at cost; 44,159 and 90,011 shares in
          1997 and 1998, respectively                                                          (714)              (1,728)
       Currency translation adjustment                                                       (2,193)              (1,443)
       Minimum pension liability adjustment                                                    (614)                  --
       Accumulated deficit                                                                  (39,742)             (55,795)
                                                                                          ------------------------------
          Total stockholders' equity                                                         62,313               50,177
                                                                                          ------------------------------
          Total liabilities and stockholders' equity                                      $ 633,704            $ 555,571
                                                                                          ==============================


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                      U.S. CAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATION STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (000'S OMITTED)

                                                                                                Accumulated Other
                                                                                               Comprehensive Income
                                                                                               --------------------

                                                                   Unearned       Treasury    Cumulative     Pension
                                           Common     Paid-in     Restricted       Common     Translation   Liability    Accumulated
                                           Stock      Capital        Stock         Stock      Adjustment    Adjustment     Deficit
                                         ---------    -------     ----------     ---------    -----------   ----------   -----------
BALANCE AT DECEMBER 31, 1995             $    129     $103,913     $ (2,052)     $   (319)     $     --      $   (383)     $(19,461)
Net income                                     --           --           --            --            --            --        11,751
Issuance of stock under employee
  benefit plans                                --          516           --            --            --            --            --
Purchase of treasury stock                     --           --           --          (233)           --            --            --
Issuance of treasury stock                     --          129           --           296            --            --            --
Exercise of stock options                      --           18           --            --            --            --            --
Issuance of restricted stock                    1        1,006       (1,007)           --            --            --            --
Amortization of unearned
  restricted stock                             --           --          478            --            --            --            --
Equity adjustment to reflect minimum
  pension liability                            --           --           --            --            --           381            --
Cumulative translation adjustment              --           --           --            --         1,622            --            --
                                         --------     --------     --------      --------      --------      --------      --------
BALANCE AT DECEMBER 31, 1996                  130      105,582       (2,581)         (256)        1,622            (2)       (7,710)
Net income (loss)                              --           --           --            --            --            --       (32,032)
Issuance of stock under employee
  benefit plans                                --          778           --           721            --            --            --
Purchase of treasury stock                     --           --           --        (1,179)           --            --            --
Exercise of stock options                      --          152           --            --            --            --            --
Issuance of restricted stock                    1        1,491       (1,492)           --            --            --            --
Amortization of unearned
  restricted stock                             --           --        1,515            --            --            --            --
Equity adjustment to reflect minimum
  pension liability                            --           --           --            --            --          (612)           --
Cumulative translation adjustment              --           --           --            --        (3,815)           --            --
                                         --------     --------     --------      --------      --------      --------      --------
BALANCE AT DECEMBER 31, 1997                  131      108,003       (2,558)         (714)       (2,193)         (614)      (39,742)
Net income (loss)                              --           --           --            --            --            --       (16,053)
Issuance of stock under employee
  benefit plans                                --           --           --           716            --            --            --
Purchase of treasury stock                     --           --           --        (1,730)           --            --            --
Exercise of stock options                       2        1,656           --            --            --            --            --
Issuance of restricted stock                   --          180         (180)           --            --            --            --
Amortization of unearned
  restricted stock                             --           --        1,909            --            --            --            --
Equity adjustment to reflect minimum
   pension liability                           --           --           --            --            --           614            --
Cumulative translation adjustment              --           --           --            --           750            --            --
                                         --------     --------     --------      --------      --------      --------      --------
BALANCE AT DECEMBER 31, 1998             $    133     $109,839     $   (829)     $ (1,728)     $ (1,443)     $     --      $(55,795)
                                         ========     ========     ========      ========      ========      ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)





                                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                               1996           1997           1998
                                                                                               ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                       $  11,751       $(32,032)      $(16,053)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities -
       Depreciation and amortization                                                           33,977         42,434         35,439
       Special charges                                                                             --         62,980         35,869
       Loss on sale of business                                                                    --         12,413          8,528
       Extraordinary loss on extinguishment of debt                                             5,250             --             --
       Deferred income taxes                                                                    4,124        (17,788)        (6,916)
    Change in operating assets and liabilities, net of effect of acquired and disposed businesses -
       Accounts receivable                                                                     (7,948)        12,059         10,275
       Inventories                                                                            (15,942)         3,785         15,324
       Accounts payable                                                                         6,077         (5,193)          (667)
       Accrued payrolls, benefits, insurance and special charge cash costs                     (5,644)       (20,172)        (8,228)
       Other, net                                                                              (1,385)         5,576         (8,608)
                                                                                            ---------      ---------      ---------
         Net cash provided by operating activities                                             30,260         64,062         64,963
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                      (48,630)       (54,030)       (22,828)
    Acquisition of businesses, net of cash acquired                                           (80,894)       (12,398)            --
    Proceeds on sale of businesses                                                                 --          1,000         28,296
    Change in restricted cash                                                                   1,455             --             --
    Proceeds from sale of property                                                              1,515            630          6,601
    Investments in Formametal S.A                                                                  --             --         (3,000)
                                                                                            ---------      ---------      ---------
       Net cash used in investing activities                                                 (126,554)       (64,798)         9,069
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock and exercise of stock options                                         18            152          1,658
    Net borrowings (payments) under the revolving line of credit and
       changes in cash overdrafts                                                             (25,052)         1,931        (36,770)
    Issuance of 10 1/8% notes                                                                 275,000             --             --
    Repurchase of 10 1/8% notes                                                                    --             --        (10,675)
    Borrowings of other long-term debt, including
       capital lease obligations                                                               14,247         24,935             --
    Payments of other long-term debt, including
       capital lease obligations                                                             (151,152)       (22,352)       (15,618)
    Payments of debt refinancing costs                                                         (9,259)        (1,574)            --
    Purchase of Treasury stock                                                                   (233)        (1,179)        (1,730)
                                                                                            ---------      ---------      ---------
       Net cash provided by financing activities                                              103,569          1,913        (63,135)
                                                                                            ---------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           555         (2,370)           402
                                                                                            ---------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                7,830         (1,193)        11,299
CASH AND CASH EQUIVALENTS, beginning of year                                                      136          7,966          6,773
                                                                                            ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                                                      $   7,966       $  6,773       $ 18,072
                                                                                            =========      =========      =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS DECEMBER 31, 1996, 1997 AND 1998

(1)  BASIS OF PRESENTATION AND OPERATIONS

    The consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can"), and U.S. Can's subsidiaries, most of which are foreign companies formed or acquired during 1996 (the "European Subsidiaries"). All significant intercompany balances and transactions have been eliminated. The consolidated group is referred to herein as the Company. These financial statements are prepared in accordance with generally accepted accounting principles.

    The Company is a packaging supplier of steel and plastic containers for personal care products and household, automotive, paint and industrial supplies, and other specialty products. The Company owns or leases 22 plants in the United States and 6 plants located in Europe. Certain operations and plants are being discontinued or closed as further described in Note 3.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Cash and Cash Equivalents - The Company considers all liquid interest-bearing instruments purchased with an original maturity of three months or less to be cash equivalents.

    (b) Accounts Receivable Allowances - Activity in the accounts receivable allowances accounts was as follows (000's omitted):


                                              Year Ended December 31,
                                        -------------------------------
                                            1996       1997        1998
                                        --------    --------    --------
Balance at beginning of year            $  5,451    $ 10,895    $ 15,134
  Additions for doubtful accounts          3,095       1,065         881
  Change in discounts,
    allowances and rebates,
    net of recoveries                      2,895       3,734       2,525
  Net write-offs of doubtful accounts       (546)       (560)     (1,477)
                                        --------    --------    --------
 Balance at end of year                 $ 10,895    $ 15,134    $ 17,063
                                        ========    ========    ========


    (c) Inventories - All United States inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") method, not in excess of market. Inventories of approximately $16.4 million at December 31, 1997 and $19.9 million as of December 31, 1998 at the European Subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") method, not in excess of market. Inventory costs include material, labor and factory overhead.

    Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                            December 31,
                                                      1997              1998
                                                    --------         ---------
Raw materials                                       $ 33,746         $  21,171
Work in progress                                      42,763            42,146
Finished goods                                        28,037            26,848
Machine shop inventory                                 4,912             4,722
                                                    --------         ---------
                                                    $109,458         $  94,887
                                                    ========         =========

    (d) Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Total maintenance and repairs expense charged against earnings was approximately $25.2 million, $30.9 million and $29.9 million in 1996, 1997 and 1998, respectively. Upon sale or retirement of these assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

    Depreciation for financial reporting purposes is principally provided using the straight-line method over the estimated useful lives of the assets, as follows: buildings-25 to 40 years; machinery and equipment - 5 to 20 years. Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Accelerated methods are used for income tax purposes, where permitted.

    (e) Intangibles - Intangible assets consist principally of the excess purchase price over the fair value of the net assets of businesses acquired ("goodwill"), which is principally amortized over a 40 year life. The related amortization expense was $1.5 million, $1.8 million and $1.8 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or its recoverable value requires adjustment. In assessing and measuring recoverability, the Company uses projections to determine whether future operating income (net of tax) exceeds the goodwill amortization.

    (f) Environmental Liabilities - The Company's operations and products are subject to Federal, state, local and foreign regulatory requirements relating to environmental protection. The Company has a policy to comply with applicable legal requirements. The Company may be subject to liabilities for previously owned or operated sites or sites where the Company or its predecessors shipped waste.

    The Company accrues for the estimated cost of environmental matters, on a non-discounted basis. Such provisions and accruals exclude claims for recoveries from insurance carriers or other third parties.

    Statement of Position ("SOP") 96-1,"Environmental Remediation Liabilities" was issued in October 1996 and adopted by the Company in 1997. The impact of adopting this SOP did not have a material effect on the Company's financial position or results of operations.

    (g) Revenue - Revenue is recognized when goods are shipped to the customer. Estimated sales returns and allowances are recognized as an offset against revenue in the period in which the related revenue is recognized.

    (h) Foreign Currency Translation - The functional currency for substantially all the Company's European Subsidiaries is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains or losses resulting from such translation are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income and were not material in 1996, 1997 or 1998.

    (i) New Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued in February 1997 and adopted by the Company as of December 31, 1997. Previously reported earnings per share for such periods were not materially different than currently reported diluted earnings per share. Diluted earnings per share for the Company includes the impact of assumed exercise of diluted stock options.

    SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997 and was adopted by the Company in 1998. This new pronouncement establishes standards for the reporting and display of comprehensive income and its components which, for the Company, include cumulative translation and minimum pension adjustments.

    SFAS No. 131, "Disclosures about Segments of an Enter- prise and Related Information" was issued in July 1997 and adopted by the Company in 1998. The Company determines its reportable segments based on "the management approach." This method mirrors the segmentation utilized by the chief operating decision maker for internal performance assessment and operating decisions. For further discussion refer to Note (12) to the Consolidated Financial Statements.

    SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued in February 1998 and adopted by the Company in 1998. This statement revises the Company's disclosures about pension and other post-retirement benefit plans.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and will be adopted by the Company in 1999. This new pronouncement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company does not believe this pronouncement will have a material impact upon current reporting or results.

    (j) Use of estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the report of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) SPECIAL CHARGES AND DISCONTINUED OPERATIONS

1997 Special Charges

    In the third quarter of 1997, the Company established a pre-tax special charge of $35 million, primarily for plant closings and overhead cost reductions associated with the loss of a major aerosol customer who awarded its global aerosol business to a U.S. Can competitor. In addition, the Company established a pre-tax disposition provision of $17.2 million for the anticipated loss on the closure of its Metal Pail operation in North Brunswick, New Jersey. In November 1997, the Company sold this business for $1.4 million which resulted in a net pre-tax loss of only $13.3 million and the Company appropriately adjusted the provision.

    Also, in the fourth quarter of 1997, the Company, at the direction of its Board of Directors, employed the assistance of external business consultants to review operations and explore other avenues for enhancing shareholder value. As a result of this review, the Company established an additional pre-tax special charge of $14.7 million, primarily to include personnel reductions and the reduction of asset value associated with equipment used in the businesses the Company has exited or was in the process of exiting.

    The key elements of the third and fourth quarter restructuring included closure in 1998 of the Racine, Wisconsin aerosol assembly plant, the Midwest litho center in Alsip, Illinois, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California; a write-down to estimated proceeds for the sale of the Orlando, Florida machine engineering center ("OMEC") and the Baltimore, Maryland specialty and paint can distribution business; and organizational changes designed to reduce general overhead. On January 29, 1999, the Company completed the sale of OMEC for $4.5 million in cash.

    The third and fourth quarter special charge included $41.7 million for the non-cash write-off of assets related to the facilities to be closed or sold, (includes fixed assets of $34.1 million and unamortized goodwill of $7.6 million), $13.2 million for severance and related termination benefits for approximately 115 salaried and 370 hourly employees, and $8.1 million for other related closure costs.

Discontinued Operations

    On November 9, 1998, the Company sold its commercial Metal Services business (for approximately $31 million of net cash proceeds subject to final working capital adjustments). Based on the proceeds received, the Company recorded an incremental $8.5 million after-tax charge for the loss on the sale of this business in 1998. (In the fourth quarter of 1997, the Company had provided $3.2 million after income taxes for the loss on the sale of this business, primarily representing the excess of recorded carrying value over the estimated aggregate net proceeds, expected at that time, for the net assets to be sold).

    Metal Services included one plant in each of Chicago, Illinois; Trenton, New Jersey; and Brookfield, Ohio, and the closed Midwest Litho plant in Alsip, Illinois. The Company's historical financial statements have been restated to reflect this business as a discontinued operation.

    Revenues to third parties from these operations were $115.7 million and $94.3 million in the periods ending December 31, 1997 and November 8, 1998, respectively (excluding intra-company sales which are expected to be continued by the buyer and excluding ongoing third-party sales from the closed Midwest Litho facility, which have been transferred to other Metal Services facilities).

1998 Special Charges

    In 1998, the Company established a pre-tax restructuring provision of $35.9 million for additional plant closings, implementation of a national lithography strategy, an incremental provision for the anticipated loss on the sale of OMEC mentioned previously and a reassessment of 1997 special charges.

 The key elements of the 1998 restructuring provision include the closure of the Green Bay, Wisconsin aerosol assembly plant, the Alsip, Illinois general line plant, and the Columbiana, Ohio specialty plant expected to occur in 1999; a write-down to estimated proceeds for the sale of the metal closure business located in Glen Dale, West Virginia; and selected closures and realignment of facilities servicing the lithography needs of the Company's core business.

The restructuring provision includes $5.2 million for severance and related termination benefits for approximately 45 salaried and 250 production employees; $24.4 million for the non-cash write off of assets related to the facilities being closed or consolidated (includes fixed assets of $9.3 million and unamortized goodwill of $15.1 million); $3.3 million for the estimated net loss (book value in excess of proceeds) on the sale of the closure business and OMEC; $4.2 million for other related closure costs and ($1.2) million adjustment for 1997 items. The adjustment for 1997 items included subletting a facility sooner than expected, continuing a facility which had been scheduled to be sold and receiving less than expected proceeds on certain sold facilities.

    Cash costs for restructuring activities in 1998 were $8.3 million, including costs related to its discontinued operations. The Company anticipates spending another $7.5 million of such costs in 1999 and $7.8 million in cash costs in the year 2000 and beyond. The remainder of the restructuring provision primarily consists of non-cash items associated with the write-off of assets.

    The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no formal plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

              Restructuring Provision Rollforward
                        (000's omitted)
Balance December 31, 1996                                  --
  Special charge                                     $ 62,980
  Discontinued operations charge                        5,358
  Payments against reserve                             (2,801)
  Non-cash charges against reserve                    (30,456)
                                                     --------
Balance December 31, 1997                              35,081(a)
  Special charge                                       35,869
  Discontinued operations charge                       14,261
  Payments against reserve                             (8,251)
  Non-cash charges against reserve                    (33,573)
                                                     ========
BALANCE DECEMBER 31, 1998                            $ 43,387(a)
                                                     ========


(a) Includes $3.4 million and $17.7 million of long-term liabilities as of December 31, 1997 and 1998, respectively.

(4)  ACQUISITIONS

    In Spring 1996, the Company acquired from Alltrista Corporation ("Alltrista") for approximately $14.4 million and the assumption of a $0.5 million liability substantially all of the assets of Alltrista Metal Services ("AMS"), a division of Alltrista. In July of 1996, the Company discontinued operations at two of the former AMS plants.

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

    In September 1996, the Company completed the acquisition of a portion of Crown Cork & Seal Company, Inc.'s ("Crown's") European aerosol can businesses ("USC Europe") for $51.8 million, in addition to the assumption of debt of $5.8 million. This acquisition included manu- facturing operations in the United Kingdom, France, Spain and Germany, and the aerosol can manufacturing equipment and assets from a Crown facility in Italy. The companies acquired and established in connection with the USC Europe acquisition comprise the majority of the European Subsidiaries.

    In January 1997, the Company acquired certain assets from Owens-Illinois Closure Inc. ("O-I") for cash consideration of $11 million.

    Each of the foregoing business acquisitions was accounted for as a purchase for financial reporting purposes. Accordingly, assets and liabilities of the acquired companies were revalued to estimated fair values as of the acquisition date. The operating results of each acquired business are included in the consolidated statement of operations from the date of acquisition.

    In March 1998, a European Subsidiary acquired a 36.5% equity interest in Formametal S.A., an aerosol can manufacture located in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, Formametal has agreed to purchase approximately $2.6 million to $3.0 million of manufacturing equipment from the Company, and the Company has agreed to provide certain technical and engineering assistance to Formametal. The Company has also provided a guaranty in an amount not to exceed $2.0 million, to secure the repayments of certain indebtedness of Formametal. This investment is being accounted for on the equity method. December 31, 1998 results include a after-tax loss of $0.1 million as a result of the Company's investment in Formametal.

(5)  DEBT OBLIGATIONS

    The primary long-term debt obligations of the Company at December 31, 1997 and 1998, consisted of the following (000's omitted):


                                                        1997             1998
                                                     ---------        ---------
Senior debt -
  Revolving line of credit                           $  32,600        $      --
  Secured equipment notes                                4,825               --
  Capital lease obligations                             28,210           15,511
  Secured term loan                                     26,680           25,128
  Industrial revenue bonds                               7,500            7,500
  Mortgages and other                                    1,326            4,209
                                                     ---------        ---------
                                                       101,141           52,348
Less - Current maturities                               (9,635)          (6,731)
                                                     ---------        ---------
           Total senior debt                            91,506           45,617
Senior Subordinated 10  1/8% Notes                     275,000          264,325
                                                     ---------        ---------
           Total long-term debt                      $ 366,506        $ 309,942
                                                     =========        =========


    In April 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), providing a $110 million revolving credit facility, which was reduced to $80 million in 1998 because of the Company's reduced needs. Obligations under the Credit Agreement are secured by U.S. Can's domestic accounts receivable and inventories. Funds available under the Credit Agreement may be used for general corporate purposes (including working capital needs and permitted acquisitions).

    The loans under the Credit Agreement bear interest at a floating rate equal to, at the election of U.S. Can, one of the following: (i) the Base Rate (as defined in the Credit Agreement) per annum, or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus the then applicable margin, for specified interest periods of one, two, three, or six months. The weighted average interest rate of the loans outstanding under the Credit Agreement was 6.7% at December 31, 1997. U.S. Can is required to pay letter of credit fees based on the outstanding face amount on each letter of credit and a commitment fee based on the average daily unused portion of each lender's commitment under the Credit Agreement.

    As of December 31, 1998, U.S. Can had no borrowings outstanding under the Credit Agreement, $12.3 million in letters of credit issued pursuant thereto, and $67.7 million of unused credit remained available.

    Capital lease obligations mature in varying amounts from 1999 to 2005 and bear interest at various rates between 3.7% and 9.8%. Other debt, consisting of various governmental loans, real estate mortgages and secured equipment notes bearing interest at rates between 5.6% and 8.8%, matures at various times through 2015, and was used to finance the expansion of several manufacturing facilities.

    On December 20, 1996, U.K. Can, Ltd., one of the European Subsidiaries, entered into (and U.S. Can guaranteed) a $28 million secured term loan with General Electric Capital Corporation, to finance the acquisition of land, building and equipment comprising the Merthyr Tydfil, Wales production facility. This credit facility is secured by the real and personal property of U.S. Can's Merthyr Tydfil operation. The loan is denominated in U.S. Dollars. During 1997, in connection with the transaction, the Corporation entered into foreign currency contracts which allow the Company to exchange a fixed amount of U.K. Pounds for U.S. Dollars at certain dates which coincide with the repayment of principal and interest on the loan. The forward contracts are intended to hedge against fluctuations in currency rates.

    On October 17, 1996, the Corporation issued $275 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 in a private placement. These notes were exchanged in March 1997 for similar notes which are publicly registered. These exchange notes (the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon a change of control of the Corporation, as defined, the Noteholders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium.

    Net proceeds from the issuance of the 10 1/8% Notes were $268.1 million. The Company paid off its 13 1/2% Senior Subordinated Notes as of October 17, 1996 which resulted in an extraordinary charge in the fourth quarter of 1996 of $5.2 million (net of income taxes of $3.5 million) primarily representing the write off of related unamortized deferred financing costs.

    As part of the Company's focus on debt reduction, it repurchased through the open market and subsequently retired, $10.7 million of the outstanding 10 1/8% Notes in 1998. Under existing loan agreements the Company can elect to repurchase up to $40.0 million of the outstanding 10 1/8% Notes.

    Based upon borrowing rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $350 million and $324 million as of December 31, 1997 and 1998, respectively. No quoted market value is available, (except on the 10 1/8% Notes). These amounts, because they do not include certain costs such as prepayment penalties, do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

    Financing costs related to the issuance of new debt are deferred and amortized over the terms of the related debt agreements. Net deferred financing costs are recorded as other assets in the accompanying balance sheets.

    The Company paid interest on borrowings of $25.7 million, $35.2 million and $ 33.2 million in 1996, 1997 and 1998, respectively.

    The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. The covenants also restrict the Company's and U.S. Can's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make investments, acquisitions, mergers and transactions with affiliates. Due to the 1998 third quarter restructuring, the Company needed and obtained a waiver on certain financial covenants. The Credit Agreement was amended so that the restructuring charges are excluded in the covenant calculations. The Company did comply with all financial ratios and covenants at year end 1998.

    Under existing agreements, contractual maturities of long-term debt as of December 31, 1998 (including capital lease obligations), are as follows (000's omitted):

       1999                                           $6,731
       2000                                            5,183
       2001                                            6,878
       2002                                            6,547
       2003                                            2,155
       Thereafter                                    289,179
                                                 -----------
                                                 $   316,673
                                                 ===========

(6)  INCOME TAXES

    The Company does not provide for U. S. income taxes which would be payable if undistributed earnings of the European Subsidiaries were remitted to the U.S. because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits. Such unremitted earnings were $1.8 million and $4.0 million as of December 31, 1997 and 1998, respectively.

    The provision (benefit) for income taxes before discontinued operations and extraordinary item consisted of the following (000's omitted):


                                       1996             1997              1998
                                      -------         --------          -------
Current                               $ 7,844         $     --          $    --
Deferred                                4,124          (17,788)          (6,916)
Foreign                                   299              996            1,254
                                      -------         --------          -------
         Total                        $12,267         $(16,792)         $(5,662)
                                      =======         ========          =======


    Income taxes, net of refunds, of $2.9 million and $0.5 million were paid in 1996 and 1997, respectively, and none were paid in 1998.

    The principal items comprising the difference between taxes on pre-tax income from continuing operations before extraordinary item computed at the Federal statutory rate and the actual provision (benefit) for such income taxes for the years presented were as follows (000's omitted):


                                                1996        1997          1998
                                              -------     --------      -------
Tax provision (benefit) computed
    at the statutory rates                    $10,088     $(16,344)     $(4,483)
Nondeductible amortization
    of intangible assets                          370          396          238
State taxes, net of Federal effect              1,299         (801)        (659)
Other, net                                        510          (43)        (758)

                                              -------     --------      -------
    Provision (benefit) for
      income taxes                            $12,267     $(16,792)     $(5,662)
                                              =======     ========      =======

    Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Significant temporary differences representing deferred income tax benefits and obligations consisted of the following (000's omitted):


                                        DECEMBER 31, 1997           DECEMBER 31, 1998
                                        -----------------           -----------------
                                    BENEFITS      OBLIGATIONS   BENEFITS    OBLIGATIONS
                                    --------      -----------   --------    -----------
Vacation accrual                    $ 3,421      $     --       $ 3,475      $     --
Post-retirement benefits             11,069            --        12,694            --
Workers' compensation accrual           898            --         1,529            --
Pension accrual                       2,303            --         3,221            --
Inventory valuation reserves             --        (7,214)           --        (6,888)
Depreciation                             --       (37,707)           --       (32,914)
Alternative minimum tax credit
  carry-forwards                      4,470            --         4,310            --
Restructuring and overhead
  reduction reserves                 19,208            --        19,544            --
Net operating loss                    5,909            --         6,168            --
Other                                 6,766        (4,348)        9,945        (3,745)
                                    -------      --------       -------      --------
Total deferred income tax
  benefits (obligations)            $54,044      $(49,269)      $60,886      $(43,547)
                                    =======      ========       =======      ========


(7)  EMPLOYEE BENEFIT PLANS

    The Company maintains separate noncontributory pension and defined contribution plans covering most domestic hourly employees and all domestic salaried personnel, respectively. It is the Company's policy to fund accrued pension and defined contribution plan costs in compliance with ERISA requirements. The total cost of these plans charged against earnings was approximately $6.1 million, $6.5 million and $5.2 million for 1996, 1997 and 1998, respectively.

    The following presents the changes in the projected obligations for the plan years ended December 31, 1997 and 1998 (000's omitted):


                                                         1997            1998
                                                       --------        --------
Projected benefit obligation at
    the beginning of the year                          $ 16,343        $ 28,685
Net increase (decrease) during
    the year attributed to:
       Service cost                                         871             912
       Interest cost                                      1,679           1,887
       Actuarial (gain)/loss                              3,255          (1,104)
       Benefits paid                                     (1,285)         (1,547)
       Plan amendments                                    1,219             376
       Business combinations, divestitures,
          curtailments or settlements                     4,143              --
       Special termination benefits                       2,460              --
                                                       --------        --------
Net increase for the year                                12,342             524
                                                       --------        --------
Projected benefit obligation
    at the end of the year                             $ 28,685        $ 29,209
                                                       ========        ========


    The following table presents the change in the fair value of net assets available for plan benefits for the plan years ended December 31, 1997 and 1998 (000's omitted):

                                                         1997             1998
                                                       --------        --------
Fair value of net assets available
    at the beginning of the year                       $ 12,963        $ 22,825
Increase (decrease) during the year:
       Return on plan assets                              2,935           3,870
       Sponsor contributions                              2,405           2,780
       Benefits paid                                     (1,285)         (1,547)
       Business combinations, divestitures,
          curtailments or settlements                     5,807              --
                                                       --------        --------
Net increase for the year                                 9,862           5,103
                                                       --------        --------
Fair value of net assets available
    at the end of the year                             $ 22,825        $ 27,928
                                                       ========        ========


    The following table sets forth the funded status of the Company's domestic defined benefit pension plans, at December 31, 1997 and 1998 (000's omitted):


                                                          1997           1998
                                                        --------       --------
Actuarial present value of benefit obligation -
  Vested benefits                                       $(25,619)      $(26,608)
  Nonvested benefits                                      (3,066)        (2,601)
                                                        --------       --------
Accumulated benefit obligation                           (28,685)       (29,209)
  Fair value of plan assets                               22,825         27,928
                                                        --------       --------
  Projected benefit obligation in
      excess of plan assets                               (5,860)        (1,281)
Unrecognized transition obligation                            67             50
Unrecognized net gain (loss)                               1,003         (1,873)
Unrecognized prior-service costs                           1,956          1,903
                                                        --------       --------
Net amount recognized                                   $ (2,834)      $ (1,201)
                                                        ========       ========
Amounts recognized in the consolidated
    balance sheet consist of:
       Accrued benefit liability                        $ (5,860)      $ (1,281)
       Intangible asset                                    2,022             80
       Accumulated other comprehensive income              1,004             --
                                                        --------       --------
Net amount recognized                                   $ (2,834)      $ (1,201)
                                                        ========       ========

    The projected benefit obligation as of December 31, 1996, 1997 and 1998 was determined using an assumed discount rate of 7.5%, 7.0% and 7.0%, respectively. The expected long-term rate of return on plan assets used in determining net periodic pension cost was 8.0%, 8.5% and 8.5% in 1996, 1997, and 1998, respectively. The plan has a flat benefit formula; accordingly, the effect of projected future compensation levels is zero. The plan's assets consist primarily of shares of the Corporation's common stock, equity and bond funds, corporate bonds and investment contracts with insurance companies.

    The United States net periodic pension cost was as follows (000's omitted):


                                              1996          1997          1998
                                            -------       -------       -------
Service costs                               $   690       $   871       $   912
Interest costs                                1,133         1,679         1,887
    Return on assets                           (929)       (4,213)       (1,983)
Amortization of unrecognized
  transition obligation                          66             3            17
Prior service cost recognized                   204           297           313
Curtailment loss on severed employees            --         2,595            --
                                            -------       -------       -------
Net periodic pension cost                   $ 1,164       $ 1,232       $ 1,146
                                            =======       =======       =======

    In addition, hourly employees at eight plants are covered by union-sponsored collectively bargained, multi-employer pension plans. The Company contributed to these plans and charged to expense approximately $1.5 million, $1.4 million and $1.3 million in 1996, 1997 and 1998, respectively. The contributions are generally determined in accordance with the provisions of the negotiated labor contracts and are generally based on a per employee per week amount.

    In March 1996, 1997 and 1998, the Corporation contributed shares of Common Stock, valued at $0.4 million, $0.9 million and $0.7 million, respectively, to U.S. Can's Salaried Employees Savings and Retirement Accumulation Plan.

    The Company maintains two defined benefit plans for certain of its employees in the United Kingdom and in France. The United Kingdom plan benefits are based primarily on years of service and employee compensation. As of December 31, 1996, 1997 and 1998, the preliminary actuarially-determined accumulated benefit obligation was $28.8 million, $29.1 million and $28.8 million, respectively, with such amount being fully funded. The French plan benefits are based primarily on length of employee service. As of December 31, 1996, 1997 and 1998, the actuarially-determined accumulated benefit obligation was approximately $1.4 million, $1.8 million and $2.0 million, respectively, all of which was non-vested. This plan is not funded. The aggregate net pension expense in 1996, from the date of the USC Europe acquisition and full year 1997 and 1998, for these two plans was approximately $0.2 million, $0.8 million and $1.3 million, respectively.

(8) POST-RETIREMENT BENEFIT PLANS

    The Company provides health and life insurance benefits for certain domestic retired employees in connection with certain collective bargaining agreements.

    The following presents the changes in the accumulated post-retirement benefit obligations for the plan years ended December 31, 1997 and 1998 (000's omitted):


                                                         1997            1998
                                                       --------        --------
Accumulated post-retirement benefit
   obligations at the beginning of the year            $ 26,069        $ 29,533
Net increase (decrease) during the year
   attributable to:
     Service cost                                           406             424
     Interest cost                                        1,994           1,907
     Actuarial (gains)/losses                             2,626          (1,731)
     Benefits paid                                       (1,562)         (1,005)
                                                       --------        --------
Net increase (decrease) for the year                      3,464            (405)
                                                       --------        --------
Accumulated post-retirement benefit
   obligations at the end of the year                  $ 29,533        $ 29,128
                                                       ========        ========

    The Company's post-retirement benefit plans currently are not funded. The status of the plans at December 31, 1997 and 1998, is as follows (000's omitted):


                                                          1997           1998
                                                        --------       --------
Accumulated post-retirement benefit obligations:
     Active employees                                   $(11,793)      $(11,477)
         Retirees                                        (17,740)       (17,651)
                                                        --------       --------
Total accumulated post-retirement
   benefit obligations                                   (29,533)       (29,128)
Unrecognized net loss                                      4,317          2,586
                                                        --------       --------
Net amount recognized                                   $(25,216)      $(26,542)
                                                        ========       ========


    Net periodic post-retirement benefit costs for the Company's domestic post-retirement benefit plans for the years ended December 31, 1996, 1997 and 1998, included the following components (000's omitted):


                                             1996           1997           1998
                                            ------         ------         ------
Service cost                                $  388         $  406         $  424
Interest cost                                1,851          1,994          1,907
Amortization of net loss                        --             10             --
                                            ------         ------         ------
Net periodic post-retirement
  benefit cost                              $2,239         $2,410         $2,331
                                            ======         ======         ======


    The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 10% in 1996, 9% in 1997 and 8% in 1998, declining to 7% by the year 1999 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 1998 and 1997, by approximately $3.1 million and $3.0 million, respectively, and the total of the service and interest cost components of net post-retirement benefit cost for both of the years then ended by approximately $0.3 million. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 1998 and 1997, by approximately $2.8 million and $2.7 million, respectively, and the total of the service and interest cost components of net post-retirement benefit cost for both of the years then ended by approximately $0.3 million. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%, 7.0% and 7.0%, in 1996, 1997 and 1998, respectively.

    As of December 31, 1997 and 1998, the Company had recorded a liability of $3.3 million and $3.4 million, respectively, for benefit obligations for which a former executive was fully eligible to receive on a periodic payment basis beginning August 1, 1998. The principal source of funding for this obligation is an insurance policy on the executive's life for which the Company is currently paying the premium.

(9) COMMITMENTS AND CONTINGENCIES

Environmental

    The processes involved in the lithography and certain aspects of the manufacture of steel containers have historically involved the use and handling of materials now classified as hazardous substances under various laws.

    The Company has been named as a potentially responsible party ("PRP") for costs incurred in the clean-up of a property located in San Leandro, California, formerly a site of one of the Company's can assembly plants. The Company has indemnified the owner of the property against this matter. Extensive soil and groundwater investigative work has been preformed at this site. The Company does not believe there is any on-site source of groundwater contamination. Nevertheless, the Company has agreed to participate in a coordinated sampling event in 1999 with other PRP's. To date, there is no resolution of this matter.

    The Company acquired five aerosol can-making operations in Europe in 1996. The Company conducted an audit (with assistance of an outside consultant) of the sites but did no subsurface sampling. Certain of these operations are in historically industrialized areas. Warranties were provided by the seller but there can be no assurance that there are not unknown environmental liabilities.

    As a PRP at various superfund sites in the U.S., the Company is or may be legally responsible, jointly and severally with other members of the PRP group, for the cost of remediation of these sites. Based on currently available data, the Company believes its contribution, and/or the contribution of its predecessors, to these sites was in most cases, de minimis.

    The Company has established reserves in accordance with the policy described in Note (2) to the Consolidated Financial Statements of $0.5 million for future ascertainable costs of environmental remediation. Management does not believe that such costs, if any, in excess of the reserve will have a material adverse effect on the Company's results of operations or financial condition. In making this assessment, the Company considered all information available to it including its and other companies' reported prior experience in dealing with such matters, data released by the EPA and reports by independent environmental consultants regarding certain matters. The Company has made, and expects to continue to make, significant capital expenditures to upgrade its facilities in accordance with current and pending environmental regulations and administrative proceedings.

Legal

    An Administrative Law Judge of the National Labor Relations Board ("NLRB") has issued a decision ordering the Company to pay $1.5 million in back pay, plus interest, for a violation of certain sections of the National Labor Relations Act as a result of the Company's closure of certain facilities in 1991 and failure to offer inter-plant job opportunities to affected employees. The Company has appealed this decision on the grounds, among others, that the Company is entitled to a credit against this award for certain pension payments. The Company believes its appeal will be successful and the claim will not exceed the liability recorded.

    The Company, including the European Subsidiaries, is involved in various legal actions and administrative proceedings. Management is of the opinion that their outcome will not have a material effect on the Company's financial position or results of operations.

Purchase Commitments

    As parts of its national lithography strategy, the Company is investing in certain lithography process equipment with a foreign vendor. In an effort to limit foreign exchange risk related to this purchase commitment, the Company entered into a series of German Deutsch Mark/Dollar forward hedge contracts that will not exceed $17 million payable in varying amounts throughout 1999 with a final payment in February 2000.

Leases

    The Company has entered into agreements to lease certain property under terms which qualify as capital leases. Capital leases consist primarily of data processing equipment and various production machinery and equipment. Most capital leases contain renewal options and some contain purchase options. The December 31, 1997 and 1998 capital lease asset balances were $37.8 million and $31.7 million, net of accumulated amortization of $18.8 million and $20.4 million, respectively.

    The Company also maintains operating leases on various plant and office facilities, vehicles and office equipment. Rent expense under operating leases for the years ended December 31, 1996, 1997 and 1998, was $9.2 million, $6.8 million and $6.8 million, respectively.

     At December 31, 1998, minimum payments due under these leases were as follows (000's omitted):

                                               Capital        Operating
                                               Leases          Leases
                                               ------          ------
1999                                         $  5,077         $  5,340
2000                                            3,032            4,377
2001                                            4,608            3,630
2002                                            4,245            2,927
2003                                              512            1,501
Thereafter                                        772            5,611
                                             --------         --------
Total minimum lease payments                   18,246         $ 23,386
                                                              ========
Amount representing interest                   (2,735)
Present value of net minimum capital         --------
lease payments                               $ 15,511
                                             ========




(10) EQUITY INCENTIVE PLANS

     The Company has various programs to provide incentives for management so as to align management's interest with those of the Company's shareholders. These plans are described in the following table:


                                                       EXERCISE
                                     NO. OF              PRICE               MAXIMUM
      PLAN                           SHARES           (PER SHARE)              TERM
      ----                           ------           -----------              ----
1984 Incentive                       240,000              Market              10 years
Stock Option Plan                                         Price

1993/1994 Option                     550,000              Market           10 years (4 year
Plans                                                     Price                vesting)

Annual Stock                           (A)             Market Price          1 year (Being
Purchase Plans                                           less 15%          eliminated after
                                                         discount           1999 plan year)


Equity Incentive                     650,000              Market              10 years
Plan (Options, SAR's                                       Price
Restricted Stock) (B)

1997 Equity                          400,000              Market              7-10 years
Incentive Plan                                             Price

1998 Equity                          600,000              Market              10 years
Incentive Plan                                             Price


     (A) Limited to 7.5% of each participating employee's salary. During 1996, 1997, and 1998, the Corporation issued common stock valued at $0.5 million, $0.7 million and $0.7 million, respectively, related to the Stock Purchase Plan.

     (B) Incentive Stock Options ("ISOs") granted under the plan ranged in price from $16.50 to $20.88 per share. Non-qualified stock options ("NSOs") were issued at $18.75 per share.

     No stock appreciation rights ("SARS") have been issued.

     Restricted shares are dependent on continued employment and transferability is limited, unless waived by the Board of Directors upon termination of employment.

     Restricted shares are charged to stockholders equity at their fair value and amortized as expense on a straight line basis over the restriction period. Shares awarded were: 1996: 67,000 shares or $1.1 million; 1997: 95,630 shares or $1.4 million; 1998: 17,140 shares or $0.3 million. Amortization charges were $0.5 million, $2.4 million and $1.7 million during 1996, 1997 and 1998, respectively.

     A summary of the status of the Company's stock option plans at December 31, 1996, 1997 and 1998, and changes during the years then ended, is presented in the tables below:

                                Options Outstanding             Exercisable Options
                                          Wtd. Avg.                       Wtd. Avg.
                                          Exercise                        Exercise
                               Shares       Price            Shares         Price
                               ------       -----            ------         -----
January 1, 1996               956,792     $   14.00          403,469      $   11.48
  Granted                      83,897         14.56
  Exercised                   (28,350)        16.94
  Canceled                    (94,567)        17.21
                            ---------     ---------
December 31, 1996             917,772     $   13.63          744,499      $   13.15
  Granted                     100,000         19.03
  Exercised                   (12,000)        12.00
  Canceled                   (129,272)         3.63
                            ---------     ---------
December 31, 1997             876,500     $   14.63          867,250      $   14.59
  Granted                     916,750         16.91
  Exercised                  (112,222)        12.01
  Canceled                    (79,726)        17.38
                            ---------     ---------
December 31, 1998           1,601,302     $   15.93          820,280      $   15.03
                            =========     =========


                                          Options Outstanding                           Exercisable Options
                                          at December 31, 1998                         at December 31, 1998
                                          --------------------                         --------------------
                                                Wtd. Avg.
                                                Remaining       Wtd. Avg.                          Wtd. Avg.
    Range of                                    Contractual     Exercise                           Exercise
Exercise Prices                Shares           Life (Years)     Price            Shares             Price
---------------                ------           ------------     -----            ------             -----
$ 8.00 to $15.75               363,500              3.0        $   11.67          348,500          $   11.57
$16.00 to $21.50             1,237,802              8.4            17.18          471,780              17.58
                             ---------                                            -------          ---------
                             1,601,302              7.2        $   15.93          820,280          $   15.03
                             =========                                            =======          =========




     Had compensation costs been determined on the fair value-based accounting method for options granted in 1996, 1997 and 1998, pro forma net income (loss) and diluted earnings (loss) per share would have been $11.0 million and $0.84, respectively, for 1996, ($32.4) million and ($2.49), respectively, for 1997 and ($19.5) million and ($1.47), respectively, for 1998. As compensation costs for options granted prior to January 1, 1996, were not remeasured for purposes of this pro forma disclosure, such disclosure may not be representative of such future pro forma disclosures.

     The weighted-average estimated fair value of options granted during 1996, 1997 and 1998 was $2.42, $6.80 and $8.80, respectively. The fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-aver-age assumptions for options granted in 1996, 1997 and 1998, respectively; risk-free interest rate of 5.8%, 6.2% and 5.2%; expected lives of 6.3 years, 7.0 years and 8.9 years; expected volatility of 35.4%, 28.3% and 33.1%; and no dividends for any year.

(11) SHAREHOLDER RIGHTS PLAN / CHANGE OF CONTROL

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

     In addition, the Company has adopted certain change of control protection that, under certain circumstances, would increase compensation and benefits of certain executive officers and other key managers.

(12) SEGMENTATION

     The Company has established three segments by which management monitors and evaluates business performance, customer base and market share. These segments (Aerosol; Paint, Plastic & General Line and Custom & Specialty) have separate management teams and distinct product lines.

     The aerosol segment has two units: United States and International. The segment produces steel aerosol containers for personal care, household, automotive, paint and industrial products. The Paint, Plastic & General Line segment produces round cans for paint and coatings, oblong cans for such items as lighter fluid and turpentine as well as plastic containers for industrial and consumer products. Custom & Specialty produces a wide array of functional and decorative tins, containers and other products.

     The accounting policies of the segments are the same as those described in Note (1) to the Consolidated Financial Statements. No single customer accounted for more than 10% of the Company's total net sales during 1996, 1997 or 1998.

     Financial information relating to the Company's operations by geographic area was as follows (000's omitted):

                               UNITED
                               STATES           EUROPE         CONSOLIDATED
                            ------------     ------------      ------------
1996
----
Net sales                    $627,860          $ 32,763          $660,623
Identifiable assets           538,389           105,227           643,616

1997
----
Net sales                    $650,643          $105,032          $755,675
Identifiable assets           517,283           116,421           633,704

1998
----
Net sales                    $593,606          $116,640          $710,246
Identifiable assets           424,404           131,167           555,571


     The following is a summary of revenues from external customers, income
(loss) from operations, depreciation and amortization of capital leases and identifiable assets for the years ended December 31, 1996, 1997 and 1998 (000's omitted):

                                             1996                 1997               1998
                                             ----                 ----               ----
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol                                    $ 425,881           $ 484,337           $ 471,323
Paint, Plastic, & General Line               164,453             186,509             164,050
Custom & Specialty                            70,289              84,829              74,873
                                           ---------           ---------           ---------
Total revenues                             $ 660,623           $ 755,675           $ 710,246
                                           =========           =========           =========

INCOME (LOSS) FROM OPERATIONS:
Aerosol                                    $  88,094           $  80,647           $  79,271
Paint, Plastic, & General Line                11,936              12,394              15,640
Custom & Specialty                             8,523               6,823              10,972
Corporate and eliminations (a)               (48,038)           (105,971)            (82,313)
                                           ---------           ---------           ---------
Total income (loss)
     from operations                       $  60,515           $  (6,107)          $  23,570
                                           =========           =========           =========

CAPITAL SPENDING:
Aerosol                                    $  26,615           $  34,150           $  16,830
Paint, Plastic, & General Line                 6,717               8,560               1,360
Custom & Specialty                             6,127               7,270                 547
Corporate                                      9,171               4,050               4,091
                                           ---------           ---------           ---------
Total income
    from operations                        $  48,630           $  54,030           $  22,828
                                           =========           =========           =========

DEPRECIATION AND AMORTIZATION
OF CAPITAL LEASES:
Aerosol                                    $  17,722           $  22,481           $  21,126
Paint, Plastic, & General Line                 4,474               6,051               5,649
Custom & Specialty                             1,866               2,577               2,457
Corporate                                      3,730               3,611               1,053
                                           ---------           ---------           ---------
Total depreciation and
    amortization                           $  27,792           $  34,720           $  30,285
                                           =========           =========           =========

IDENTIFIABLE ASSETS:
Aerosol                                    $ 307,012           $ 317,555           $ 317,908
Paint, Plastic, & General Line               106,423             100,600              92,629
Custom & Specialty                            84,002              93,972              73,019
Corporate                                    146,179             121,577              72,015
                                           ---------           ---------           ---------
Total identifiable assets                  $ 643,616           $ 633,704           $ 555,571
                                           =========           =========           =========




     (a) Special charges are included in Corporate costs. Management does not evaluate segment performance including such charges.

(13) QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited interim results of operations for each of the quarters in 1997 and 1998.

                                                FIRST QTR              SECOND QTR              THIRD QTR              FOURTH QTR
                                            1997        1998         1997       1998        1997       1998         1997      1998
                                         ---------------------   ---------------------   --------------------   --------------------

NET SALES                                $ 204,175   $ 192,363   $ 196,088   $ 183,473   $ 195,021  $ 177,920   $ 160,391  $ 156,490
SPECIAL CHARGES (a)                             --          --          --          --      52,159     35,869      10,821         --
OPERATING INCOME (LOSS)                     16,576      14,955      14,019      15,190     (37,393)   (20,099)        691     13,524
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                 3,854       3,082       2,366       3,805     (30,298)   (17,358)     (5,828)     2,946
NET INCOME (LOSS)                        $   4,338   $   3,082   $   2,771   $   3,805   $ (29,807) $ (25,886)  $  (9,334) $   2,946
                                         =====================   =====================   ====================   ====================

DILUTED EARNINGS (LOSS) PER SHARE        $    0.33   $    0.23   $    0.21   $    0.28   $   (2.28) $   (1.94)  $   (0.71) $    0.22
                                         =====================   =====================   ====================   ====================

Weighted average shares and equivalent
shares outstanding (000's)                  13,155      13,257      13,163      13,401      13,092     13,325      13,129     13,443



(a)  See Note 3 to the Consolidated Financial Statements.

(14) SUBSIDIARY GUARANTOR INFORMATION

                  The 10 1/8% Notes are guranteed on a full, unconditional, unsecured, senior subordianted, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through December 31, 1998, U.S. Can, wholly owned by the corporation, was the only Subsidiary Guarantor. The Corporation had no assets or operations separate from its investment in U.S. Can, and there were no Non-Guarantor Subsidiaries until the acquisition by U.S. Can of USC Europe on September 11, 1996. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

         The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the European Subsidiaries (the "Non-Guarantor Subsidiaries"), as of and for the years ended December 31, 1996, 1997, and 1998. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                      US CAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1998
                                (000's omitted)

                                                                   UNITED STATES CAN
                                                       U.S. CAN         COMPANY       USC EUROPE(NON                  U.S. CAN
                                                     CORPORATION      (SUBSIDIARY       GUARANTOR                   CORPORATION
                                                      (PARENT)         GUARANTOR)     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------------------------------------------------------------------------
NET SALES                                            $    --           $ 593,606        $ 116,640      $    --        $ 710,246
COST OF SALES                                             --             513,886          104,270           --          618,156
                                                     ----------        ----------       ---------      ---------      ----------
     Gross income                                         --              79,720           12,370           --           92,090
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              --              26,183            6,468           --           32,651
SPECIAL CHARGES                                           --              35,869             --             --           35,869
                                                     ----------        ----------       ---------      ---------      ----------
     Operating income                                     --              17,668            5,902           --           23,570
INTEREST EXPENSE ON BORROWINGS                            --              30,582            2,600           --           33,182
AMORTIZATION OF DEFERRED FINANCING COSTS                  --               1,753             --                           1,753
OTHER EXPENSES                                            --               1,822             --             --            1,822
EQUITY EARNINGS (LOSS) SUBSIDIARY                      (16,053)            2,048             --           14,005           --
PROVISION (BENEFIT) FOR INCOME TAXES                      --              (6,916)           1,254           --           (5,662)
NET LOSS FROM DISCONTINUED OPERATIONS                     --              (8,528)            --             --           (8,528)
                                                     ----------        ----------       ---------      ---------      ----------
NET INCOME (LOSS)                                    $ (16,053)        $ (16,053)       $   2,048      $  14,005      $ (16,053)
                                                     ==========        ==========       =========      =========      ==========


                      U.S.CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (000'S OMITTED)

                                                                   UNITED STATES CAN
                                                      U.S. CAN         COMPANY       USC EUROPE(NON                  U.S. CAN
                                                     CORPORATION      (SUBSIDIARY       GUARANTOR                   CORPORATION
                                                      (PARENT)         GUARANTOR)     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    -----------------------------------------------------------------------------
NET SALES                                            $    --           $ 650,643         $ 105,032    $     --        $ 755,675
COST OF SALES                                             --             569,292            96,463          --          665,755
                                                     ----------        ----------        ---------     ---------      ----------
     Gross income                                         --              81,351             8,569          --           89,920
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              --              28,784             4,263          --           33,047
SPECIAL CHARGES                                           --              62,980              --            --           62,980
                                                     ----------        ----------        ---------     ---------      ----------
     Operating income (loss)                              --             (10,413)            4,306          --           (6,107)
INTEREST EXPENSE ON BORROWINGS                            --              34,869             1,998          --           36,867
AMORTIZATION OF DEFERRED FINANCING COSTS                  --               1,738              --                          1,738
OTHER EXPENSES                                            --               1,986              --            --            1,986
EQUITY EARNINGS (LOSS) SUBSIDIARY                      (32,032)            1,312              --          30,720            --
PROVISION (BENEFIT) FOR INCOME TAXES                      --             (17,788)              996          --          (16,792)
NET LOSS FROM DISCONTINUED OPERATIONS                     --               1,078              --            --            1,078
NET INCOME FROM DISCONTINUATION OF BUSINESS               --              (3,204)             --            --           (3,204)
                                                     ----------        ----------        ---------     ---------      ---------
NET INCOME (LOSS)                                    $ (32,032)        $ (32,032)        $   1,312     $  30,720      $ (32,032)
                                                     ==========        ==========        =========     =========      =========

                      U.S.CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (000'S OMITTED)

                                                                   UNITED STATES CAN
                                                      U.S. CAN         COMPANY       USC EUROPE(NON                  U.S. CAN
                                                     CORPORATION      (SUBSIDIARY       GUARANTOR                   CORPORATION
                                                      (PARENT)         GUARANTOR)     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    ----------------------------------------------------------------------------
NET SALES                                              $    --         $ 627,860        $  32,763       $    --       $ 660,623
COST OF SALES                                               --           541,167           30,500            --         571,667
                                                       ---------       ---------        ---------       ---------     ---------
     Gross income                                           --            86,693            2,263            --          88,956
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                --            27,153            1,288            --          28,441
SPECIAL CHARGES                                             --              --               --              --           --
                                                       ---------       ---------        ---------       ---------     ---------
     Operating income (loss)                                --            59,540              975            --          60,515
INTEREST EXPENSE ON BORROWINGS                              --            28,159              228            --          28,387
AMORTIZATION OF DEFERRED FINANCING COSTS                    --             1,518             --              --           1,518
OTHER EXPENSES                                              --             1,851              (63)           --           1,788
EQUITY EARNINGS (LOSS) SUBSIDIARY                         11,751             511             --           (12,262)        --
PROVISION (BENEFIT) FOR INCOME TAXES                        --            11,968              299            --          12,267
NET LOSS FROM DISCONTINUED OPERATIONS                       --               446             --              --             446
NET INCOME FROM DISCONTINUATION OF BUSINESS                 --            (5,250)            --              --          (5,250)
                                                       ---------       ---------        ---------       ---------     ---------
NET INCOME (LOSS)                                      $  11,751       $  11,751        $     511       $ (12,262)    $  11,751
                                                       =========       =========        =========       =========     =========

                     U.S. CAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (000's OMITTED)

                                                                     UNITED STATES
                                                       U.S. CAN       CAN COMPANY      USC EUROPE                    U.S. CAN
                                                     CORPORATION      (SUBSIDIARY)   (NON-GUARANTOR                 CORPORATION
                                                      (PARENT)         GUARANTOR      SUBSIDIARIES)  ELIMINATIONS  CONSOLIDATED
                                                    -----------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                          $    -            $   9,408          $  8,664     $     -         $ 18,072
  Accounts receivable                                     -               41,461            22,281           -           63,742
  Inventories                                             -               74,965            19,922           -           94,887
  Prepaid expenses and other assets                       -               35,856             3,089           -           38,945
                                                     ---------         ----------         --------     ----------      --------
    Total current assets                                  -              161,690            53,956           -          215,646
NET PROPERTY, PLANT AND EQUIPMENT                         -              197,677            70,325           -          268,002
INTANGIBLE ASSETS                                         -               51,928               -             -           51,928
OTHER ASSETS                                          270,587              6,847             6,886      (264,325)        19,995
INVESTMENT IN SUBSIDIARIES                             40,383             53,144               -         (93,527)           -
                                                     ---------         ----------         --------     ----------      --------
    Total assets                                     $310,970          $ 471,286          $131,167     $(357,852)      $555,571
                                                     =========         ==========         ========     ==========      ========

CURRENT LIABILITIES
  Current maturities of long-term debt               $    -            $   3,922          $  2,809     $     -         $  6,731
  Accounts payable                                        -               37,089            15,228           -           52,317
  Other current liabilities                               -               67,735            12,751           -           80,486
                                                     ---------         ----------         --------     ----------      --------
    Total current liabilities                             -              108,746            30,788           -          139,534
SENIOR DEBT                                                               19,134            26,483           -           45,617
SUBORDINATED DEBT                                     264,325            264,325               -        (264,325)       264,325
OTHER LONG-TERM LIABILITIES                               -               51,656             4,262           -           55,918
INTERCOMPANY ADVANCES                                  (3,532)           (12,958)           16,490           -              -
STOCKHOLDERS' EQUITY                                   50,177             40,383            53,144       (93,527)        50,177
                                                     ---------         ----------         --------     ----------      --------
    Total liabilities and stockholders' equity       $310,970          $ 471,286          $131,167     $(357,852)      $555,571
                                                     =========         ==========         ========     ==========      ========

                      US CAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (000s OMITTED)

                                                                     UNITED STATES
                                                       U.S. CAN       CAN COMPANY     USC EUROPE                     U.S. CAN
                                                     CORPORATION      (SUBSIDIARY)  (NON-GUARANTOR                  CORPORATION
                                                       (PARENT)        GUARANTOR     SUBSIDIARIES)   ELIMINATIONS  CONSOLIDATED
                                                    -----------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                          $    -            $    415        $  6,358        $     -         $  6,773
  Accounts receivable                                     -              53,559          20,578              -           74,137
  Inventories                                             -              93,028          16,430              -          109,458
  Prepaid expenses and other assets                       -              36,652           3,599              -           40,251
                                                     --------          --------        --------        ----------      --------
    Total current assets                                  -             183,654          46,965              -          230,619
NET PROPERTY, PLANT AND EQUIPMENT                         -             256,464          67,833              -          324,297
INTANGIBLE ASSETS                                         -              59,578             -                -           59,578
OTHER ASSETS                                          282,347            10,240           1,623         (275,000)        19,210
INVESTMENT IN SUBSIDIARIES                             60,962            48,646             -           (109,608)           -
                                                     --------          --------        --------        ----------      --------
    Total assets                                     $343,309          $558,582        $116,421        $(384,608)      $633,704
                                                     ========          ========        ========        ==========      ========

CURRENT LIABILITIES
  Current maturities of long-term debt               $    -            $  6,817        $  2,818        $     -         $  9,635
  Accounts payable                                        -              42,155          16,331              -           58,486
  Other current liabilities                               -              73,480           8,247              -           81,727
                                                     --------          --------        --------        ----------      --------
    Total current liabilities                             -             122,452          27,396              -          149,848
SENIOR DEBT                                               -              61,850          29,656              -           91,506
SUBORDINATED DEBT                                     275,000           275,000             -           (275,000)       275,000
OTHER LONG-TERM LIABILITIES                               -              52,031           3,006              -           55,037
INTERCOMPANY ADVANCES                                   5,996           (13,713)          7,717              -              -
STOCKHOLDERS' EQUITY                                   62,313            60,962          48,646         (109,608)        62,313
                                                     --------          --------        --------        ----------      --------
    Total liabilities and stockholders' equity       $343,309          $558,582        $116,421        $(384,608)      $633,704
                                                     ========          ========        ========        ==========      ========

'
                      U.S. CAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31,1998
                                 (000s omitted)

                                                                             UNITED STATES
                                                                   US CAN     CAN COMPANY    USC EUROPE                  US CAN
                                                                 CORPORATION (SUBSIDIARY)  (NON-GUARANTOR              CORPORATION
                                                                  (PARENT)    GUARANTOR     SUBSIDIARIES) ELIMINATIONS CONSOLIDATED
                                                                 ------------ ------------ -------------- ------------ -----------

CASH FLOWS FROM OPERATING ACTIVITIES                                $    --     $ 54,913      $ 10,050     $    --         $ 64,963
                                                                   --------     --------      --------    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   --      (17,266)       (5,562)         --          (22,828)
  Acquisition of businesses, net of cash acquired                        --           --            --          --               --
  Proceeds on sale of businesses                                         --       28,296            --          --           28,296
  Proceeds from sale of property                                         --        6,578            23          --            6,601
  Investment in Formametal S.A                                           --           --        (3,000)         --           (3,000)
                                                                   --------     --------      --------    --------         --------
      Net cash used in investing activities                              --       17,608        (8,539)         --            9,069
                                                                   --------     --------      --------    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options              1,658       (3,000)        3,000          --            1,658
  Changes in intercompany advances                                   10,747      (10,747)           --          --               --
  Borrowings (payments) under the revolving line of
    credit and changes in cash overdrafts                                --      (36,770)           --          --          (36,770)
  Repurchase of 10 1/8% Notes                                       (10,675)          --            --          --          (10,675)
  Borrowings of other long-term debt, including
    capital lease obligations                                            --           --            --          --               --
  Payments of other long-term debt, including
    capital lease obligations                                                    (13,011)       (2,607)                     (15,618)
  Purchase of treasury stock, net                                    (1,730)          --            --          --           (1,730)
                                                                   --------     --------      --------    --------         --------
      Net cash provided by financing activities                          --      (63,528)          393          --          (63,135)
                                                                   --------     --------      --------    --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  --           --           402          --              402
                                                                   --------     --------      --------    --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS                                    --        8,993         2,306          --           11,299
CASH AND CASH EQUIVALENTS, beginning of year                             --          415         6,358          --            6,773
                                                                   --------     --------      --------    --------         --------
CASH AND CASH EQUIVALENTS, end of year                               $   --     $  9,408      $  8,664      $   --         $ 18,072
                                                                   ========     ========      ========    ========         ========

                       US CAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (000s omitted)


                                                              UNITED STATES
                                                  US CAN       CAN COMPANY     USC EUROPE                      US CAN
                                               CORPORATION     (SUBSIDIARY)   (NON-GUARANTOR                 CORPORATION
                                                 (PARENT)       GUARANTOR     SUBSIDIARIES)   ELIMINATIONS   CONSOLIDATED
                                               ------------    -----------    -------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES              $   --         $ 65,035       $   (973)         $--         $ 64,062
                                                  --------       --------       --------         ----         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                --          (36,122)       (17,908)          --          (54,030)
  Acquisition of businesses, net of
    cash acquired                                     --          (12,398)          --             --          (12,398)
  Proceeds on sale of business                        --            1,000           --             --            1,000
  Proceeds from sale of property                      --             --              630           --              630
                                                  --------       --------       --------         ----         --------
      Net cash used in investing
        activities                                    --          (47,520)       (17,278)          --          (64,798)
                                                  --------       --------       --------         ----         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and
    exercise of stock options                          152           --             --             --              152
  Changes in intercompany advances                   1,027          4,629         (5,656)          --             --
  Net borrowings under the revolving
    line of credit and changes in cash
    overdrafts                                        --            1,931           --             --            1,931
  Borrowings of other long-term debt,
    including capital lease obligations               --           (1,086)        26,021           --           24,935
  Payments of other long-term debt,
    including capital lease obligations               --          (21,628)          (724)          --          (22,352)
  Payments of debt refinancing costs                  --           (1,574)          --             --           (1,574)
  Purchase of treasury stock, net                   (1,179)          --             --             --           (1,179)
                                                  --------       --------       --------         ----         --------
      Net cash provided by financing
        activities                                    --          (17,728)        19,641           --            1,913
                                                  --------       --------       --------         ----         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH               --             --           (2,370)          --           (2,370)
                                                  --------       --------       --------         ----         --------
INCREASE IN CASH AND CASH EQUIVALENTS                 --             (213)          (980)          --           (1,193)
CASH AND CASH EQUIVALENTS, beginning of year          --              628          7,338           --            7,966
                                                  --------       --------       --------         ----         --------
CASH AND CASH EQUIVALENTS, end of year            $   --         $    415       $  6,358          $--         $  6,773
                                                  ========       ========       ========         ====         ========

                       US CAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 1996
                                (000's omitted)


                                                                    UNITED STATES
                                                          US CAN     CAN COMPANY   USC EUROPE                   US CAN
                                                        CORPORATION (SUBSIDIARY) (NON-GUARANTOR                CORPORATION
                                                         (PARENT)    GUARANTOR   SUBSIDIARIES)   ELIMINATIONS  CONSOLIDATED
                                                        ----------- ------------ -------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES                     $    --        $  26,274      $   3,986      $--        $  30,260
                                                         ---------      ---------      ---------      ---        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        --          (38,294)       (10,336)      --          (48,630)
  Acquisition of businesses, net of cash acquired             --          (29,655)       (51,239)      --          (80,894)
  Proceeds on sale of business                                --            1,455           --         --            1,455
  Proceeds from sale of property                              --            1,515           --         --            1,515
                                                         ---------      ---------      ---------      ---        ---------
      Net cash used in investing activities                   --          (64,979)       (61,575)      --         (126,554)
                                                         ---------      ---------      ---------      ---        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of
    stock options                                               18        (51,100)        51,100       --               18
  Changes in intercompany advances                        (274,785)       261,412         13,373       --             --
  Net borrowings under the revolving line of credit
    and changes in cash overdrafts                            --          (25,052)          --         --          (25,052)
  Issuance of 10 1/8% Notes                                275,000           --             --         --          275,000
  Borrowings of other long-term debt, including
    capital lease obligations                                 --           14,247           --         --           14,247
  Payments of other long-term debt, including
    capital lease obligations                                 --         (151,051)          (101)      --         (151,152)
  Payments of debt refinancing costs                          --           (9,259)          --         --           (9,259)
  Purchase of treasury stock, net                             (233)          --             --         --             (233)
                                                         ---------      ---------      ---------      ---        ---------
      Net cash provided by financing activities               --           39,197         64,372       --          103,569
                                                         ---------      ---------      ---------      ---        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       --             --              555       --              555
                                                         ---------      ---------      ---------      ---        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                         --              492          7,338       --            7,830
CASH AND CASH EQUIVALENTS, beginning of year                  --              136           --         --              136
                                                         ---------      ---------      ---------      ---        ---------
CASH AND CASH EQUIVALENTS, end of year                   $    --        $     628      $   7,338      $--        $   7,966
                                                         =========      =========      =========      ===        =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to "Election of Directors," "Executive Officers and Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Corporation's 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to "Executive Officers and Directors - Compensation of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to "Principal Stockholders" in the Corporation's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1)  Financial Statements commence on p.15.

             (2)  Financial Statement Schedules

                  All schedules are omitted as they are inapplicable or not required, or the required information is included in the financial statements or in the notes thereto.

             (3) Exhibits:A list of Exhibits is included in the Exhibit Index, which appears following the signature pages and incorporated by reference herein.

         The Company agrees that, upon request, it will furnish a copy of any instrument with respect to long-term debt less than or equal to 10 percent of its total consolidated assets.

         (b) No reports on Form 8-K were filed by the Corporation during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.


                             U.S. CAN CORPORATION

                             By:  /s/ Paul W. Jones
                                ----------------------------------
                                      Paul W. Jones
                             President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 1999.

         SIGNATURE                                                 TITLE
         ---------                                                 -----


/s/ Paul W. Jones                          Chairman of the Board, President and Chief Executive
-----------------------------------------  Officer
Paul W. Jones


/s/ John L. Workman                        Executive Vice President and Chief Financial
-----------------------------------------  Officer
John L. Workman


/s/ John R. McGowan                        Vice President and Controller
-----------------------------------------
John R. McGowan


/s/ Calvin W. Aurand, Jr.                  Director
-----------------------------------------
Calvin W. Aurand, Jr.


/s/ Benjamin F. Bailar                     Director
-----------------------------------------
Benjamin F. Bailar


/s/ Carl Ferenbach                         Director
-----------------------------------------
Carl Ferenbach


/s/ Ricardo Poma                           Director
-----------------------------------------
Ricardo Poma



/s/ Francisco A. Soler                     Director
-----------------------------------------
Francisco A. Soler



/s/ Louis B. Susman                        Director
-----------------------------------------
Louis B. Susman



                                  EXHIBIT INDEX



                                                    Incorporation by Reference
                                                    to the Exhibit Number
                                                    Listed Below in the
Exhibit       Description                           Filing Reference Below
-------       -----------                           --------------------------

3.1           Restated Certificate of               (a)4.3
              Incorporation

3.2           By-Laws                               (b)4.1

4.1           Indenture for 10-1/8  Notes           (c)4.2

4.2           Amended and Restated Credit           (d)4.1
              Agreement

4.3           Amendment No. 1 to Credit Agreement   (e)10.3

4.4           Amendment No. 2 to Credit Agreement   (f)4.4

4.5           Amendment No. 3 to Credit Agreement   (g)10.1

4.6           Amendment No. 4 to Credit Agreement   (g)10.5

4.7           Shareholder Rights Agreement          (h)4.1

10.1          Commerce, CA Sublease Agreement,      (i)10.10
              dated 2/10/89

10.2          Weirton, WV Lease, dated 1/1/76, as   (i)10.11
              amended

10.3          Burns Harbor, IN Lease, dated         (j)10.12
              12/5/87

10.4          Voghera, Italy lease (English         (k)10.6
              translation)

10.5          Baltimore, MD (paint can plant)       (j)10.23
              Lease, dated 10/24/91

10.6          William J. Smith Nonqualified         (l)10.31
              Supplemental Benefit Plan*

10.7          Stockholders Agreement                (m)10.25

                                                    Incorporation by Reference
                                                    to the Exhibit Number
                                                    Listed Below in the
Exhibit       Description                           Filing Reference Below
-------       -----------                           --------------------------

10.8          Frank J. Galvin Employment            (m)10.29
              Agreement, dated 3/26/93*

10.9          Amendment No. 4 to Weirton, WV Lease  (n)10.30

10.10         Amendment, dated 9/1/94, to Burns     (n)10.31
              Harbor Lease

10.11         Merthyr Tydfil, Wales Lease           (k)10.24

10.12         Nonqualified Supplemental 401(k)      (o)10.33
              Plan*

10.13         Nonqualified Benefit Replacement      (o)10.34
              Plan*

10.14         Frank J. Galvin Amended and           (g)10.2
              Restated Change-in-Control
              Agreement*

10.15         Amendment No. 1 to Frank J. Galvin    (o)10.44
              Employment Agreement*

10.16         Amendment No. 1 to Burns Harbor, IN   (o)10.48
              Lease

10.17         Amendment No. 3 to Burns Harbor, IN   (o)10.49
              Lease

10.18         Amendment No. 1 to Baltimore, MD      (o)10.51
             (paint can plant) Lease

10.19         Baltimore, MD (Columbia Specialty     (o)10.52
              plant) Lease Agreement, dated 5/6/94

10.20         Amendment No. 3 to Weirton, WV        (o)10.55
              Lease Agreement

10.21         Newnan, GA Lease                      (c)10.3

10.22         Alliance, OH Lease                    (c)10.4

                                                    Incorporation by Reference
                                                    to the Exhibit Number
                                                    Listed Below in the
Exhibit       Description                           Filing Reference Below
-------       -----------                           --------------------------

10.23         Salomon Smith Barney Engagement       (f)10.49
              Letter, dated 1/30/98

10.24         David R. Ford Change-in-Control       (f)10.51
              Agreement*

10.25         Salomon Brothers Inc (a predecessor   (j)10.1
              to Salomon Smith Barney)
              indemnification agreement, dated
              7/9/97

10.26         Lawrence T. Messina Employment        (f)10.59
              Agreement, dated 5/1/97*

10.27         Amendment, dated 11/17/97, to Frank   (f)10.61
              J. Galvin Employment Agreement*

10.28         Paul W. Jones Employment Agreement,   (p)10.1
              dated 4/1/98*

10.29         William J. Smith Resignation          (g)10.3
              Agreement, dated 7/2/98

10.30         Executive Deferred Compensation
              Plan*

10.31         Lawrence T. Messina
              Change-in-Control Agreement*

10.32         Amendment, dated 8/31/98, to
              Lawrence T. Messina
              Change-in-Control Agreement*

10.33         John L. Workman offer letter, dated
              7/798*

10.34         David R. Ford Service Agreement,
              dated as of 11/24/97*


Exhibit                                  Description                           Incorporation by Reference
-------                                  -----------                           --------------------------
10.35                                    1998 Equity Incentive Plan*

10.36                                    1995 Equity Incentive Plan*           (r)Exhibit A

10.37                                    1997 Equity Incentive Plan*           (f)10.50

10.38                                    1993 Stock Option Plan*               (q)10.28

10.39                                    1984 Incentive Stock Option Plan*     (i)10.20

21.1                                     Subsidiaries of the Company

23.1                                     Consent of Arthur Andersen LLP

27.1                                     Financial Data Schedule (EDGAR
                                         version only)


*        Management contract or compensatory plan or arrangement.
a. Previously filed on June 1, 1994, with Form S-3 Registration Statement of the Company (No. 33-79556).
b. Previously filed on March 23, 1994, with Form S-8 Registration Statement of the Company (No. 33-76742).
c.       Previously filed with Form 10-Q for the quarter ended
         September 29, 1996.
d.       Previously filed with Form 10-Q for the quarter ended March 31, 1996.
e.       Previously filed with Form 10-Q for the quarter ended July 2, 1995.
f.       Previously filed with Form 10-K for the year ended December 31, 1997.
g.       Previously filed with Form 10-Q for the quarter ended October 4, 1998.
h.       Previously filed with Form 10-Q for the quarter ended October 1, 1995.
i.       Previously filed with Form 10-Q for the quarter ended April 6, 1997.
j.       Previously filed with Form 10-Q for the quarter ended October 5, 1997.

k.       Previously filed with Form 10-K for the year ended December 31, 1996.
l. Previously filed on January 6, 1993, with Form S-1 Registration Statement of the Company (No. 33-56804).
m.       Previously filed with U.S. Can Form 10-K for the year ended
         December 31, 1992.
n.       Previously filed with Form 10-K for the year ended December 31, 1994.
o.       Previously filed with Form 10-K for the year ended December 31, 1995.
p.       Previously filed with Form 10-Q for the quarter ended April 5, 1998.
q.       Previously filed on August 9, 1996, with Form 8-K.
r.       Previously filed with the 1995 Proxy Statement.