Form 10-Q
period 1999-04-04
US CAN CORP
filed 1999-05-19
CIK 895726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

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

                                    Yes X     No

         As of April 30, 1999, 13,270,207 shares of U.S. Can Corporation's common stock were outstanding.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

                                TABLE OF CONTENTS


                                                                                     PAGE
                                                                                     ----
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               U.S. Can Corporation and Subsidiaries Condensed Consolidated
               Balance Sheets as of December 31, 1998 and April 4, 1999               4

               U.S. Can Corporation and Subsidiaries Condensed Consolidated
               Statements of Operations for the Quarterly Periods Ended
               April 5, 1998 and April 4, 1999                                        3

               U.S. Can Corporation and Subsidiaries Condensed Consolidated
               Statements of Cash Flows for the Quarterly Periods Ended
               April 5, 1998 and April 4, 1999                                        5

               U.S. Can Corporation and Subsidiaries Condensed Consolidated
               Statements of Comprehensive Income for Quarterly Periods Ended
               April 5, 1998 and April 4, 1999                                        6

               Notes to Condensed Consolidated Financial Statements                   7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             17

Item 3.        Quantitative and Qualitative Disclosures About Market Risk            19

PART II        OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                             20

Item 6.        Exhibits and Reports on Form 8-K                                      20

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (000's omitted, except per share data)


                                                                     For the Quarterly Period Ended
                                                                   ----------------------------------
                                                                    April 5, 1998     April 4, 1999
                                                                   ---------------   ----------------
NET SALES                                                              $ 192,363     $ 184,916
COST OF SALES                                                            169,193       159,039
                                                                       ---------     ---------
     Gross income                                                         23,170        25,877
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               8,215         8,257
                                                                       ---------     ---------
     Operating income                                                     14,955        17,620
INTEREST EXPENSE ON BORROWINGS                                             8,736         7,636
AMORTIZATION OF DEFERRED FINANCING COSTS                                     439           320
OTHER EXPENSES                                                               380           432
                                                                       ---------     ---------
Income before income taxes                                                 5,400         9,232
PROVISION FOR INCOME TAXES                                                 2,318         3,681
                                                                       ---------     ---------
NET INCOME                                                             $   3,082     $   5,551
                                                                       =========     =========
PER SHARE DATA:
     Basic:
          Net income                                                   $    0.23     $    0.42
                                                                       =========     =========

          Weighted average shares outstanding (000's)                     13,144        13,326

    Diluted:
          Net income                                                   $    0.23     $    0.41
                                                                       =========     =========

          Weighted average and equivalent shares outstanding (000's)      13,257        13,412



The accompanying Notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (000'S omitted, except per share data)


                                                                      December 31,    April 4,
                                               ASSETS                     1998         1999
                                                                      -----------   ----------
CURRENT ASSETS:
     Cash and cash equivalents                                         $  18,072    $  23,971
     Accounts receivables, less allowances of
     $17,063 and $17,455 as of December 31, 1998
     and April 4, 1999, respectively                                      63,742       83,900
     Inventories                                                          94,887       84,051
     Prepaid expenses and other current assets                            16,011       11,456
     Prepaid income taxes                                                 22,934       22,935
                                                                       ---------    ---------
          Total current assets                                           215,646      226,313
                                                                       ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                  5,862        5,712
     Building                                                             63,026       61,354
     Machinery, equipment and construction in process                    416,940      408,973
                                                                       ---------    ---------
                                                                         485,828      476,039
     Less -- Accumulated depreciation and amortization                  (217,826)    (218,696)
                                                                       ---------    ---------
          Total property, plant and equipment                            268,002      257,343
                                                                       ---------    ---------
INTANGIBLE ASSETS, less amortization of $11,853 and $10,916
     as of December 31, 1998 and April 4, 1999, respectively              51,928       51,496
     OTHER ASSETS                                                         19,995       19,579
                                                                       ---------    ---------
          Total assets                                                 $ 555,571    $ 554,731
                                                                       =========    =========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long term debt                              $   6,731    $   6,214
     Accounts payable                                                     52,317       61,180
     Accrued payroll, benefits and insurance                              31,282       29,355
     Restructuring reserves                                               25,674       23,065
     Other current liabilities                                            23,530       27,150
                                                                       ---------    ---------
          Total current liabilities                                      139,534      146,964
                                                                       ---------    ---------
SENIOR DEBT                                                               45,617       40,788
SUBORDINATED DEBT                                                        264,325      260,514
                                                                       ---------    ---------
          Total long-term debt                                           309,942      301,302
                                                                       ---------    ---------
OTHER LONG-TERM LIABILITIES
     Deferred income taxes                                                 5,595        7,313
     Other long-term liabilities                                          50,323       47,149
                                                                       ---------    ---------
          Total other long-term liabilities                               55,918       54,462
                                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value;
     10,000,000 shares authorized, none issued
     or outstanding                                                         --           --
     Common stock, $0.01 par value;
     50,000,000 shares authorized, 13,278,223
     and 13,320,907 shares issued as of December 31, 1998                    133          133
     and April 4, 1999, respectively
     Paid -in-capital                                                    109,839      110,259
     Unearned restricted stock                                              (829)        (679)
     Treasury common stock, at cost; 90,011 and 103,834
     shares in December 31, 1998 and April 4, 1999, respectively          (1,728)      (2,027)
     Currency translation adjustment                                      (1,443)      (5,437)
     Accumulated deficit                                                 (55,795)     (50,246)
                                                                       ---------    ---------
          Total stockholders' equity                                      50,177       52,003
                                                                       ---------    ---------
               Total liabilities and stockholders' equity              $ 555,571    $ 554,731
                                                                       =========    =========


  The accompanying Notes to the Condensed Consolidated Financial Statements are
                      an integral part of these statements

                     U.S. CAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (000s omitted)

                                                                              Quarterly Period Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                                     April 5, 1998      April 4, 1999
                                                                          -------------      -------------
  Net income                                                              $  3,082              $  5,551
  Adjustments to reconcile net income to net cash provided by operating activities --
    Depreciation and amortization                                           10,149                 8,817
    Deferred income taxes                                                      441                   799
  Change in operating assets and liabilities, net of effect of acquired businesses --
    Accounts receivable                                                    (13,940)              (22,170)
    Inventories                                                              1,201                 5,057
    Accounts payable                                                         2,839                 4,870
    Accrued payrolls and benefits, insurance and other                      11,256                (1,839)
    Postretirement benefits                                                    465                   416
    Machinery repair parts usage (purchases), net                              525                    87
    Other, net                                                               4,782                10,858
                                                                          --------              --------
      Net cash provided by operating activities                             20,800                12,446
                                                                          --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (3,828)               (4,727)
  Acquisition of businesses, net of cash acquired                           (1,150)                 --
  Proceeds on sale of business                                                --                   4,500
  Change in restricted cash                                                     29                  --
  Proceeds from sale of property                                              --                     553
  Investment in Formametal S.A.                                               --                  (1,194)
                                                                          --------              --------
      Net cash used in investing activities                                 (4,949)                 (868)
                                                                          --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                        72                   420
  Net borrowings under the revolving line of credit and changes in
    cash overdrafts                                                        (12,757)                3,655
  Repurchase of 10 1/8% notes                                                 --                  (3,811)
  Payments of other long-term debt, including capital lease
    obligations                                                             (2,871)               (5,387)
  Payments of debt refinancing costs                                           (82)                 --
  Purchase of treasury stock, net                                             (117)                 (298)
                                                                          --------              --------
      Net cash provided by financing activities                            (15,755)               (5,421)
                                                                          --------              --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (1,332)                 (258)
                                                                          --------              --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,236)                5,899
CASH AND CASH EQUIVALENTS, beginning of year                                 6,773                18,072
                                                                          --------              --------
CASH AND CASH EQUIVALENTS, end of period                                  $  5,537              $ 23,971
                                                                          ========              ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     (000's omitted, except per share data)


                                    For the Quarterly Period Ended
                                    ------------------------------
                                     April 5, 1998   April 4, 1999
                                     -------------   -------------

Net Income                              $3,082          $5,551

Foreign Currency
  Translation Adjustments                 (665)         (3,995)
                                        ------          ------
Comprehensive Income                    $2,417          $1,556
                                        ======          ======



   The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 4, 1999
                                   (UNAUDITED)

(1) PRINCIPLES OF REPORTING

         The condensed consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can") and U.S. Can's subsidiaries, all of which are foreign companies. All significant intercompany balances and transactions have been eliminated. The consolidated group including the Corporation is hereinafter referred to as the Company. These financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements, in the opinion of management, include normal recurring adjustments necessary for a fair presentation. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

         Generally, quarterly accounting periods are based upon two four-week periods and one five-week period. Management believes that this technique provides a more consistent view of accounting data resulting in greater comparability than the calendar month basis would provide.

(2) SPECIAL CHARGES AND DISCONTINUED OPERATIONS

1997 SPECIAL CHARGES

         In 1998, the Company closed its Racine, Wisconsin aerosol assembly plant, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California. Costs associated with these actions were recorded and provided for as part of 1997 restructuring charges. In addition, the 1997 restructuring provision included a write-down to estimated proceeds for the sale of the Orlando, Florida machine engineering center ("OMEC"). The sale of OMEC was completed on January 29, 1999 for $4.5 million in cash.

DISCONTINUED OPERATIONS

         On November 9, 1998, the Company sold its commercial Metal Services business for approximately $31 million of net cash proceeds subject to final working capital adjustments. Revenues to third parties from these operations were $94.3 million in the period ending November 8, 1998 (excluding intra-company sales and ongoing third-party sales from the closed Midwest Litho facility, which were transferred to other Metal Services facilities).

1998 SPECIAL CHARGES

         In 1998, the Company established a pre-tax restructuring provision of $35.9 million for additional plant closings, implementation of a national lithography strategy, an incremental provision for the anticipated loss on the sale of OMEC mentioned previously and a reassessment of 1997 special charges. There have been no significant changes to the estimated costs or timing of the Company's restructuring estimates.

         Cash costs for restructuring activities in the first quarter of 1999 were $2.7 million. The Company anticipates spending another $4.8 million of such costs in 1999 and $7.8 million in cash costs in the year 2000 and beyond. The remainder of the restructuring provision primarily consists of non-cash items associated with the write-off of assets.

         The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no formal plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

 (3) ACQUISITIONS

         In March 1998, the Company acquired a 36.5% interest in Formametal S.A. ("Formametal"), an aerosol can manufacturer in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, the Company provided a guaranty, in an amount not to exceed $2.0 million, to secure the repayment of certain indebtedness of Formametal. In January 1999, the Company loaned Formametal $1.0 million for capital expenditures, with all principal and interest payable in January 2004. In addition, the Company received a three-year option to convert this loan into additional shares of Formametal, which, if exercised, would take the Company's interest in Formametal up to 39.8%

 (4) INVENTORIES

         All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $19.9 million at December 31, 1998, and $19.5 million at April 4, 1999, at the European subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1998 and at April 4, 1999.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                        DECEMBER 31,     APRIL 4,
                                            1998           1999
                                        ------------     --------
Raw materials                             $ 21,171       $ 18,860
Work in process                             42,146         38,768
Finished goods                              26,848         26,423
Machine shop inventory                       4,722             --
                                          --------       --------
                                          $ 94,887       $ 84,051
                                          ========       ========

(5) DEBT OBLIGATIONS

         The primary debt obligations of the Company at December 31, 1998 and April 4, 1999 consisted of the following (000's omitted):


                                    DECEMBER 31,    APRIL 4,
                                      1998           1999
                                    -----------    ---------
Senior Debt
  Capital lease obligations         $  15,511      $  12,422
  Secured term loan                    25,128         24,538
  Industrial revenue bonds              7,500          7,500
  Mortgages and other                   4,209          2,542
                                    ---------      ---------
                                       52,348         47,002
Less--Current maturities               (6,731)        (6,214)
                                    ---------      ---------
    Total senior debt                  45,617         40,788
Senior subordinated 10 1/8% notes     264,325        260,514
                                    ---------      ---------
    Total long-term debt            $ 309,942      $ 301,302
                                    =========      =========

         In 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), originally providing a $110 million revolving credit facility, which was reduced to $80 million in 1998 and to $50 million on April 13, 1999 because of the Company's reduced needs. Obligations under the Credit Agreement were secured by U.S. Can's domestic accounts receivable and inventories, however, this collateral was released in May, 1999 because of the improved credit profile of the Company. Funds available under the Credit Agreement may be used for general corporate purposes (including working capital needs and permitted acquisitions).

         As of December 31, 1998 and April 4, 1999, U.S. Can had no borrowings outstanding under the Credit Agreement, $12.3 million and $12.8 million, respectively, in letters of credit had been issued pursuant thereto, and $67.7 million and $67.2 million, respectively, of unused credit remained available. The weighted average interest rate of the loans outstanding were, 9.90% and 9.83%, respectively.

         In October, 1996, the Corporation issued $275 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 in a private placement. These notes were exchanged in March 1997 for similar notes which are publicly registered. These exchange notes (the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon a change of control of the Corporation, as defined, the Noteholders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium. As part of the Company's focus on debt reduction, it repurchased through the open market and subsequently retired, $10.7 million and an additional $3.8 million of the outstanding 10 1/8% Notes through December 31, 1998 and April 4, 1999, respectively. Under existing loan agreements the Company can elect to repurchase up to $40.0 million of the outstanding 10 1/8% Notes.

         The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. In conjunction with the release of the collateral, certain covenants were tightened moderately. The covenants also restrict the Company's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make investments, acquisitions, mergers and transactions with affiliates. The Company did comply with all financial ratios and covenants as of April 4, 1999.

 (6) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest on borrowings of approximately $2.4 million and $0.2 million for the quarterly periods ended April 5, 1998 and April 4, 1999, respectively.

         The Company paid approximately $1.0 million of income taxes for the quarterly period ended April 5, 1998 and no income taxes were paid during the quarter ended April 4, 1999.

         During the quarterly periods ended April 5, 1998 and April 4, 1999, the Company issued stock valued at approximately $0.7 million and $0.9 million, respectively, into certain of its employee benefit plans.

 (7) NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will be adopted by the Company in 1999. This new pronouncement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company does not believe this pronouncement will have a material impact upon current reporting or results.

 (8) SEGMENTATION

         The Company has established three segments by which management monitors and evaluates business performance, customer base and market share. These segments (Aerosol; Paint, Plastic & General Line and Custom & Specialty) have separate management teams and distinct product lines.

         The aerosol segment has two units: United States and International. The segment produces steel aerosol containers for personal care, household, automotive, paint and industrial products. The Paint, Plastic & General Line segment produces round cans for paint and coatings, oblong cans for items such as lighter fluid and turpentine, and plastic containers for industrial and consumer products. Custom & Specialty produces a wide array of functional and decorative tins, containers and other products.

         The following is a summary of revenues from external customers and income (loss) from operation for the periods ended April 5, 1998 and April 4, 1999, respectively (000's omitted):


                                     APRIL 5,     APRIL 4,
                                      1998         1999
                                    ---------    ---------
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol                             $ 127,380    $ 126,706
Paint, Plastic, & General Line         44,682       41,903
Custom & Specialty                     20,301       16,307
                                    ---------    ---------
Total revenues                      $ 192,363    $ 184,916
                                    =========    =========

INCOME (LOSS) FROM OPERATIONS:
Aerosol                             $  18,648    $  19,870
Paint, Plastic, & General Line          3,513        4,272
Custom & Specialty                      2,731        1,735
Corporate and eliminations             (9,937)      (8,257)
                                    ---------    ---------
Total income from operations        $  14,955    $  17,620
                                    =========    =========


(10) SUBSIDIARY GUARANTOR INFORMATION

         The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through April 4, 1999, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

         The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the other subsidiaries (the "Non-Guarantor Subsidiaries"), as of December 31, 1998 and April 4, 1999, and for the quarterly periods ended April 5, 1998 and April 4, 1999. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                     U.S. CAN CORPORATION AND SUBSIDIARIES


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  For the Quarterly Period Ended April 4, 1999
                                  (Unaudited)
                                (000's omitted)


                                                           United States
                                                                Can
                                              U.S. Can        Company         USC Europe                     U.S. Can
                                             Corporation    (Subsidiary     (Non-Guarantor                  Corporation
                                               (Parent)      Guarantor)      Subsidiaries)   Eliminations   Consolidated
                                             -----------   -------------    --------------   ------------   ------------
NET SALES                                      $   --         $152,258        $ 32,658        $   --          $184,916
COST OF SALES                                      --          130,045          28,994            --           159,039
                                               --------       --------        --------        --------        --------
     Gross income                                  --           22,213           3,664            --            25,877
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       --            6,488           1,769            --             8,257
                                               --------       --------        --------        --------        --------
     Operating income                              --           15,725           1,895            --            17,620
INTEREST EXPENSE ON BORROWINGS                     --            6,956             680            --             7,636
AMORTIZATION OF DEFERRED FINANCING COSTS           --              320            --              --               320
OTHER EXPENSES                                     --              432            --              --               432
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY            5,551            862            --            (6,413)           --
PROVISION FOR INCOME TAXES                         --            3,328             353            --             3,681
                                               --------       --------        --------        --------        --------
NET INCOME                                     $  5,551       $  5,551        $    862        $ (6,413)       $  5,551
                                               ========       ========        ========        ========        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  For the Quarterly Period Ended April 5, 1998
                                  (Unaudited)
                                (000's omitted)


                                                           United States
                                                                Can
                                              U.S. Can        Company         USC Europe                     U.S. Can
                                             Corporation    (Subsidiary     (Non-Guarantor                  Corporation
                                               (Parent)      Guarantor)      Subsidiaries)   Eliminations   Consolidated
                                             -----------    -----------     --------------   ------------   ------------
NET SALES                                      $   --        $162,401         $ 29,962         $   --         $192,363
COST OF SALES                                      --         142,137           27,056             --          169,193
                                               --------      --------         --------         --------       --------
     Gross income                                  --          20,264            2,906             --           23,170
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       --           7,104            1,111             --            8,215
                                               --------      --------         --------         --------       --------
     Operating income                              --          13,160            1,795             --           14,955
INTEREST EXPENSE ON BORROWINGS                     --           8,041              695             --            8,736
AMORTIZATION OF DEFERRED FINANCING COSTS           --             380             --               --              380
OTHER EXPENSES                                     --             439             --               --              439
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY            3,082           618             --             (3,700)          --
PROVISION FOR INCOME TAXES                         --           1,836              482             --            2,318
                                               --------      --------         --------         --------       --------
NET INCOME (LOSS)                              $  3,082      $  3,082         $    618         $ (3,700)      $  3,082
                                               ========      ========         ========         ========       ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              As of April 4, 1999
                                  (Unaudited)
                                 (000s omitted)


                                                                      United States
                                                         U.S. Can      Can Company       USC Europe                       U.S. Can
                                                       Corporation     (Subsidiary    (Non-Guarantor                    Corporation
                                                         (Parent)       Guarantor)     Subsidiaries)    Eliminations    Consolidated
                                                       -----------     -------------   ------------     ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                         $    --         $  19,134        $   4,837       $    --           $  23,971
     Accounts receivable                                    --            55,858           28,042            --              83,900
     Inventories                                            --            64,523           19,528            --              84,051
     Prepaid expenses and other assets                      --            30,811            3,580            --              34,391
                                                       ---------       ---------        ---------       ---------         ---------
          Total current assets                              --           170,326           55,987            --             226,313
NET PROPERTY, PLANT AND EQUIPMENT                           --           191,569           65,774            --             257,343
INTANGIBLE ASSETS                                           --            51,496             --              --              51,496
OTHER ASSETS                                             266,775           6,522            6,796        (260,514)           19,579
INVESTMENT IN SUBSIDIARIES                                45,742            (705)            --           (45,037)             --
                                                       ---------       ---------        ---------       ---------         ---------
          Total assets                                 $ 312,517       $ 419,208        $ 128,557       $(305,551)        $ 554,731
                                                       =========       =========        =========       =========         =========

CURRENT LIABILITIES
     Current maturities of long-term debt              $    --         $   3,493        $   2,721       $    --           $   6,214
     Accounts payable                                       --            44,837           16,343            --              61,180
     Other current liabilities                              --            69,104           10,466            --              79,570
                                                       ---------       ---------        ---------       ---------         ---------
          Total current liabilities                         --           117,434           29,530            --             146,964
SENIOR DEBT                                                 --            16,467           24,321            --              40,788
SUBORDINATED DEBT                                        260,514         260,514             --          (260,514)          260,514
OTHER LONG-TERM LIABILITIES                                 --            49,699            4,763            --              54,462
INTERCOMPANY ADVANCES                                       --           (70,648)          70,648            --                --
STOCKHOLDERS' EQUITY                                      52,003          45,742             (705)        (45,037)           52,003
                                                       ---------       ---------        ---------       ---------         ---------
          Total liabilities and stockholders' equity   $ 312,517       $ 419,208        $ 128,557       $(305,551)        $ 554,731
                                                       =========       =========        =========       =========         =========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 1998
                                  (Unaudited)
                                 (000s omitted)

                                                                   United States
                                                        U.S. Can    Can Company     USC Europe                        U.S. Can
                                                      Corporation   (Subsidiary   (Non-Guarantor                     Corporation
                                                        (Parent)     Guarantor)   Subsidiaries)    Eliminations      Consolidated
                                                      -----------  -------------  --------------   ------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                         $    --      $   9,408       $   8,664        $    --          $  18,072
     Accounts receivable                                    --         41,461          22,281             --             63,742
     Inventories                                            --         74,965          19,922             --             94,887
     Prepaid expenses and other assets                      --         35,856           3,089             --             38,945
                                                       ---------    ---------       ---------        ---------        ---------
          Total current assets                              --        161,690          53,956             --            215,646
NET PROPERTY, PLANT AND EQUIPMENT                           --        197,677          70,325             --            268,002
INTANGIBLE ASSETS                                           --         51,928            --               --             51,928
OTHER ASSETS                                             270,587        6,847           6,886         (264,325)          19,995
INVESTMENT IN SUBSIDIARIES                                40,383       53,144            --            (93,527)            --
                                                       ---------    ---------       ---------        ---------        ---------
          Total assets                                 $ 310,970    $ 471,286       $ 131,167        $(357,852)       $ 555,571
                                                       =========    =========       =========        =========        =========

CURRENT LIABILITIES
     Current maturities of long-term debt              $    --      $   3,922       $   2,809        $    --          $   6,731
     Accounts payable                                       --         37,089          15,228             --             52,317
     Other current liabilities                              --         67,735          12,751             --             80,486
                                                       ---------    ---------       ---------        ---------        ---------
          Total current liabilities                         --        108,746          30,788             --            139,534
SENIOR DEBT                                                 --         19,134          26,483             --             45,617
SUBORDINATED DEBT                                        264,325      264,325            --           (264,325)         264,325
OTHER LONG-TERM LIABILITIES                                 --         51,656           4,262             --             55,918
INTERCOMPANY ADVANCES                                     (3,532)     (12,958)         16,490             --               --
STOCKHOLDERS' EQUITY                                      50,177       40,383          53,144          (93,527)          50,177
                                                       ---------    ---------       ---------        ---------        ---------
          Total liabilities and stockholders' equity   $ 310,970    $ 471,286       $ 131,167        $(357,852)       $ 555,571
                                                       =========    =========       =========        =========        =========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999
                                  (Unaudited)
                                 (000s omitted)

                                                                       United States
                                                            U.S. Can    Can Company      USC Europe                    U.S. Can
                                                          Corporation   (Subsidiary    (Non-Guarantor                 Corporation
                                                            (Parent)     Guarantor)     Subsidiaries)  Eliminations   Consolidated
                                                          -----------   ------------   --------------  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES                        $   -         $ 15,321       $  (2,875)     $    -          $ 12,446
                                                          -----------   ------------   --------------  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          -           (4,074)           (653)          -            (4,727)
  Proceeds on sale of business                                  -            4,500             -             -             4,500
  Proceeds on sale of property                                  -              553             -             -               553
  Investment in Formametal                                      -              -            (1,194)          -            (1,194)
                                                          -----------   ------------   --------------  ------------   ------------
      Net cash used in investing activities                     -              979          (1,847)          -              (868)
                                                          -----------   ------------   --------------  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                              (122)        (3,321)          3,443           -               -
  Issuance of common stock and exercise of stock options        420            -               -             -               420
  Net borrowings under the revolving line of
     credit and changes in  cash overdrafts                     -            3,655             -             -             3,655
  Repurchase of 10 1/8% notes                                   -           (3,811)            -             -            (3,811)
  Net payments of other long-term debt, including capital
    lease obligations                                           -           (3,097)         (2,290)          -            (5,387)
  Purchase of treasury stock, net                              (298)           -               -             -              (298)
                                                          -----------   ------------   --------------  ------------   ------------
      Net cash provided by financing activities                 -           (6,574)          1,153           -            (5,421)
                                                          -----------   ------------   --------------  ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         -              -              (258)          -              (258)
                                                          -----------   ------------   --------------  ------------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS                           -            9,726          (3,827)          -             5,899
CASH AND CASH EQUIVALENTS, beginning of year                    -            9,408           8,664           -            18,072
                                                          -----------   ------------   --------------  ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                    $   -         $ 19,134       $   4,837      $    -          $ 23,971
                                                          ===========   ============   ==============  ============   ============

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998
                                  (Unaudited)
                                (000's OMITTED)


                                                                         UNITED STATES
                                                               U.S. CAN   CAN COMPANY   USC EUROPE                    U.S. CAN
                                                             CORPORATION  (SUBSIDIARY (NON-GUARANTOR                 CORPORATION
                                                               (PARENT)    GUARANTOR)  SUBSIDIARIES)  ELIMINATIONS   CONSOLIDATED
                                                             ------------  ----------  -------------- ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                            $   --     $ 18,884    $  1,916         $   --         $ 20,800
                                                                --------    --------    --------        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              --        (2,762)     (1,066)           --           (3,828)
  Acquisition of businesses, net of cash acquired                   --          --        (1,150)           --           (1,150)
  Changes in restricted cash                                        --            29        --              --               29
                                                                --------    --------    --------        --------       --------
      Net cash used in investing activities                         --        (2,733)     (2,216)           --           (4,949)
                                                                --------    --------    --------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                                     45      (2,115)      2,070            --             --
  Issuance of common stock and exercise of stock options              72        --          --              --               72
  Net borrowings under the revolving line of
    credit and changes in cash overdrafts                           --       (12,543)       (214)           --          (12,757)
  Borrowings of other long-term debt, including capital lease
    obligations                                                     --          --          --              --             --
  Payments of other long-term debt, including capital lease
    obligations                                                     --        (1,715)     (1,156)           --           (2,871)
  Payments of debt refinancing costs                                --           (82)       --              --              (82)
  Purchase of treasury stock, net                                   (117)       --          --              --             (117)
                                                                --------    --------    --------        --------       --------
      Net cash provided by financing activities                     --       (16,455)        700            --          (15,755)
                                                                --------    --------    --------        --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             --          --        (1,332)           --           (1,332)
                                                                --------    --------    --------        --------       --------
INCREASE IN CASH AND CASH EQUIVALENTS                               --          (304)       (932)           --           (1,236)
CASH AND CASH EQUIVALENTS, beginning of year                        --           415       6,358            --            6,773
                                                                --------    --------    --------        --------       --------
CASH AND CASH EQUIVALENTS, end of year                          $   --      $    111    $  5,426        $   --         $  5,537
                                                                ========    ========    ========        ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

RESULTS OF OPERATIONS

         On November 9, 1998, U.S. Can sold substantially all of the assets of its commercial Metal Services business and, accordingly, the Metal Services business was shown as a discontinued operation. 1998 revenues of the Metal Services business up to the point of the sale were $94.3 million. The Company also sold its machine engineering center in Orlando, Florida ("OMEC") for $4.5 million on January 29, 1999. Revenues from this location were $8.2 million in 1998. In addition, as of May 1999, the Company continues to actively work towards the sale of its Metal Closure business which operates out of the Glendale, West Virginia facility. 1998 revenues from this operation were $18.1 million and comparable revenues from this facility in the first quarter of 1999 were $4.1 million.

QUARTER ENDED APRIL 4, 1999, AS COMPARED TO QUARTER ENDED APRIL 5, 1998

  Net Sales

         Net sales for the quarter ended April 4, 1999, totaled $184.9 million, a 3.9% decrease versus the corresponding period in 1998. This decrease was principally due to liquidation of excess holiday products in the Custom & Specialty segment in 1998 and the sale of OMEC.

         Along business segment lines, Aerosol net sales in the first quarter of 1999 were $126.7 resulting in a slight decline of 0.5%. The decrease is due to the sale of OMEC (accounting for a 1.9% decrease in period-to-period sales), which was part of the Aerosol segment, offset by improved European net sales due to the qualification of the Wales facility with its primary customer. The Paint, Plastic and General Line segment had a 6.2% decrease in net sales due to reduced customer requirements during the current period (1998 volume in this segment was unseasonably strong). In the Custom & Specialty segment, sales of $16.3 million were down 19.7% versus the first quarter of 1998 largely due to significant liquidation of excess holiday products in early 1998. The Custom & Specialty group continues to focus on product development and enhancements to expand its customer base.

  Gross Income

         Gross income of $25.9 million for the first quarter of 1999 was up $2.7 million, or 11.7%, versus the first quarter of 1998. Gross margin increased to 14.0% of net sales for the period from 12.0% in the comparable period last year. The primary factors influencing the increase were the operating benefits being realized from the 1997 and the 1998 restructuring programs, sharp focus on productivity improvements, and the Wales operation ramping up its activity.

         Aerosol gross income increased 6.6%, which is due to the Welsh operation advancing beyond the qualification process with its principal customer during the second half of 1998. Paint, Plastic and General Line had a strong first quarter increase of 21.6% due largely to productivity enhancements. Custom & Specialty gross income decreased from $2.7 million for the first quarter of 1998 to $1.7 million for the first quarter of 1999 as a result of lower sales levels. Certain expenses are not allocated to specific business segments. These charges include corporate engineering costs and other miscellaneous charges.

  Operating Income

         Operating income in the first quarter of 1999 was $17.6 million versus $15.0 million in the first quarter of 1998. Higher gross margins in 1999 favorably impacted operating income. Selling, general, and administrative expenses were flat compared to the same period a year ago.

  Interest and Other Expenses

          Interest expense in the first quarter of 1999 was down 12.6%, or $1.1 million, versus the first quarter of 1998. Tighter controls on working capital and capital expenditures coupled with strong operating cash flows have resulted in long-term debt reductions of $55.8 million since the first quarter of last year and $9.2 million since year-end 1998.

  Net Income

         First quarter net income of $5.6 million ($0.41 diluted earnings per share) was up $2.5 million versus the same period last year. 1998 first quarter net income was $3.1 million or $0.23 diluted earnings per share. Positive gross margin impact and a decrease in interest expense are the two primary components for the growth in net income.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1999, the Company met its liquidity needs through internally generated cash flow. Principal liquidity needs included operations, debt amortization, capital expenditures and the Company's minority investment in Formametal (see Note(3) to the Condensed Consolidated Financial Statements). Cash flow from operations was $12.5 million in the first quarter of 1999, compared to $20.3 million in the first quarter of 1998. Cash outflows in the first quarter of 1999 include $2.7 million of payments related to restructuring costs. The Company anticipates spending another $4.8 million of such costs during the remainder of 1999.

         As of April 5, 1999, U.S. Can had no borrowings outstanding under the Credit Agreement, $12.8 million in letters of credit had been issued pursuant thereto, and $67.2 million of unused credit remained available thereunder. On April 13, 1999, the revolver was reduced from $80 million to $50 million due to the Company's reduced borrowing needs. As of April 5, 1999, U.S. Can was in compliance with the Credit Agreement and its other long-term debt agreements (see Note (5) to the Condensed Consolidated Financial Statements for a description of the Credit Agreement).

         The Company expects total capital expenditures in 1999 to be approximately $30 to $33 million and has spent $4.7 million in the first quarter. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

         Management believes that cash flow from operations, amounts available under its credit facilities and proceeds from sales of assets should provide sufficient funds for the Company's short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. The Company believes it will be able to refinance the Revolving Credit Facility on or prior to maturity. The Company believes future strategic acquisition opportunities are important to its growth and should they arise, the Company would expect to finance them though some combination of cash, stock and/or debt financing.

YEAR 2000

         Management has reviewed, evaluated and assessed the implication of the Year 2000 issue and believes that it will not pose significant operational problems for the Company. The Company continues to make progress on its action plan to address all Year 2000 issues. If Year 2000 issues are not identified, or assessment, remediation and testing are not effected in a timely manner, it is possible that the Year 2000 issue will materially and adversely impact the Company's results of operations. It is also possible that there will be an adverse impact on its relationships with customers, vendors, or others. Any failure to become Year 2000 compliant by banks, vendors, customers, and governmental agencies may also have an impact on the results of the Company to the extent they relate to the Company's ongoing operations and business requirements.

FORWARD LOOKING STATEMENT

         Certain statements in this filing constitute "forward-looking statements" within the meaning of the Federal securities laws. Such statements involve known or unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than future results, performance or achievements expressed or implied in this filing. By way of example and not limitation and in no particular order, known risks and uncertainty include the timing of, and net proceeds realized from divestitures; the timing and cost of plant closures; the level of cost reduction achieved through restructuring; the success of new technology; changes in market conditions or product demand; loss of important customers; changes in raw material costs; the effect Year 2000 may have on computer systems; and currency fluctuation. In light of these and other risks and uncertainties, the inclusion of a forward-looking statement in this filing should not be regarded as a representation by the Company that any future results, performance or achievement will be attained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management does not believe the Company's exposure to market risk has significantly changed since year-end 1998 and believes that such risks are not material.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In March 1999, the Company contributed shares of Common Stock, valued at approximately $850,000, to U.S. Can's Salaried Employee Savings and Retirement Accumulation Plan ("SRAP"). These shares are held by a trustee for the benefit of the SRAP participants, who have an indirect beneficial interest in the Common Stock held by the trustee. The transaction between the Company and the trustee is exempt pursuant to Section 4(2) of the Securities Act of 1933.


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


         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  U.S. CAN CORPORATION



Date: May 19, 1999                               By: /s/ John L. Workman
                                                    -------------------------
                                                    John L. Workman
                                                    Executive Vice President
                                                    and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.


Date: May 19, 1999                               By: /s/ John L. Workman
                                                     -------------------------
                                                     John L. Workman
                                                     Executive Vice President
                                                     and Chief Financial Officer