Form 10-Q
period 1999-07-04
US CAN CORP
filed 1999-08-16
CIK 895726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

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

                                      Yes   X     No

         As of July 31, 1999, 13,386,784 shares of U.S. Can Corporation's common stock were outstanding.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
   PART I          FINANCIAL INFORMATION
   Item 1.         Financial Statements (Unaudited)

                   U.S. Can Corporation and Subsidiaries Condensed Consolidated
                   Statements of Operations for the Quarterly and Six-Month Periods Ended
                   July 5, 1998 and July 4, 1999                                                         3

                   U.S. Can Corporation and Subsidiaries Condensed Consolidated
                   Balance Sheets as of December 31, 1998 and July 4, 1999                               4

                   U.S. Can Corporation and Subsidiaries Condensed Consolidated
                   Statements of Cash Flows for the Six-Months Ended
                   July 5, 1998 and July 4, 1999                                                         5

                   Notes to Condensed Consolidated Financial Statements                                  6

   Item 2.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                            16

   Item 3.         Quantitative and Qualitative Disclosures About Market Risk                           19

   PART II         OTHER INFORMATION

   Item 1.         Legal Proceedings                                                                    19

   Item 4.         Submission of Matters to a Vote of Security Holders                                  19

   Item 6.         Exhibits and Reports on Form 8-K                                                     19


                      U.S. CAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (000's omitted, except per share data)


                                                                     For the Quarterly Period Ended     For the Six Months Ended
                                                                      July 5, 1998    July 4, 1999    July 5, 1998   July 4, 1999
                                                                     --------------  --------------  -------------- --------------
NET SALES                                                            $ 183,473          $ 186,773       $ 375,836     $ 371,689
COST OF SALES                                                          160,009            158,335         329,202       317,374
                                                                     ---------          ---------       ---------     ---------
     Gross income                                                       23,464             28,438          46,634        54,315
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             8,274              8,611          16,489        16,868
                                                                     ---------          ---------       ---------     ---------
     Operating income                                                   15,190             19,827          30,145        37,447
INTEREST EXPENSE ON BORROWINGS                                           8,404              7,281          17,140        14,917
AMORTIZATION OF DEFERRED FINANCING COSTS                                   384                300             764           620
OTHER EXPENSES                                                             428                432             867           864
                                                                     ---------          ---------       ---------     ---------
Income before income taxes                                               5,974             11,814          11,374        21,046
PROVISION FOR INCOME TAXES                                               2,169              4,676           4,487         8,357
                                                                     ---------          ---------       ---------     ---------
Income from continuing operations before extraordinary item              3,805              7,138           6,887        12,689
EXTRAORDINARY ITEM, net of income taxes
     Net loss from early extinguishment of debt                           --                 (808)           --            (808)
                                                                     ---------          ---------       ---------     ---------
NET INCOME                                                           $   3,805          $   6,330       $   6,887     $  11,881
                                                                     =========          =========       =========     =========

PER SHARE DATA:
     Basic:
       Income from continuing operations before
           extraordinary item                                        $    0.29          $    0.53       $    0.52     $    0.95
       Extraordinary item                                                 --                (0.06)           --           (0.06)
                                                                     ---------          ---------       ---------     ---------
          Net income                                                 $    0.29          $    0.47       $    0.52     $    0.89
                                                                     =========          =========       =========     =========

          Weighted average shares outstanding (000's)                   13,262             13,373          13,212        13,352

    Diluted:
       Income from continuing operations before extraordinary item   $    0.28          $    0.53       $    0.52     $    0.94
       Extraordinary item                                                 --                (0.06)           --           (0.06)
                                                                     ---------          ---------       ---------     ---------
          Net income                                                 $    0.28          $    0.47       $    0.52     $    0.88
                                                                     =========          =========       =========     =========

          Weighted average shares outstanding (000's)                   13,401             13,529          13,324        13,462



    The accompanying Notes to the Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (000'S omitted, except per share data)


                                                                  December 31,  July 4,
                                 ASSETS                              1998        1999
                                                                  -----------  ---------
CURRENT ASSETS:
     Cash and cash equivalents                                    $  18,072    $  15,315
     Accounts receivables, less allowances of $17,063 and
     $16,331 as of December 31, 1998, respectively                   63,742       82,827
     Inventories                                                     94,887       83,858
     Prepaid expenses and other current assets                       16,011       16,156
     Deferred income taxes                                           22,934       22,935
                                                                  ---------    ---------
          Total current assets                                      215,646      221,091
                                                                  ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                             5,862        5,632
     Buildings                                                       63,026       62,017
     Machinery, equipment and construction in process               416,940      410,204
                                                                  ---------    ---------
                                                                    485,828      477,853
     Less -- Accumulated depreciation and amortization             (217,826)    (220,835)
                                                                  ---------    ---------
          Total property, plant and equipment                       268,002      257,018
                                                                  ---------    ---------
INTANGIBLE ASSETS, less amortization of $11,853 and
 $11,347 as of December 31, 1998 and July 4, 1999, respectively      51,928       51,064
OTHER ASSETS                                                         19,995       19,159
                                                                  ---------    ---------
          Total assets                                            $ 555,571    $ 548,332
                                                                  =========    =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                         $   6,731    $   6,042
     Accounts payable                                                52,317       72,452
     Accrued payroll, benefits and insurance                         31,282       31,737
     Restructuring reserves                                          25,674       21,325
     Other current liabilities                                       23,530       24,798
                                                                  ---------    ---------
          Total current liabilities                                 139,534      156,354
                                                                  ---------    ---------
SENIOR DEBT                                                          45,617       38,999
SUBORDINATED DEBT                                                   264,325      240,539
                                                                  ---------    ---------
          Total long-term debt                                      309,942      279,538
                                                                  ---------    ---------
OTHER LONG-TERM LIABILITIES
     Deferred income taxes                                            5,595        7,976
     Other long-term liabilities                                     50,323       46,804
                                                                  ---------    ---------
          Total other long-term liabilities                          55,918       54,780
                                                                  ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value; 10,000,000 shares
     authorized, none issued or outstanding                            --           --
     Common stock, $0.01 par value; 50,000,000 shares
     authorized, 13,278,223 and 13,358,707 shares issued as
     of December 31, 1998 and July 4, 1999, respectively                133          134
     Paid-in-capital                                                109,839      111,328
     Unearned restricted stock                                         (829)        (529)
     Treasury common stock, at cost; 90,011 and 154,252
     shares at December 31, 1998 and July 4, 1999, respectively      (1,728)      (1,383)
     Currency translation adjustment                                 (1,443)      (7,976)
     Accumulated deficit                                            (55,795)     (43,914)
                                                                  ---------    ---------
          Total stockholders' equity                                 50,177       57,660
                                                                  ---------    ---------
               Total liabilities and stockholders' equity         $ 555,571    $ 548,332
                                                                  =========    =========



    The accompanying Notes to the Condensed Consolidated Financial Statements
                  are an integral part of these balance sheets

                      U.S. CAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000s omitted)


                                                                                         SIX MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:                                           JULY 5, 1998      JULY 4, 1999
                                                                                ------------     --------------
  Net income                                                                    $  6,887            $ 11,881
  Adjustments to reconcile net income to net cash provided by operating activities --
    Depreciation and amortization                                                 19,742              17,386
    Extraordinary loss on extinguishment of debt                                    --                   808
    Deferred income taxes                                                          1,719               1,575
    Change in operating assets and liabilities --
    Accounts receivable                                                          (18,503)            (24,862)
    Inventories                                                                     (802)              4,552
    Accounts payable                                                               5,623              18,580
    Accrued payrolls and benefits, insurance and other                             6,654               2,566
    Postretirement benefits                                                          832                 624
    Other, net                                                                     6,867              (1,359)
                                                                                --------            --------
      Net cash provided by operating activities                                   29,019              31,751
                                                                                --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (8,379)            (13,311)
  Proceeds on sale of business                                                      --                 4,500
  Change in restricted cash                                                           29                --
  Proceeds from sale of property                                                    --                 1,057
  Investment in Formametal S.A                                                      --                (1,394)
                                                                                --------            --------
      Net cash used in investing activities                                       (8,350)             (9,148)
                                                                                --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                             724                 640
  Net borrowings under the revolving line of credit and changes in
    cash overdrafts                                                              (12,276)              5,285
  Repurchase of 10 1/8% notes                                                       --               (23,786)
  Payments of other long-term debt, including capital lease
    obligations                                                                   (9,312)             (7,296)
  Payments of debt refinancing costs                                                 (98)               --
  Purchase of treasury stock, net                                                 (1,125)                345
                                                                                --------            --------
      Net cash used in financing activities                                      (22,087)            (24,812)
                                                                                --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (624)               (548)
                                                                                --------            --------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (2,042)             (2,757)
CASH AND CASH EQUIVALENTS, beginning of year                                       6,773              18,072
                                                                                --------            --------
CASH AND CASH EQUIVALENTS, end of period                                        $  4,731            $ 15,315
                                                                                ========            ========


    The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 1999
                                   (UNAUDITED)


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

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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

DISCONTINUED OPERATIONS

           On November 9, 1998, the Company sold its commercial Metal Services business for approximately $31 million of net cash proceeds subject to final working capital adjustments. Revenues from sales to third parties from these operations were $94.3 million in the period ending November 8, 1998 (excluding intra-company sales and ongoing third-party sales from the closed Midwest Litho facility, which were transferred to other Metal Services facilities).

1998 SPECIAL CHARGES

           In the third quarter of 1998, the Company established a pre-tax restructuring provision of $35.9 million for additional plant closings, implementation of a national lithography strategy, an incremental provision for the anticipated loss on the sale of OMEC mentioned previously and a reassessment of 1997 special charges. There have been no significant changes to the estimated costs or timing of the Company's restructuring estimates.

           Cash costs for restructuring activities in the first six months of 1999 were $4.3 million. The Company anticipates spending another $0.2 million of such costs in 1999 and $7.6 million in cash costs in the year 2000 and beyond. The remainder of the restructuring provision primarily consists of non-cash items associated with the write-off of assets.

           The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no formal plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

(3) ACQUISITIONS

           In March 1998, the Company acquired a 36.5% interest in Formametal S.A. ("Formametal"), an aerosol can manufacturer in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, the Company provided a guaranty, in an amount not to exceed $2.0 million, to secure the repayment of certain indebtedness of Formametal. In January 1999, the Company loaned Formametal $1.0 million for capital expenditures, with all principal and interest payable in January 2004. In addition, the Company received a three-year option to convert this loan into additional shares of Formametal, which, if exercised, would take the Company's interest in Formametal up to 39.8%.

(4) INVENTORIES

           All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $19.9 million at December 31, 1998, and $19.0 million at July 4, 1999, at the European subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1998 and at July 4, 1999.

           Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):


                                DECEMBER 31,      JULY 4,
                                    1998           1999
                                ------------      -------
Raw materials                     $ 21,171       $ 17,824
Work in process                     42,146         40,526
Finished goods                      26,848         25,508
Machine shop inventory               4,722             --
                                  --------       --------
                                  $ 94,887       $ 83,858
                                  ========       ========


(5) DEBT OBLIGATIONS

     The primary debt obligations of the Company at December 31, 1998 and July 4, 1999 consisted of the following (000's omitted):


                                    DECEMBER 31,   JULY 4,
                                      1998         1999
                                    -----------  ---------
Senior Debt
  Capital lease obligations         $  15,511    $  11,700
  Secured term loan                    25,128       23,646
  Industrial revenue bonds              7,500        7,500
  Mortgages and other                   4,209        2,195
                                    ---------    ---------
                                       52,348       45,041
Less--Current maturities               (6,731)      (6,042)
                                    ---------    ---------
    Total senior debt                  45,617       38,999
Senior subordinated 10 1/8% notes     264,325      240,539
                                    ---------    ---------
    Total long-term debt            $ 309,942    $ 279,538
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

           As of December 31, 1998 and July 4, 1999, U.S. Can had no borrowings outstanding under the Credit Agreement, $12.3 million and $12.8 million, respectively, in letters of credit had been issued pursuant thereto, and $67.7 million and $37.2 million, respectively, of unused credit remained available. The weighted average interest rate of the loans outstanding was 9.90% and 9.83%, respectively.

           In October, 1996, the Corporation issued $275 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 in a private placement. These notes were exchanged in March 1997 for similar notes which are publicly registered. These exchange notes (the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon a change of control of the Corporation, as defined, the Noteholders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium. As part of the Company's focus on debt reduction, it repurchased through the open market and subsequently retired, $10.7 million and an additional $23.8 million of the outstanding 10 1/8% Notes through December 31, 1998 and July 4, 1999, respectively. As a result of the early redemption, there was an extraordinary charge in the second quarter of 1999 of $0.8 million, net of taxes of $0.5 million, which represents the redemption premiums related to the retirement of the 10 1/8% Notes. Under existing loan agreements the Company can elect to repurchase up to $40.0 million of the outstanding 10 1/8% Notes. As of July 1999, the Company has purchased the maximum amount of bonds allowed under the existing loan agreement.

           The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. In conjunction with the release of the collateral, certain covenants were tightened moderately. The covenants also restrict the Company's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make investments, acquisitions, mergers and transactions with affiliates. The Company was in compliance with all financial ratios and covenants as of July 4, 1999.

(6) SUPPLEMENTAL CASH FLOW INFORMATION

           The Company paid interest on borrowings of approximately $18.0 million and $14.3 million for the six-month periods ended July 5, 1998 and July 4, 1999, respectively.

           The Company paid approximately $1.0 million of income taxes for the six-month period ended July 5, 1998 and no income taxes were paid during the six-month period ended July 4, 1999.

           During the six-month periods ended July 5, 1998 and July 4, 1999, the Company issued stock valued at approximately $0.7 million and $0.9 million, respectively, into certain of its employee benefit plans.

(7) NEW ACCOUNTING PRONOUNCEMENTS

           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will be adopted by the Company in 2000. This new pronouncement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company does not believe this pronouncement will have a material impact upon current reporting or results.

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

           The following is a summary of revenues from external customers and income (loss) from operations for the periods ended July 5, 1998 and July 4, 1999, respectively (000's omitted):


                                      Three months ended         Six months ended
                                       July 5,     July 4,       July 5,    July 4,
                                       1998         1999         1998         1999
                                    ---------    ---------    ---------    ---------
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol                             $ 119,999    $ 126,249    $ 247,379    $ 252,955
Paint, Plastic, & General Line         46,217       44,171       90,899       86,074
Custom & Specialty                     17,257       16,353       37,558       32,660
                                    ---------    ---------    ---------    ---------
Total revenues                      $ 183,473    $ 186,773    $ 375,836    $ 371,689
                                    =========    =========    =========    =========

INCOME (LOSS) FROM OPERATIONS:
Aerosol                             $  16,731    $  21,690    $  35,379    $  41,560
Paint, Plastic, & General Line          4,388        3,706        7,901        7,978
Custom & Specialty                      1,390        1,651        4,121        3,386
Corporate and eliminations             (7,319)      (7,220)     (17,256)     (15,477)
                                    ---------    ---------    ---------    ---------
Total income from operations        $  15,190    $  19,827    $  30,145    $  37,447
                                    =========    =========    =========    =========


(9) COMPREHENSIVE NET INCOME

           The components of comprehensive income for the three-months and six months ended July 5, 1998 and July 4, 1999 are as follows (000's omitted):


                                           Three months ended     Six months ended
                                          July 5,     July 4,     July 5,     July 4,
                                            1998       1999        1998        1999
                                          --------   --------    --------    --------
Net Income                                $  3,805   $  6,330    $  6,887    $ 11,881
Foreign Currency Translation Adjustment        316     (2,538)       (349)     (6,533)
                                          --------   --------    --------    --------
Comprehensive Income                      $  4,121   $  3,792    $  6,538    $  5,348
                                          ========   ========    ========    ========


(10) SUBSIDIARY GUARANTOR INFORMATION

           The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through July 4, 1999, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

           The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the other subsidiaries (the "Non-Guarantor Subsidiaries"), as of December 31, 1998 and July 4, 1999, and for the six-month periods ended July 5, 1998 and July 4, 1999. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                                  July 4, 1999
                                  (Unaudited)
                                (000's omitted)


                                                           United States  USC Europe
                                                U.S. Can    Can Company     (Non-                        U.S. Can
                                               Corporation  (Subsidiary    Guarantor                     Corporation
                                               (Parent)     Guarantor)   Subsidiaries)  Eliminations    Consolidated
                                               -----------------------------------------------------------------------
NET SALES                                      $    --        $ 307,016    $  64,673      $    --         $ 371,689
COST OF SALES                                       --          261,236       56,138           --           317,374
                                               ---------      ---------    ---------      ---------       ---------
     Gross income                                   --           45,780        8,535           --            54,315
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        --           13,371        3,497           --            16,868
                                               ---------      ---------    ---------      ---------       ---------
     Operating income                               --           32,409        5,038           --            37,447
INTEREST EXPENSE ON BORROWINGS                      --           13,623        1,294           --            14,917
AMORTIZATION OF DEFERRED FINANCING COSTS            --              620         --             --               620
OTHER EXPENSES                                      --              864         --             --               864
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY            11,881          2,482         --          (14,363)           --
PROVISION FOR INCOME TAXES                          --            7,095        1,262           --             8,357
EXTRAORDINARY ITEM - LOSS ON THE EARLY
EXTINGUISHMENT OF DEBT, net of income tax           --             (808)        --             --               808
                                               =========      =========    =========      =========       =========
NET INCOME                                     $  11,881      $  11,881    $   2,482      $ (14,363)      $  11,881
                                               =========      =========    =========      =========       =========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 5, 1998
                                  (Unaudited)
                                (000's OMITTED)


                                                            United States  USC Europe
                                                U.S. Can    Can Company     (Non-                        U.S. Can
                                               Corporation  (Subsidiary    Guarantor                     Corporation
                                               (Parent)      Guarantor)  Subsidiaries)  Eliminations    Consolidated
                                               -----------------------------------------------------------------------
NET SALES                                      $   --        $315,305      $ 60,531      $   --           $375,836
COST OF SALES                                      --         275,121        54,081          --            329,202
                                               --------      --------      --------      --------         --------
     Gross income                                  --          40,184         6,450          --             46,634
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       --          14,197         2,292          --             16,489
                                               --------      --------      --------      --------         --------
     Operating income                              --          25,987         4,158          --             30,145
INTEREST EXPENSE ON BORROWINGS                     --          15,833         1,307          --             17,140
AMORTIZATION OF DEFERRED FINANCING COSTS           --             764          --            --                764
OTHER EXPENSES                                     --             867          --            --                867
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY            6,887         2,007          --          (8,894)            --
PROVISION FOR INCOME TAXES                         --           3,643           844          --              4,487
                                               ========      ========      ========      ========         ========
NET INCOME (LOSS)                              $  6,887      $  6,887      $  2,007      $ (8,894)        $  6,887
                                               ========      ========      ========      ========         ========

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of July 4, 1999
                                   (Unaudited)
                                 (000s omitted)


                                                            United States
                                               U.S. Can      Can Company      USC Europe                     U.S. Can
                                              Corporation    (Subsidiary    (Non-Guarantor                  Corporation
                                                (Parent)     Guarantor)      Subsidiaries)    Eliminations  Consolidated
                                               ----------   ------------    -------------     ------------  ------------
CURRENT ASSETS:
     Cash and cash equivalents                  $    --     $   6,872       $   8,443         $    --         $  15,315
     Accounts receivable                             --        55,257          27,570              --            82,827
     Inventories                                     --        64,873          18,985              --            83,858
     Prepaid expenses and other assets                         34,246           4,845              --            39,091
                                                ---------   ---------       ---------         ---------       ---------
          Total current assets                       --       161,248          59,843              --           221,091
NET PROPERTY, PLANT AND EQUIPMENT                    --       193,835          63,183              --           257,018
INTANGIBLE ASSETS                                    --        51,064            --                --            51,064
OTHER ASSETS                                      240,539      12,419           6,740          (240,539)         19,159
INVESTMENT IN SUBSIDIARIES                         66,942      50,718            --            (117,660)           --
                                                ---------   ---------       ---------         ---------       ---------
          Total assets                          $ 307,481   $ 469,284       $ 129,766         $(358,199)      $ 548,332
                                                =========   =========       =========         =========       =========

CURRENT LIABILITIES
     Current maturities of long-term debt       $    --     $   3,431       $   2,611         $    --         $   6,042
     Accounts payable                                --        53,701          18,751              --            72,452
     Other current liabilities                       --        67,035          10,825              --            77,860
                                                ---------   ---------       ---------         ---------       ---------
          Total current liabilities                  --       124,167          32,187              --           156,354
SENIOR DEBT                                          --        15,798          23,201              --            38,999
SUBORDINATED DEBT                                 240,539     240,539            --            (240,539)        240,539
OTHER LONG-TERM LIABILITIES                          --        50,464           4,316              --            54,780
INTERCOMPANY ADVANCES                               9,282     (28,626)         19,344              --              --
STOCKHOLDERS' EQUITY                               57,660      66,942          50,718          (117,660)         57,660
                                                ---------   ---------       ---------         ---------       ---------
          Total liabilities and stockholders'   $ 307,481   $ 469,284       $ 129,766         $(358,199)      $ 548,332
                                                =========   =========       =========         =========       =========

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1998
                                   (Unaudited)
                                 (000s omitted)


                                                            United States  USC Europe
                                                 U.S. Can    Can Company    (Non-                          U.S. Can
                                               Corporation  (Subsidiary    Guarantor                      Corporation
                                                (Parent)     Guarantor)   Subsidiaries)   Eliminations    Consolidated
                                               -----------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                  $    --      $   9,408     $  8,664        $    --          $  18,072
     Accounts receivable                             --         41,461       22,281             --             63,742
     Inventories                                     --         74,965       19,922             --             94,887
     Prepaid expenses and other assets               --         35,856        3,089             --             38,945
                                                ---------    ---------    ---------        ---------        ---------
          Total current assets                       --        161,690       53,956             --            215,646
NET PROPERTY, PLANT AND EQUIPMENT                    --        197,677       70,325             --            268,002
INTANGIBLE ASSETS                                    --         51,928         --               --             51,928
OTHER ASSETS                                      270,587        6,847        6,886         (264,325)          19,995
INVESTMENT IN SUBSIDIARIES                         40,383       53,144         --            (93,527)            --
                                                ---------    ---------    ---------        ---------        ---------
          Total assets                          $ 310,970    $ 471,286    $ 131,167        $(357,852)       $ 555,571
                                                =========    =========    =========        =========        =========

CURRENT LIABILITIES
     Current maturities of long-term debt       $    --      $   3,922    $   2,809        $    --          $   6,731
     Accounts payable                                --         37,089       15,228             --             52,317
     Other current liabilities                       --         67,735       12,751             --             80,486
                                                ---------    ---------    ---------        ---------        ---------
          Total current liabilities                  --        108,746       30,788             --            139,534
SENIOR DEBT                                                     19,134       26,483             --             45,617
SUBORDINATED DEBT                                 264,325      264,325         --           (264,325)         264,325
OTHER LONG-TERM LIABILITIES                          --         51,656        4,262             --             55,918
INTERCOMPANY ADVANCES                              (3,532)     (12,958)      16,490             --               --
STOCKHOLDERS' EQUITY                               50,177       40,383       53,144          (93,527)          50,177
                                                ---------    ---------    ---------        ---------        ---------
          Total liabilities and stockholders'   $ 310,970    $ 471,286    $ 131,167        $(357,852)       $ 555,571
                                                =========    =========    =========        =========        =========

                       US CAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JULY 4, 1999
                                   (Unaudited)
                                 (000s omitted)


                                                                                 U.S. Can
                                                                     U.S. Can     Company     USC Europe                 U.S. Can
                                                                    Corporation (Subsidiary (Non-Guarantor              Corporation
                                                                     (Parent)   Guarantor)  Subsidiaries)  Eliminations Consolidated
                                                                    -----------  ---------   ------------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                 $   --      $ 29,824    $  1,927        $   --      $ 31,751
                                                                     --------    --------    --------       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   --       (11,804)     (1,507)          --       (13,311)
  Proceeds on the sale of business                                       --         4,500        --             --         4,500
  Proceeds on the sale of property                                       --         1,057        --             --         1,057
  Investment in Formametal S.A                                           --          --        (1,394)          --        (1,394)
                                                                     --------    --------    --------       --------    --------
      Net cash used in investing activities                              --        (6,247)     (2,901)          --        (9,148)
                                                                     --------    --------    --------       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                                        (985)     (3,494)      4,479           --          --
  Issuance of common stock and exercise of stock options                  640        --          --             --           640
  Net borrowings under the revolving line of credit and changes in
    cash overdrafts                                                      --         4,994         291           --         5,285
  Repurchase of 10 1/8% notes                                            --       (23,786)        --            --       (23,786)
  Payments of other long-term debt, including capital lease
    obligations                                                          --        (3,827)     (3,469)          --        (7,296)
  Purchase of treasury stock, net                                         345        --          --             --           345
                                                                     --------    --------    --------       --------    --------
      Net cash (used in) provided by financing activities                --       (26,113)      1,301           --       (24,812)
                                                                     --------    --------    --------       --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  --          --          (548)          --          (548)
                                                                     --------    --------    --------       --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                                    --        (2,536)       (221)          --        (2,757)
CASH AND CASH EQUIVALENTS, beginning of year                             --         9,408       8,664           --        18,072
                                                                     --------    --------    --------       --------    --------
CASH AND CASH EQUIVALENTS, end of period                             $   --      $  6,872    $  8,443       $   --      $ 15,315
                                                                     ========    ========    ========       ========    ========

                       US CAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JULY 5, 1998
                                   (Unaudited)
                                 (000s omitted)


                                                                              U.S. Can
                                                                  U.S. Can     Company      USC Europe                     U.S. Can
                                                                 Corporation (Subsidiary  (Non-Guarantor                 Corporation
                                                                   (Parent)   Guarantor)   Subsidiaries)  Eliminations  Consolidated
                                                                 ----------- -----------  --------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES                              $   --      $ 26,692    $  2,327           $--          $ 29,019
                                                                  --------    --------    --------           ---          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                --        (5,811)     (2,568)           --            (8,379)
  Changes in restricted cash                                          --            29        --              --                29
                                                                  --------    --------    --------           ---          --------
      Net cash used in investing activities                           --        (5,782)     (2,568)           --            (8,350)
                                                                  --------    --------    --------           ---          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                                      401      (3,638)      3,237            --              --
  Issuance of common stock and exercise of stock options               724        --          --              --               724
  Net borrowings under the revolving line of credit                   --
    and changes in cash overdrafts                                    --       (12,146)       (130)           --           (12,276)
  Borrowings of other long-term debt, including capital lease         --
    obligations                                                       --          --          --              --              --
  Payments of other long-term debt, including capital lease           --
    obligations                                                       --        (5,314)     (3,998)           --            (9,312)
  Payments of debt refinancing costs                                  --           (98)       --              --               (98)
  Purchase of treasury stock, net                                   (1,125)       --          --              --            (1,125)
                                                                  --------    --------    --------           ---          --------
      Net cash (used in) provided by financing activities             --       (21,196)       (891)           --           (22,087)
                                                                  --------    --------    --------           ---          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               --          --          (624)           --              (624)
                                                                  --------    --------    --------           ---          --------
DECREASE IN CASH AND CASH EQUIVALENTS                                 --          (286)     (1,756)           --            (2,042)
CASH AND CASH EQUIVALENTS, beginning of year                          --           415       6,358            --             6,773
                                                                  --------    --------    --------           ---          --------
CASH AND CASH EQUIVALENTS, end of period                          $   --      $    129    $  4,602           $--          $  4,731
                                                                  ========    ========    ========           ===          ========

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

RESULTS OF OPERATIONS

        On November 9, 1998, U.S. Can sold substantially all of the assets of its commercial Metal Services business and, accordingly, the Metal Services business was shown as a discontinued operation. 1998 revenues of the Metal Services business up to the point of the sale were $94.3 million. The Company also sold its machine engineering center in Orlando, Florida ("OMEC") on January 29, 1999. Revenues from this location were $8.2 million in 1998. In addition, as of August 1999, the Company continues to actively work towards the sale of its Metal Closure business which operates out of the Glendale, West Virginia facility. 1998 revenues from this operation were $18.1 million and comparable revenues from this facility in the second quarter of 1999 and for the six-month period ended July 4, 1999 were $4.3 million and $ 8.4 million, respectively.

QUARTER ENDED JULY 4, 1999, AS COMPARED TO QUARTER ENDED JULY 5, 1998

    Net Sales

        Net sales for the quarter ended July 4, 1999, totaled $186.8 million, a 1.8% increase versus the corresponding period in 1998. Stronger aerosol unit volumes, both in the U.S. and Europe, contributed to the sales increase.

        Along business segment lines, Aerosol net sales in the second quarter of 1999 were $126.3 million. This represented a 5.2% increase primarily due to the ramp-up of the Wales facility and strong U.S. demand. AS anticipated by the Company, the Paint, Plastic and General Line segment had a 4.4% decrease in net sales due to reduced customer requirements during the current period. In the Custom & Specialty segment, sales of $16.4 million were down 5.2% versus the second quarter of 1998.

    Gross Income

        Gross income of $28.4 million for the second quarter of 1999 was up $5.0 million, or 21.2%, versus the second quarter of 1998. Gross margin increased to 15.2% of net sales for the period from 12.8% in the comparable period last year. The primary factors influencing the increase were the operating benefits being realized from the 1997 and the 1998 restructuring programs, solid productivity improvements, and the Wales operation ramping up its activity.

        Aerosol gross income increased 29.6%, aided by higher sales volume, the Welsh operation improvement, and the effects of consolidating manufacturing operations. Paint, Plastic and General Line gross income declined 15.5% versus the second quarter of 1998 as a result of lower sales and operating inefficiencies in a plastic container manufacturing facility. Organizational changes were initiated in May 1999 to address operational issues at this facility. Custom & Specialty gross income increased 18.8% for the second quarter of 1999, due principally to actions taken as part of the restructuring programs. Certain expenses are not allocated to specific business segments. These charges include corporate engineering costs and other miscellaneous charges.

    Operating Income

        Operating income in the second quarter of 1999 was $19.8 million versus $15.2 million in the second quarter of 1998. Operating margin increased to 10.6% of net sales for the period from 8.3% in the comparable period last year. Higher gross margins in 1999 favorably impacted operating income. Selling, general, and administrative expenses as a percentage of net sales were flat compared to the same period a year ago.

    Interest and Other Expenses

        Interest expense in the second quarter of 1999 was down 13.4%, or $1.1 million, versus the second quarter of 1998. Tighter controls on working capital and capital expenditures, coupled with strong operating cash flows, have resulted in long-term debt reductions of $71.2 million since the second quarter of last year and $31.1 million since year-end 1998.

    Income from Continuing Operations

        Second quarter income from continuing operations before extraordinary item of $7.1 million and net income of $6.3 million were up 87.6% and 66.4%, respectively, versus the same period last year. Positive gross margin impact and a decrease in interest expense are the primary drivers of this growth.

    Extraordinary Item

        In 1999, the Company recorded a $0.8 million extraordinary charge (net of related income taxes of $0.5 million) relating to the early redemption premium on $23.8 million of its 10 1/8% subordinated notes.


SIX-MONTH PERIOD ENDED JULY 4, 1999, AS COMPARED TO SIX-MONTH PERIOD ENDED JULY 5, 1998

    Net Sales

        Net sales for the six-month period ended July 4, 1999, totaled $371.7 million, a 1.1% decrease versus the corresponding period in 1998.

        Along business segment lines, Aerosol net sales in the first half of 1999 were $253.0 million, 2.3% ahead of the same period last year. Stronger second quarter U.S. volumes and increased production in Wales enhanced year-to-date sales comparisons. Consistent with expectations, the Paint, Plastic and General Line segment had a 5.3% decrease in net sales due to reduced customer requirements during the current period. In the Custom & Specialty segment, sales were down 13.0% due principally to significant liquidation of excess holiday products in early 1998.

    Gross Income

        Gross income of $54.3 million for the six-month period in 1999 was up $7.7 million, or 16.5%, versus the corresponding period of 1998. Gross margin of 14.6% for the first half of 1999 compares favorably to the 12.4% reported in the first half of 1998. Improved margins reflect productivity improvements and benefits derived from restructuring programs.

        Aerosol gross income increased 17.5%, which is due to higher sales volume, the Welsh operation ramp-up, and the effects of consolidating manufacturing operations (as part of the restructuring plans). Paint, Plastic and General Line gross income increased 1.0% versus the first half of 1998. Gross margins in this segment improved largely due to enhanced productivity. Custom & Specialty gross income declined 17.8% for the six-month period of 1999, due largely to lower sales levels. Certain expenses are not allocated to specific business segments. These charges include corporate engineering costs and other miscellaneous charges.


    Operating Income

        Operating income reported for the first six-months of 1999 was $37.4 million versus $30.1 million in the first half of 1998. Operating margin increased to 10.1% of net sales for the period from 8.0% in the comparable period last year. Higher gross margins in 1999 favorably impacted operating income. Selling, general, and administrative expenses as a percentage of net sales were relatively unchanged compared to the same period one year ago.

    Interest and Other Expenses

        Interest expense in the first half of 1999 was down 13.0%, or $2.2 million, versus the first half of 1998, as a result of long-term debt reduction. Tighter controls on working capital and capital expenditures, coupled with strong operating cash flows, provided the sources for debt repayment.

Income from Continuing Operations

        Income from continuing operations before extraordinary item for the first six-months of 1999 of $12.7 million and net income of $11.9 million were up 84.2% and 72.5%, respectively, versus the same period last year. Positive gross margin impact and a decrease in interest expense are the two primary components of the growth.

    Extraordinary Item

        In 1999, the Company recorded a $0.8 million extraordinary charge (net of related income taxes of $0.5 million) relating to the early redemption premium on $23.8 million of its 10 1/8% subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

        During the first six months of 1999, the Company met its liquidity needs through internally generated cash flow. Principal liquidity needs included operations, debt amortization, capital expenditures and the Company's minority investment in Formametal (see Note (3) to the Condensed Consolidated Financial Statements). Cash flow from operations was $31.8 million in the first six months of 1999, compared to $29.0 million in the first six months of 1998. Cash outflows in the first six months of 1999 included $4.3 million of payments related to restructuring costs. The Company anticipates spending another $0.2 million of such costs during the remainder of 1999.

        As of July 4, 1999, U.S. Can had no borrowings outstanding under the Credit Agreement, $12.8 million in letters of credit had been issued pursuant thereto, and $37.2 million of unused credit remained available thereunder. On April 13, 1999, the revolver was reduced from $80 million to $50 million due to the Company's reduced borrowing needs. As of July 4, 1999, U.S. Can was in compliance with the Credit Agreement and its other long-term debt agreements. (See Note (5) to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.)

        The Company expects total capital expenditures in 1999 to be approximately $30 to $33 million and has spent $13.3 million in the first six months of the year. The 1999 expenditures include plans to install two new lithography presses in the fourth quarter. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

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

YEAR 2000

        Management has reviewed, evaluated and assessed the implication of the Year 2000 issue and believes that it will not pose significant operational problems for the Company. The Company divided its Year 2000 issues into four major categories, namely, Corporate information technology, embedded technology in its manufacturing operations, supporting customers and suppliers capabilities. The Company's corporate information systems are near completion relative to the Year 2000 compliance issues and the Company does not expect any disruption in its activities. The majority of embedded technology in the manufacturing operations have been made Year 2000 compliant as of the end of the second quarter. Those systems that are not yet corrected have been identified and are in the process being resolved and contingency plans are being finalized. The Company has met with numerous customers and has satisfied their concerns relative to Year 2000 readiness of the Company. Many key suppliers have been visited or surveyed for which there seems to be a general state of readiness. Appropriate contingency plans are being made if the Company believes there may be a Year 2000 risk at a specific supplier

        If Year 2000 issues are not identified, or assessment, remediation and testing are not effected in a timely manner, it is possible that the Year 2000 issue will materially and adversely impact the Company's results of operations. It is also possible that there will be an adverse impact on its relationships with customers, vendors, or others. Any failure to become Year 2000 compliant by banks, vendors, customers, and governmental agencies may also have an impact on the results of the Company to the extent they relate to the Company's ongoing operations and business requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Management does not believe the Company's exposure to market risk has significantly changed since year-end 1998 and believes that such risks are immaterial.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

        In April 1999, the National Labor Relations Board ("NRLB") upheld substantially all of the Administrative Law Judge's decision concerning the Company's compliance with certain interplant job opportunity provisions of a collective bargaining agreement. The Company has appealed to the NLRB's decision to the Court of Appeals for the Seventh Circuit. Reference is made to Note (9) of the Company's Consolidated Financial Statements contained in the Company's Form 10-K for the year ended December 31, 1998, for a description of this proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The registrant's Annual Meeting of Stockholders was held on April 22, 1999. The following persons were nominated and elected to serve as Directors of the registrant for a term of three years or until their successors have been duly elected and qualified:

            Nominee                       For                  Withheld
-----------------------------------------------------------------------
         Charles W. Gaillard           11,173,683                38,638
         Ricardo Poma                  11,172,459                39,862
         Louis B. Susman               11,172,945                39,376

        In addition, the proposal to adopt the 1999 Equity Incentive Plan was approved in accordance with the following vote:

             For            Against         Withheld        Broker Non-Votes
----------------------------------------------------------------------------
          6,710,001         1,146,734         3,402             3,352,184

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

                                                             INCORPORATION
EXHIBIT                                                      BY REFERENCE
NUMBER        DESCRIPTION OF DOCUMENT                        (IF APPLICABLE)
-------       -----------------------                        ---------------
 10.1         Amendment No. 5 to Credit Agreement
 27.1         Financial Data Schedule (EDGAR version only)


        (b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                U.S. CAN CORPORATION

Date: August 16, 1999           By: /s/ John L. Workman
                                    -----------------------------
                                    John L. Workman
                                    Executive Vice President and Chief Financial
                                    Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date: August 16, 1999           By: /s/ John L. Workman
                                    -----------------------------
                                    John L. Workman
                                    Executive Vice President and Chief Financial
                                    Officer