Form 10-Q
period 1999-10-03
US CAN CORP
filed 1999-11-17
CIK 895726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

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

                                    Yes X No

    As of October 31, 1999, 13,447,171 shares of U.S. Can Corporation's common stock were outstanding.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

                               TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            U.S. Can Corporation and Subsidiaries Condensed Consolidated
            Statements of Operations for the Quarterly and Nine-Month Periods Ended
            October 3, 1999 and October 4, 1998                                               3

            U.S. Can Corporation and Subsidiaries Condensed Consolidated
            Balance Sheets as of October 3, 1999 and December 31, 1998                        4

            U.S. Can Corporation and Subsidiaries Condensed Consolidated
            Statements of Cash Flows for the Nine-Months Ended
            October 3, 1999 and October 4, 1998                                               5

            Notes to Condensed Consolidated Financial Statements                              6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                       19

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                 19

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (000's omitted, except per share data)


                                                                       QUARTERLY PERIOD ENDED          NINE-MONTHS PERIOD ENDED
                                                                   -------------------------------  --------------------------------
                                                                   OCTOBER 3, 1999 OCTOBER 4, 1998  OCTOBER 3, 1999  OCTOBER 4, 1998
                                                                   -------------------------------  --------------------------------
NET SALES                                                             $    178,123    $   177,920       $    549,812   $    553,756
COST OF SALES                                                              152,742        154,365            470,116        483,567
                                                                   -------------------------------  --------------------------------
     Gross income                                                           25,381         23,555             79,696         70,189
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 8,133          7,785             25,001         24,274
SPECIAL CHARGES                                                                  -         35,869                -           35,869
                                                                   -------------------------------  --------------------------------
     Operating income (loss)                                                17,248        (20,099)            54,695         10,046
INTEREST EXPENSE ON BORROWINGS                                               6,841          8,251             21,758         25,391
AMORTIZATION OF DEFERRED FINANCING COSTS                                       278            346                898          1,110
OTHER EXPENSES                                                                 432            450              1,296          1,317
                                                                   -------------------------------  --------------------------------
Income (loss) before income taxes                                            9,697        (29,146)            30,743        (17,772)
PROVISION (BENEFIT) FOR INCOME TAXES                                         3,691        (11,788)            12,048         (7,301)
                                                                   -------------------------------  --------------------------------
Income (loss) from continuing operations before discontinued
  operations and extraordinary item                                          6,006        (17,358)            18,695        (10,471)
DISCONTINUED OPERATIONS, net of income taxes
     Net loss on sale of discontinued business                                   -         (8,528)                 -         (8,528)
EXTRAORDINARY ITEM, net of income taxes
     Net loss from early extinguishment of debt                               (488)             -             (1,296)           -
                                                                   -------------------------------  --------------------------------
NET INCOME (LOSS)                                                     $      5,518    $   (25,886)      $     17,399   $    (18,999)
                                                                   ===============================  ================================

PER SHARE DATA:
     Basic:
       Income (loss) from continuing operations before
         discontinued operations and  extraordinary item              $       0.45    $     (1.30)      $       1.40   $      (0.79)
       Discontinued operations                                                 -            (0.64)                            (0.64)
       Extraordinary item                                                    (0.04)           -                (0.10)           -
                                                                   -------------------------------  --------------------------------
          Net income                                                  $       0.41    $     (1.94)      $       1.30   $      (1.43)
                                                                   ===============================  ================================
          Weighted average shares outstanding (000's)                       13,477         13,325             13,396         13,245

    Diluted:
       Income (loss) from continuing operations before
         discontinued operations and  extraordinary item              $       0.44    $     (1.30)      $       1.38   $      (0.79)
       Discontinued operations                                                 -            (0.64)               -            (0.64)
       Extraordinary item                                                    (0.04)           -                (0.10)           -
                                                                   -------------------------------  --------------------------------
          Net income                                                  $       0.40    $     (1.94)      $       1.28   $      (1.43)
                                                                   ===============================  ================================
          Weighted average shares outstanding (000's)                       13,739         13,325             13,555         13,245


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (000'S omitted, except per share data)

                                                                                               OCTOBER 3,      DECEMBER 31,
                                           ASSETS                                                 1999            1998
                                                                                              ----------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                                $   32,153      $     18,072
     Accounts receivables, less allowances of $15,470 and $17,063 as of October 3, 1999
       and December 31, 1998, respectively                                                        77,743            63,742
     Inventories                                                                                  83,482            94,887
     Prepaid expenses and other current assets                                                    14,655            16,011
     Prepaid income taxes                                                                         22,934            22,934
                                                                                              ----------      ------------
          Total current assets                                                                   230,967           215,646
                                                                                              ----------      ------------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                                          5,770             5,862
     Buildings                                                                                    62,767            63,026
     Machinery, equipment and construction in process                                            416,087           416,940
                                                                                              ----------      ------------
                                                                                                 484,624           485,828
     Less -- Accumulated depreciation and amortization                                          (226,273)         (217,826)
                                                                                              ----------      ------------
          Total property, plant and equipment                                                    258,351           268,002
                                                                                              ----------      ------------
INTANGIBLE ASSETS, less amortization of $11,779 and $11,853 as of October 3, 1999
  and December 31, 1998, respectively                                                             50,632            51,928
OTHER ASSETS                                                                                      18,640            19,995
                                                                                              ----------      ------------
          Total assets                                                                        $  558,590      $    555,571
                                                                                              ==========      ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                                     $    6,176      $      6,731
     Accounts payable                                                                             69,848            52,317
     Accrued payroll, benefits and insurance                                                      33,107            31,282
     Restructuring reserves                                                                       19,122            25,674
     Other current liabilities                                                                    32,848            23,530
                                                                                              ----------      ------------
          Total current liabilities                                                              161,101           139,534
                                                                                              ----------      ------------
SENIOR DEBT                                                                                       38,739            45,617
SUBORDINATED DEBT                                                                                236,629           264,325
                                                                                              ----------      ------------
          Total long-term debt                                                                   275,368           309,942
                                                                                              ----------      ------------
OTHER LONG-TERM LIABILITIES
     Deferred income taxes                                                                         8,742             5,595
     Other long-term liabilities                                                                  46,170            50,323
                                                                                              ----------      ------------
          Total other long-term liabilities                                                       54,912            55,918
                                                                                              ----------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or
       outstanding                                                                                     -                 -
     Common stock, $0.01 par value; 50,000,000 shares authorized, 13,403,496 and
       13,278,223 shares issued as of October 3, 1999 and December 31, 1998, respectively            135               133
     Paid -in-capital                                                                            112,652           109,839
     Unearned restricted stock                                                                      (379)             (829)
     Treasury common stock, at cost; 115,460 and 90,011 shares at October 3, 1999 and
       December 31, 1998, respectively                                                            (1,938)           (1,728)
     Currency translation adjustment                                                              (4,865)           (1,443)
     Accumulated deficit                                                                         (38,396)          (55,795)
                                                                                              ----------      ------------
          Total stockholders' equity                                                              67,209            50,177
                                                                                              ----------      ------------
               Total liabilities and stockholders' equity                                     $  558,590      $    555,571
                                                                                              ==========      ============

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these balance sheets

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (000s omitted)


                                                                                                  NINE-MONTH PERIOD ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     OCTOBER 3, 1999        OCTOBER 4, 1998
                                                                                          ---------------        ---------------
  Net income                                                                              $        17,399        $       (18,999)
  Adjustments to reconcile net income to net cash provided by operating activities --
    Depreciation and amortization                                                                  25,419                 29,354
    Special charges                                                                                   -                   35,869
    Extraordinary loss on extinguishment of debt                                                    1,296                    -
    Deferred income taxes                                                                           2,240                   (236)
  Change in operating assets and liabilities
    Accounts receivable                                                                           (16,835)               (16,214)
    Inventories                                                                                     5,847                   (334)
    Accounts payable                                                                               12,383                   (983)
    Accrued payrolls and benefits, insurance and other                                              9,712                 16,841
    Postretirement benefits                                                                         1,217                  1,204
    Other, net                                                                                        128                  4,091
                                                                                          ---------------        ---------------
      Net cash provided by operating activities                                                    58,806                 50,593
                                                                                          ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                            (19,713)               (12,336)
  Proceeds on sale of business                                                                      4,500                    -
  Change in restricted cash                                                                           -                       29
  Proceeds from sale of property                                                                      556                    215
  Investment in Formametal S.A.                                                                    (1,644)                   -
                                                                                          ---------------        ---------------
      Net cash used in investing activities                                                       (16,301)               (12,092)
                                                                                          ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                                            1,959                    782
  Net borrowings under the revolving line of credit and changes in
    cash overdrafts                                                                                 6,217                (24,411)
  Repurchase of 10 1/8% notes                                                                     (27,696)                   -
  Payments of other long-term debt, including capital lease
    obligations                                                                                    (8,695)                (8,621)
  Payments of debt refinancing costs                                                                  -                     (134)
  Purchase of treasury stock, net                                                                    (210)                (1,585)
                                                                                          ---------------        ---------------
      Net cash used in financing activities                                                       (28,425)               (33,969)
                                                                                          ---------------        ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                 1                 (2,020)
                                                                                          ---------------        ---------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                              14,081                  2,512
CASH AND CASH EQUIVALENTS, beginning of year                                                       18,072                  6,773
                                                                                          ---------------        ---------------
CASH AND CASH EQUIVALENTS, end of period                                                  $        32,153        $         9,285
                                                                                          ===============        ===============

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 1999
                                   (UNAUDITED)

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

DISCONTINUED OPERATIONS

    On November 9, 1998, the Company sold its commercial Metal Services business. Final net cash proceeds were approximately $28 million including final working capital adjustments. Revenues from sales to third parties from these operations were $94.3 million in the period ending November 8, 1998 (excluding intra-company sales and ongoing third-party sales from the closed Midwest Litho facility, which were transferred to other Metal Services facilities).

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

         Cash costs for restructuring activities in the first nine months of 1999 were $6.5 million. The Company anticipates spending another $1.5 million of such costs in 1999 and $7.6 million in cash costs in the year 2000 and beyond. The remainder of the restructuring provision primarily consists of non-cash items associated with the write-off of assets.

    The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no formal plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

(3) ACQUISITIONS

    In March 1998, the Company acquired a 36.5% interest in Formametal S.A. ("Formametal"), an aerosol can manufacturer in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, the Company provided a guaranty, in an amount not to exceed $2.0 million, to secure the repayment of certain indebtedness of Formametal. In 1999, the Company loaned Formametal $1.0 million for capital expenditures with all principal and interest payable in January 2004. In addition, the Company received a three-year option to convert this loan into additional shares of Formametal, which, if exercised, would take the Company's interest in Formametal up to 39.8%. In addition, the Company loaned Formametal an additional $0.4 million in the third quarter of 1999, for working capital investment purposes.

(4) INVENTORIES

    All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $19.9 million at December 31, 1998, and $19.5 million at October 3, 1999, at the European subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. FIFO cost of LIFO inventories approximated their LIFO value at December 31, 1998 and at October 3, 1999.

    Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                               OCTOBER 3,        DECEMBER 31,
                                                  1999               1998
                                               ---------         -----------
Raw materials                                   $ 18,885           $ 21,171
Work in process                                   37,761             42,146
Finished goods                                    26,836             26,848
Machine shop inventory                                --              4,722
                                                --------           --------
                                                $ 83,482           $ 94,887
                                                ========           ========

(5) DEBT OBLIGATIONS

    The primary debt obligations of the Company at October 3, 1999 and December 31, 1998 consisted of the following (000's omitted):

                                              OCTOBER 3,          DECEMBER 31,
                                                1999                 1998
                                              ---------           ----------
Senior Debt
  Capital lease obligations                   $  10,995             $ 15,511
  Secured term loan                              24,401               25,128
  Industrial revenue bonds                        7,500                7,500
  Mortgages and other                             2,019                4,209
                                              ---------             --------
                                                 44,915               52,348
Less--Current maturities                         (6,176)              (6,731)
                                              ---------             --------
    Total senior debt                            38,739               45,617
Senior subordinated 10 1/8% notes               236,629              264,325
                                              ---------             --------
    Total long-term debt                      $ 275,368             $309,942
                                              =========             ========

    In 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), originally providing a $110 million revolving credit facility, which was reduced to $80 million in 1998 and to $50 million in April, 1999 because of the Company's reduced needs. Obligations under the Credit Agreement were secured by U.S. Can's domestic accounts receivable and inventories, however, this collateral was released in May, 1999 because of the improved credit profile of the Company. Funds available under the Credit Agreement may be used for general corporate purposes (including working capital needs and permitted acquisitions).

    As of December 31, 1998 and October 3, 1999, U.S. Can had no borrowings outstanding under the Credit Agreement, $12.3 million and $11.6 million, respectively, in letters of credit had been issued pursuant thereto, and $67.7 million and $38.4 million, respectively, of unused credit remained available. The weighted average interest rate of the loans outstanding was 9.90% and 9.83%, respectively.

    In October 1996, the Corporation issued $275 million principal amount of 10 1/8% Senior Subordinated Notes due 2006 in a private placement. These notes were exchanged in March 1997 for similar notes which are publicly registered. These exchange notes (the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon a change of control of the Corporation, as defined, the Noteholders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium. As part of the Company's focus on debt reduction, it repurchased through the open market, and subsequently retired, $10.7 million and an additional $27.7 million of the outstanding 10 1/8% Notes through December 31, 1998 and October 3, 1999, respectively. As a result of the early redemption, there was an extraordinary charge in 1999 of $1.3 million, net of taxes of $0.8 million, which represents the redemption premiums related to the retirement of the 10 1/8% Notes and related deferred financing costs. Under the Credit Agreement, the Company can elect to repurchase up to $40.0 million of the outstanding 10 1/8% Notes. As of July 1999, the Company had purchased the maximum amount of notes allowed under the Credit Agreement.

    The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain required ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. In conjunction with the release of the collateral, certain covenants under the Credit Agreement were tightened moderately. The covenants also restrict the Company's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to consummate investments, acquisitions, mergers and affiliated transactions. The Company was in compliance with all required ratios and covenants as of October 3, 1999.

(6) SUPPLEMENTAL CASH FLOW INFORMATION

    The Company paid interest on borrowings of approximately $18.0 million and $14.3 million for the nine-month periods ended October 4, 1998 and October 3, 1999, respectively.

    The Company paid approximately $1.0 million and $0.8 million of income taxes for the nine-month periods ended October 4, 1998 October 3, 1999, respectively.

    During the nine-month periods ended October 4, 1998 and October 3, 1999, the Company issued stock valued at approximately $0.7 million and $0.9 million, respectively, into certain of its employee benefit plans.

(7) NEW ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and will be adopted by the Company in 2001. This new pronouncement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company does not believe this pronouncement will have a material impact upon current reporting or results.

(8) SEGMENTATION

    The Company has established three segments by which management monitors and evaluates business performance, customer base and market share. These segments (Aerosol, Paint, Plastic & General Line and Custom & Specialty) have separate management teams and distinct product lines.

    The Aerosol segment has two units: United States and International. The segment produces steel aerosol containers for personal care, household, automotive, paint and industrial products. Paint, Plastic & General Line principally produces round cans for paint and coatings, oblong cans for items such as lighter fluid and turpentine, and plastic containers for industrial and consumer products. Custom & Specialty produces a wide array of functional and decorative tins, containers and other products.

    The following is a summary of revenues from external customers and income
(loss) from operations for the periods ended October 3, 1999 and October 4, 1998, respectively (000's omitted):


                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         OCTOBER 3,           OCTOBER 4,        OCTOBER 3,      OCTOBER 4,
                                            1999                1998              1999            1998
                                         ---------            ---------         ---------       ---------
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol                                  $119,787             $117,010          $372,742         $364,389
Paint, Plastic, & General Line             41,135               40,805           127,209          131,704
Custom & Specialty                         17,201               20,105            49,861           57,663
                                         --------             --------          --------         --------
Total revenues                           $178,123             $177,920          $549,812         $553,756
                                         ========             ========          ========         ========

INCOME (LOSS) FROM OPERATIONS:
Aerosol                                  $ 20,976             $ 20,496          $ 66,735         $ 60,071
Paint, Plastic, & General Line              4,190                3,010            14,380           13,123
Custom & Specialty                          3,016                4,064             7,070            8,857
Corporate and eliminations                (10,934)             (47,669)          (33,490)         (72,005)
                                         --------             --------          --------         --------
Total income (loss) from operations      $ 17,248             $(20,099)         $ 54,695         $ 10,046
                                         ========             =========         ========         ========

(9) COMPREHENSIVE NET INCOME

    The components of comprehensive income for the three months and nine months ended October 3, 1999 and October 4, 1998 are as follows (000's omitted):

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                        OCTOBER 3,          OCTOBER 4,       OCTOBER 3,      OCTOBER 4,
                                          1999                1998              1999            1998
                                        ---------           ---------        ---------       ---------
Net Income                               $ 5,518            $(25,886)         $17,399         $(18,999)
Foreign Currency Translation Adjustment    3,111               2,350           (3,422)           2,001
                                         -------            --------          -------         --------
Comprehensive Income                     $ 8,629            $(23,536)         $13,977         $(16,998)
                                         =======            ========          =======         ========

(10)  SUBSIDIARY GUARANTOR INFORMATION

    The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through October 3, 1999, U.S. Can, wholly owned by the Corporation, was the only Subsidiary Guarantor. Separate financial statements of U.S. Can are not presented because management of the Company has determined that they are not material to investors.

    The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), U.S. Can (the "Subsidiary Guarantor"), and the other subsidiaries (the "Non-Guarantor Subsidiaries"), as of December 31, 1998 and October 3, 1999, and for the nine-month periods ended October 4, 1998 and October 3, 1999. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATING  STATEMENTS OF OPERATIONS
                    Nine-Month Period Ended October 3, 1999
                                  (Unaudited)
                                (000's omitted)

                                                               UNITED STATES
                                                    U.S. CAN    CAN COMPANY   USC EUROPE (NON-                      U.S. CAN
                                                  CORPORATION   (SUBSIDIARY      GUARANTOR                        CORPORATION
                                                    (PARENT)    GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS      CORSOLIDATED
                                                  -----------  -------------  ---------------   ------------      ------------

NET SALES                                           $     -       $424,465      $  125,347      $         -        $ 549,812
COST OF SALES                                             -        361,358         108,758                -          470,116
                                                    -------       --------      ----------      -----------        ---------
     Gross income                                         -         63,107          16,589                -           79,696
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              -         18,148           6,853                -           25,001
                                                    -------       --------      ----------      -----------        ---------
     Operating income                                     -         44,959           9,736                -           54,695
INTEREST EXPENSE ON BORROWINGS                            -         19,250           2,508                -           21,758
AMORTIZATION OF DEFERRED FINANCING COSTS                  -            898               -                -              898
OTHER EXPENSES                                            -          1,296               -                -            1,296
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY               17,399          4,772               -          (22,171)               -
PROVISION FOR INCOME TAXES                                -          9,592           2,456                -           12,048
EXTRAORDINARY ITEM - LOSS ON THE EARLY
EXTINGUISHMENT OF DEBT, net of income tax                 -         (1,296)              -                -           (1,296)
                                                    -------       --------      ----------      -----------        ---------
NET INCOME (LOSS)                                   $17,399       $ 17,399      $    4,772      $   (22,171)       $  17,399
                                                    =======       ========      ==========      ===========        =========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATING  STATEMENTS OF OPERATIONS
                    Nine-Month Period Ended October 4, 1998
                                  (Unaudited)
                                (000's omitted)

                                                               UNITED STATES
                                                    U.S. CAN    CAN COMPANY   USC EUROPE (NON-                      U.S. CAN
                                                  CORPORATION   (SUBSIDIARY      GUARANTOR                        CORPORATION
                                                    (PARENT)    GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS      CORSOLIDATED
                                                  -----------  -------------  ---------------   ------------      ------------
NET SALES                                           $      -      $  464,227    $      89,529   $         -        $553,756
COST OF SALES                                              -         403,308           80,259             -         483,567
                                                    --------      ----------    -------------   -----------        --------
     Gross income                                          -          60,919            9,270             -          70,189
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               -          21,062            3,212             -          24,274
SPECIAL CHARGES                                            -          35,869                -             -          35,869
                                                    --------      ----------    -------------   -----------        --------
     Operating income                                      -           3,988            6,058             -          10,046
INTEREST EXPENSE ON BORROWINGS                             -          23,428            1,963             -          25,391
AMORTIZATION OF DEFERRED FINANCING COSTS                   -           1,110                -             -           1,110
OTHER EXPENSES                                             -           1,317                -             -           1,317
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY               (18,999)          2,990                -        16,009               -
PROVISION (BEBEFIT) FOR INCOME TAXES                       -          (8,406)           1,105             -          (7,301)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
net of income tax                                          -          (8,528)                             -          (8,528)
                                                    --------      ----------    -------------   -----------        --------
NET INCOME (LOSS)                                   $(18,999)     $  (18,999)   $       2,990   $    16,009        $(18,999)
                                                    ========      ==========    =============   ===========        ========

                     U.S.  CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             As of October 3, 1999
                                  (Unaudited)
                                 (000s omitted)


                                                                     UNITED STATES
                                                        U.S. CAN       CAN COMPANY     USC EUROPE                         U.S. CAN
                                                       CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                     CORPORATION
                                                         (PARENT)      GUARANTOR)    SUBSIDIARIES)      ELIMINATIONS    CONSOLIDATED
                                                       -----------   -------------   --------------     ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                          $      -      $    19,725    $       12,428      $       -       $    32,153
     Accounts receivable                                       -           51,089            26,654              -            77,743
     Inventories                                               -           63,999            19,483              -            83,482
     Prepaid expenses and other assets                                     33,672             3,917              -            37,589
                                                        ----------    -----------    --------------      -----------     -----------
          Total current assets                                 -          168,485            62,482              -           230,967
NET PROPERTY, PLANT AND EQUIPMENT                              -          191,749            66,602              -           258,351
INTANGIBLE ASSETS                                              -           50,632               -                -            50,632
OTHER ASSETS                                               236,629         11,905             6,735         (236,629)         18,640
INVESTMENT IN SUBSIDIARIES                                  43,962         59,846               -           (103,808)            -
                                                        ----------    -----------    --------------      -----------     -----------
          Total assets                                  $  280,591    $   482,617    $      135,819      $  (340,437)    $   558,590
                                                        ==========    ===========    ==============      ===========     ===========
CURRENT LIABILITIES
     Current maturities of long-term debt               $      -      $     3,422    $        2,754      $       -       $     6,176
     Accounts payable                                          -           52,335            17,513              -            69,848
     Other current liabilities                                 -           73,083            11,994              -            85,077
                                                        ----------    -----------    --------------      -----------     -----------
          Total current liabilities                            -          128,840            32,261              -           161,101
SENIOR DEBT                                                    -           15,093            23,646              -            38,739
SUBORDINATED DEBT                                          236,629        236,629               -           (236,629)        236,629
OTHER LONG-TERM LIABILITIES                                    -           50,590             4,322              -            54,912
INTERCOMPANY ADVANCES                                      (23,247)         7,503            15,744              -               -
STOCKHOLDERS' EQUITY                                        67,209         43,962            59,846         (103,808)         67,209
                                                        ----------    -----------    --------------      -----------     -----------
          Total liabilities and stockholders' equity    $  280,591    $   482,617    $      135,819      $  (340,437)    $   558,590
                                                        ==========    ===========    ==============      ===========     ===========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 1998
                                  (Unaudited)
                                 (000s omitted)

                                                                      UNITED STATES
                                                        U.S. CAN        CAN COMPANY      USC EUROPE                      U.S. CAN
                                                       CORPORATION     (SUBSIDIARY     (NON-GUARANTOR                  CORPORATION
                                                         (PARENT)       GUARANTOR)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                                       -----------    -------------    --------------   ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                          $      -       $     9,408     $        8,664    $       -      $    18,072
     Accounts receivable                                       -            41,461             22,281            -           63,742
     Inventories                                               -            74,965             19,922            -           94,887
     Prepaid expenses and other assets                                      35,856              3,089            -           38,945
                                                        ----------     -----------     --------------    -----------    -----------
          Total current assets                                 -           161,690             53,956            -          215,646
NET PROPERTY, PLANT AND EQUIPMENT                              -           197,677             70,325            -          268,002
INTANGIBLE ASSETS                                              -            51,928                -              -           51,928
OTHER ASSETS                                               270,587           6,847              6,886       (264,325)        19,995
INVESTMENT IN SUBSIDIARIES                                  40,383          53,144                -          (93,527)           -
                                                        ----------     -----------     --------------    -----------    -----------
          Total assets                                  $  310,970     $   471,286     $      131,167    $  (357,852)   $   555,571
                                                        ==========     ===========     ==============    ===========    ===========
CURRENT LIABILITIES
     Current maturities of long-term debt               $      -       $     3,922     $        2,809    $       -      $     6,731
     Accounts payable                                          -            37,089             15,228            -           52,317
     Other current liabilities                                 -            67,735             12,751            -           80,486
                                                        ----------     -----------     --------------    -----------    -----------
          Total current liabilities                            -           108,746             30,788            -          139,534
SENIOR DEBT                                                                 19,134             26,483            -           45,617
SUBORDINATED DEBT                                          264,325         264,325                -         (264,325)       264,325
OTHER LONG-TERM LIABILITIES                                    -            51,656              4,262            -           55,918
INTERCOMPANY ADVANCES                                       (3,532)        (12,958)            16,490            -              -
STOCKHOLDERS' EQUITY                                        50,177          40,383             53,144        (93,527)        50,177
                                                        ----------     -----------     --------------    -----------    -----------
          Total liabilities and stockholders' equity    $  310,970     $   471,286     $      131,167    $  (357,852)   $   555,571
                                                        ==========     ===========     ==============    ===========    ===========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    NINE-MONTH PERIOD ENDED OCTOBER 3, 1999
                                  (Unaudited)
                                 (000s omitted)


                                                                     UNITED STATES
                                                        U.S. CAN       CAN COMPANY     USC EUROPE                        U.S. CAN
                                                       CORPORATION    (SUBSIDIARY    (NON-GUARANTOR                    CORPORATION
                                                         (PARENT)      GUARANTOR)    SUBSIDIARIES)     ELIMINATIONS    CONSOLIDATED
                                                       -----------   -------------   --------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES                    $      -      $    52,165    $        6,641     $         -     $    58,806
                                                        ----------    -----------    --------------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         -          (16,691)           (3,022)              -         (19,713)
  Proceeds on the sale of business                             -            4,500                 -               -           4,500
  Proceeds on the sale of property                             -              556                 -               -             556
  Investment in Formamental S.A.                               -                -            (1,644)              -          (1,644)
                                                        ----------    -----------    --------------     -----------     -----------
    Net cash used in investing activities                      -          (11,635)           (4,666)              -         (16,301)
                                                        ----------    -----------    --------------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                           (1,749)        (3,993)            5,742               -               -
  Issuance of common stock and exercise of
    stock options                                            1,959              -                 -               -           1,959
  Net borrowings under the revolving line of credit
    and changes in cash overdrafts                               -          6,014               203               -           6,217
  Repurchase of 10 1/8% notes                                             (27,696)                -               -         (27,696)
  Payments of other long-term debt, including capital
    lease obligations                                            -         (4,539)           (4,156)              -          (8,695)
  Purchase of treasury stock, net                             (210)             -                 -               -            (210)
                                                        ----------    -----------    --------------     -----------     -----------
    Net cash (used in) provided by financing
      activities                                                 -        (30,214)            1,789               -         (28,425)
                                                        ----------    -----------    --------------     -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          -              -                 1               -               1
                                                        ----------    -----------    --------------     -----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                            -         10,316             3,765               -          14,081
                                                        ----------    -----------    --------------     -----------     -----------
CASH AND CASH EQUIVALENTS, beginning of year                     -          9,408             8,664               -          18,072
                                                        ----------    -----------    --------------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                         -         19,724            12,429               -          32,153
                                                        ==========    ===========    ==============     ===========     ===========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    NINE-MONTH PERIOD ENDED OCTOBER 4, 1998
                                  (Unaudited)
                                 (000s omitted)

                                                                          UNITED STATES
                                                              U.S. CAN     CAN COMPANY      USC EUROPE                    U.S. CAN
                                                             CORPORATION   (SUBSIDIARY    (NON-GUARANTOR                CORPORATION
                                                               (PARENT)     GUARANTOR)    SUBSIDIARIES)   ELIMINATIONS  CONSOLIDATED
                                                             -----------  -------------   --------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES                         $      -     $    49,934      $        659   $       -     $    50,593
                                                             ----------   -----------      ------------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              -          (9,038)           (3,298)          -         (12,336)
  Proceeds on the sale of property                                  -             215               -             -             215
  Changes in restricted cash                                        -              29               -             -              29
                                                             ----------   -----------      ------------   -----------   -----------
      Net cash used in investing activities                         -          (8,794)           (3,298)          -         (12,092)
                                                             ----------   -----------      ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                                   803        (6,694)            5,891           -             -
  Issuance of common stock and exercise of stock options            782           -                 -             -             782
  Net borrowings under the revolving line of credit and
    changes in cash overdrafts                                      -         (24,197)             (214)          -         (24,411)
  Payments of other long-term debt, including capital lease                                                                     -
    obligations                                                     -          (7,465)           (1,156)          -          (8,621)
  Payments of debt refinancing costs                                -            (134)              -             -            (134)
  Purchase of treasury stock, net                                (1,585)          -                 -             -          (1,585)
                                                             ----------   -----------      ------------   -----------   -----------
      Net cash (used in) provided by financing activities           -         (38,490)            4,521           -         (33,969)
                                                             ----------   -----------      ------------   -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             -               -            (2,020)          -          (2,020)
                                                             ----------   -----------      ------------   -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                               -           2,650              (138)          -           2,512
CASH AND CASH EQUIVALENTS, beginning of year                        -             415             6,358           -           6,773
                                                             ----------   -----------      ------------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                     $      -     $     3,065      $      6,220   $       -     $     9,285
                                                             ==========   ===========      ============   ===========   ===========

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

RESULTS OF OPERATIONS

    On November 9, 1998, U.S. Can sold substantially all of the assets of its commercial Metal Services business and, accordingly, the Metal Services business was shown as a discontinued operation. 1998 revenues of the Metal Services business up to the point of the sale were $94.3 million. The Company also sold its machine engineering center in Orlando, Florida ("OMEC") on January 29, 1999. Revenues from this location were $8.2 million in 1998. In addition, as of November 1999, the Company continues to actively work towards the sale of its Metal Closure business which operates out of the Glen Dale, West Virginia facility. In 1998, third quarter and nine-month period revenues from this operation were $5.9 million and $ 14.3 million, respectively. Comparable revenues from this facility in the third quarter and the nine-month period ended October 3, 1999 were $4.0 million and $ 12.4 million, respectively.

QUARTERLY PERIOD ENDED OCTOBER 3, 1999 VERSUS QUARTERLY PERIOD ENDED OCTOBER 4, 1998

    Net Sales

    Net sales for the quarter ended October 3, 1999, totaled $178.1 million, a 0.1% increase versus the corresponding period in 1998. A slight increase in unit volumes, both in the U.S. and Europe, contributed to the sales increase.

    Along business segment lines, Aerosol net sales in the third quarter of 1999 were $119.8 million. This represented a 2.4% increase primarily due to the ramp-up of the Wales facility and increased U.S. demand. The Paint, Plastic and General Line segment had a 1.0% increase in net sales. The Custom & Specialty segment sales of $17.2 million were down 14.4% versus the third quarter of 1998. The decline in Custom & Specialty sales is due to a combination of market demand and productivity issues currently being addressed by management.

    Gross Income

    Gross income of $25.4 million for the third quarter of 1999 was up $1.8 million, or 7.8%, versus the third quarter of 1998. Gross margin increased to 14.2% of net sales for the period from 13.2% in the comparable period last year. The primary factors influencing the increase were the operating benefits being realized from the 1997 and the 1998 restructuring programs, productivity improvements in the Paint and General line segment, and increased production from the Wales operation.

    Along segment lines, Aerosol gross income increased from $20.5 to $21.0, or 2.4%, aided by slightly higher sales volume, the Welsh operation improvements, and the effects of consolidating manufacturing operations. Paint, Plastic and General Line gross income increased 39.2% versus the third quarter of 1998 primarily due to productivity improvements in paint and general line. Custom & Specialty gross income decreased 25.8% for the third quarter of 1999, due to the volume softness and productivity issues. Certain expenses are not allocated to specific business segments including special charges, corporate engineering costs and other miscellaneous charges.

    Operating Income

    Operating income in the third quarter of 1999 was $17.2 million versus a $(20.1) million loss in the third quarter of 1998. Operating margin increased to 9.7% of net sales. Higher gross margins in 1999 favorably impacted operating income. In 1998, the Company recorded a $35.9 million special charge, resulting in the 1998 operating loss. Refer to Note (2) to the Condensed Consolidated Financial Statements for further discussion on the special charge. Operating margin before the special charge for the period ended October 4, 1998 was 8.9% of net sales. Selling, general, and administrative expenses as a percentage of net sales were relatively flat compared to the same period a year ago.

    Interest and Other Expenses

    Interest expense in the third quarter of 1999 was down 17.1%, or $1.4 million, versus the third quarter of 1998. Tighter controls on working capital and capital expenditures, coupled with strong operating cash flows, have resulted in long-term debt reductions of $61.2 million since the third quarter of last year and $35.1 million since year-end 1998.

    Income from Continuing Operations

    Third quarter income from continuing operations was $6.0 million ($ 0.44 diluted earnings per share) up $23.4 million versus the same period last year. Income from continuing operations before the special charge for the period ended October 4, 1998 was $4.1 million or $0.30 per diluted share. Positive gross margin impact, a decrease in interest expense and the $35.9 million special charge taken in the third quarter of 1998 are the primary drivers of this increase.

    Extraordinary Item

    In third quarter of 1999, the Company recorded a $0.5 million extraordinary charge (net of related income taxes of $0.3 million) relating to the early redemption premium on $3.9 million of its 10 1/8% subordinated notes and the write-off of deferred financing costs.

    Net Income

    Third quarter net income of $5.5 million ($0.40 diluted earnings per share) and $6.0 million ($0.44 diluted earnings per share) before the extraordinary item. 1998 third quarter net loss was $ (25.9) million or $(1.94) diluted earnings per share including a loss of $(2.69) per diluted share associated with the special charge and a loss of $(0.64) per diluted share for discontinued operations. The special charge taken in 1998, the sale of the discontinued Metal Services business and a positive gross margin impact are all components of the overall growth in 1999.

NINE-MONTH PERIOD ENDED OCTOBER 3, 1999 VERSUS NINE-MONTH PERIOD ENDED OCTOBER 4, 1998

    Net Sales

    Net sales for the nine-month period ended October 3, 1999, totaled $549.8 million, a 0.7% decrease versus the corresponding period in 1998. Severe heat across the continental United States in the last half of July negatively impacted demand from some of the Company's customers.

    Along business segment lines, Aerosol net sales in the first three quarters of 1999 were $372.7 million, 2.3% ahead of the same period last year. Stronger U.S. volumes and increased production in Wales enhanced year-to-date sales comparisons. Consistent with expectations, the Paint, Plastic and General Line segment had a slight decrease of 3.4% in net sales due to reduced customer requirements during the year. In the Custom & Specialty segment, sales were down 13.5% due principally to significant liquidation of excess holiday products in early 1998 and reduced productivity in 1999.

    Gross Income

    Gross income of $79.7 million for the nine month period in 1999 was up $9.5 million, or 13.5%, versus the corresponding period in 1998. Gross margin of 14.5% for the first three quarters of 1999 compares favorably to the 12.7% reported in the first three quarters of 1998. Improved margins reflect productivity improvements in some segments and benefits derived from restructuring programs.

    Aerosol gross income increased 11.0%, which is due to higher sales volume, the Welsh operation ramp-up, and the effects of consolidating manufacturing operations (as part of the restructuring plans). Paint, Plastic and General Line gross income increased 9.6% versus the first nine months of 1998 due to productivity improvements in paint and general line. Custom & Specialty gross income declined 20.1% for the nine-month period of 1999, due largely to lower sales levels and productivity declines. Certain expenses are not allocated to specific business segments including special charges, corporate engineering costs and other miscellaneous charges.

    Operating Income

    Operating income reported for the first nine months of 1999 was $54.7 million versus $10.0 million in the first nine months of 1998. Operating margin increased to 9.9% of net sales for the period from 1.8% in the comparable period last year. 1998 operating income includes the $35.9 million special charge for restructuring programs. Operating margin before the special charge for the period ended October 4, 1998 was 8.3% of net sales. 1999 operating margins reflect higher gross margins, attributable in part to the restructuring actions taken as well as overhead reduction programs and productivity improvements. Selling, general, and administrative expenses as a percentage of net sales were relatively unchanged compared to the same period one year ago.

    Interest and Other Expenses

    Interest expense in the first three quarters of 1999 was down 14.3%, or $3.6 million, versus the first nine months of 1998, as a result of long-term debt reduction. Tighter controls on working capital and capital expenditures, coupled with strong operating cash flows, provided the sources for debt repayment.

    Income from Continuing Operations

    Income from continuing operations for the first nine months of 1999 was $18.7 million ($1.38 diluted earnings per share), up $29.2 million versus the same period last year. Income from continuing operations before the special charge for the nine months ended October 4, 1998 was $11.0 million or $0.82 per diluted share. The benefits realized from the restructuring charges taken in 1998, positive gross margin impact and a decrease in interest expense are the primary components of the growth.

    Extraordinary Item

    In 1999, the Company recorded a $1.3 million extraordinary charge (net of related income taxes of $0.8 million) relating to the early redemption premium and deferred financing costs on $27.7 million of its 10 1/8% subordinated notes.

    Net Income

    Net income was $17.4 million ($1.28 diluted earning per share) or $18.7 million ($1.38 diluted earnings per share) before the extraordinary item. The net loss for the nine months ended October 4, 1998 was $ (19.0) million or $ (1.43) diluted earnings per share, which included a loss of $(2.71) per diluted share associated with the special charge and a loss of $(0.64) per diluted share related to discontinued operations. The benefits realized from the restructuring charges taken in 1998, positive gross margin impact and a decrease in interest expense are the primary components of the growth.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 1999, the Company met its liquidity needs through internally generated cash flow. Principal liquidity needs included operations, debt amortization, capital expenditures and the Company's minority investment in Formametal (see Note (3) to the Condensed Consolidated Financial Statements). Cash flow from operations was $58.8 million in the first nine months of 1999, compared to $50.6 million in the first nine months of 1998. Cash outflows in the first nine months of 1999 included $6.5 million of payments related to restructuring costs.

    As of October 3, 1999, U.S. Can had no borrowings outstanding under the Credit Agreement, $11.6 million in letters of credit had been issued pursuant thereto, and $38.4 million of unused credit remained available thereunder. In April 1999, the revolver was reduced from $80 million to $50 million due to the Company's reduced borrowing needs. As of October 3, 1999, U.S. Can was in compliance with the Credit Agreement and its other long-term debt agreements. (See Note (5) to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.)

    The Company expects total capital expenditures in 1999 to be approximately $30 to $33 million and has spent $19.7 million in the first nine months of the year. The 1999 expenditures include plans to install two new state-of-the-art lithography presses in the fourth quarter. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

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

YEAR 2000

    Management has reviewed, evaluated and assessed the implication of the Year 2000 issue and believes that it will not pose significant operational problems for the Company. The Company divided its Year 2000 issues into four major categories, namely, corporate information technology, embedded technology in its manufacturing operations, supporting customers' and suppliers' capabilities. The Company's corporate information systems are near completion relative to the Year 2000 compliance issues and the Company does not expect any disruption in its activities. The majority of embedded technology in the manufacturing operations had been made Year 2000 compliant as of the end of the second quarter. Those systems that are not yet corrected have been identified and are in the process of being resolved, and contingency plans are being finalized. The Company has met with numerous customers and believes it has satisfied their concerns about the Company's Year 2000 readiness. Many key suppliers have been visited or surveyed and there seems to be a general state of readiness. Appropriate contingency plans are being made if the Company believes there may be a Year 2000 risk at a specific supplier.

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

FORWARD LOOKING STATEMENT

    Certain statements in this filing constitute "forward-looking statements" within the meaning of the Federal securities laws. Such statements involve known or unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than future results, performance or achievements expressed or implied in this filing. By way of example and not limitation and in no particular order, known risks and uncertainty include the timing of, and net proceeds realized from, divestitures; the timing and cost of plant closures; the level of cost reduction achieved through restructuring; the success of new technology; changes in market conditions or product demand; loss of important customers; changes in raw material costs; the effect Year 2000 may have on computer systems; and currency fluctuation. In light of these and other risks and uncertainties, the inclusion of a forward-looking statement in this filing should not be regarded as a representation by the Company that any future results, performance or achievement will be attained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management does not believe the Company's exposure to market risk has significantly changed since year-end 1998 and believes that such risks are immaterial.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits



                                                                 INCORPORATION
EXHIBIT                                                           BY REFERENCE
NUMBER        DESCRIPTION OF DOCUMENT                            (IF APPLICABLE)
- -------       ------------------------------------------------------------------
 27.1         Financial Data Schedule (EDGAR version only)

    (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.



                                           U.S. CAN CORPORATION

Date: November 17, 1999                    By: /s/ John L. Workman
                                              -----------------------------
                                                 John L. Workman
                                                 Executive Vice President and
                                                 Chief Financial Officer