Form 10-K405
period 1999-12-31
US CAN CORP
filed 2000-03-30
CIK 895726

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

COMMISSION FILE NUMBER 1-13678

                              U.S. CAN CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)

                         DELAWARE                                                06-1094196
              (State or other jurisdiction of                                 (I.R.S. Employer
              incorporation or organization)                                 Identification No.)
          900 COMMERCE DRIVE, OAK BROOK, ILLINOIS                                   60523
         (Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code (630) 571-2500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                      ON WHICH REGISTERED
                  -------------------                                     ---------------------
             Common Stock, par value $0.01                               New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the"Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes [X]     No [ ]

     As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of U.S. Can Corporation was approximately $145,901,616.

     As of February 29, 2000, 13,448,471 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of U.S. Can Corporation's 2000 Proxy Statement are incorporated in Part III hereof by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.       Business....................................................     3
Item 2.       Properties..................................................     6
Item 3.       Legal Proceedings...........................................     8
Item 4.       Submission of Matters to a Vote of Security Holders.........     8
PART II
Item 5.       Market for Common Equity and Related Stockholder Matters....     8
Item 6.       Selected Financial Data.....................................     9
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     9
Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................    14
Item 8.       Financial Statements and Supplementary Data.................    17
Item 9.       Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure..................................    47
PART III
Item 10.      Directors and Executive Officers of the Registrant..........    47
Item 11.      Executive Compensation......................................    47
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................    47
Item 13.      Certain Relationships and Related Transactions..............    47
PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................    48

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     U.S. Can Corporation (a Delaware corporation), through its wholly owned subsidiary United States Can Company, is a leading manufacturer of steel containers for personal care, household, automotive, paint, industrial and specialty products in the United States and Europe, as well as food cans in Europe and plastic containers in the U.S.. References in this Report to the "Company" mean U.S. Can Corporation and its subsidiaries, collectively, unless the context otherwise requires; and references to "U.S. Can" mean solely United States Can Company and, unless the context otherwise requires, does not include U.S. Can's foreign subsidiaries (collectively referred to as "USC Europe"). The Company conducts its principal business operations in the general and food packaging sectors of the metal container industry. The Company's 1999 sales were generated by three major segments: (i) Aerosol Products: U.S. and International;
(ii) Paint, Plastic & General Line Products; and (iii) Custom & Specialty Products. The references in this Report to market positions or market share are based on information derived from annual reports, trade publications and management estimates which the Company believes to be reliable. For financial information about segments and geographic areas, refer to Note (12) to the Consolidated Financial Statements.

AEROSOL

     The Company is the leader in sales of aerosol cans in the United States, accounting for more than 50% of all steel aerosol containers used in 1999. USC Europe is the second largest manufacturer of steel aerosol cans in Europe. Aerosol containers represent the Company's largest segment, accounting for approximately 67.7% of the Company's total net sales in 1999, and are used to package personal care, household, automotive, paint and various other products. The Company offers a wide range of aerosol containers in order to meet its customers' requirements, including stylized necked-in and beaded cans and barrier-pack cans used for products such as shaving gel.

PAINT, PLASTIC & GENERAL LINE

     Paint, Plastic & General Line, the Company's second largest segment, accounted for approximately 22.6% of the Company's total net sales in 1999. This segment produces round steel cans for paint and coatings, oblong steel cans for products such as turpentine and charcoal lighter, and plastic pails and other containers for industrial and consumer products. Management estimates that U.S. Can is second in market share in the United States, on a unit volume basis, in steel round and general line containers.

CUSTOM & SPECIALTY PRODUCTS

     The Company has a significant presence in the custom and specialty products market. Its product lines include a wide array of functional and decorative containers and tins, fitments and stampings, and collectible items. Custom & Specialty products accounted for approximately 9.6% of the Company's total net sales in 1999.

RECENT DEVELOPMENTS

     On March 22, 2000, a group led by Paul W. Jones, Chairman and Chief Executive Officer of the Company and Berkshire Partners, a private equity firm, made a proposal to the Company's board of directors calling for a recapitalization of the Company in which public shareholders of the Company would receive $21.00 in cash per outstanding share of common stock. The Company's board of directors has formed a special committee to evaluate the proposal. The special committee has retained legal advisors and will be retaining a financial advisor to assist it in its evaluation. Any transaction would be subject to approvals by the special committee and the board of directors, shareholder approval, confirmatory due diligence to be performed by the financial institutions that are expected to provide the financing for the proposed transaction, the negotiation and execution of mutually satisfactory definitive agreements and other customary conditions. There can be no assurance that any agreements relating to the proposal will be reached or that any transaction will be consummated.

CUSTOMERS

     As of December 31, 1999, in the United States, the Company had approximately 7,000 customers for its products. No single customer accounted for more than 10% of the Company's total net sales. To the extent possible, the Company enters into one-year or multi-year supply agreements with its major customers. These agreements specify the number of containers a customer will purchase (or the mechanism for determining such number), pricing, volume discounts (if any) and, in the case of many of the Company's multi-year supply agreements, a provision permitting the Company to pass through price increases in certain raw material and other costs.

     Aerosol containers accounted for 67.7% of the Company's total net sales for the year ended December 31, 1999. A significant reduction in the number of aerosol containers used by the Company's customers could have a material adverse effect on the Company.

     In October 1996, U.S. Can received written confirmation of a major customer's intention to purchase certain annual unit volumes of aerosol cans from U.S. Can, including USC Europe operations. The Company's manufacturing facility in Merthyr Tydfil, in which the Company has invested approximately $30 million, was opened in large part due to the major customer's decision. The loss of this customer or a material reduction in the benefits to the Company expected under this arrangement, would have an adverse impact on the profitability of that facility and the Company's ability to recoup its investment in Merthyr Tydfil. The plant began to service other customers in 1998 and the Company has continued to expand the customer base of this facility.

     The Company's relationships with its customers are critical to its business. A significant portion of the Company's annual net sales is attributable to repeat customers. The loss of a significant number of such customers could have a material effect on the Company.

     U.S. Can and USC Europe market their products primarily through a sales force comprised of inside and outside sales representatives dedicated to each segment.

RAW MATERIALS

     The Company's principal raw materials are tin-plated steel ("tinplate") and coatings and inks used to print its customers' designs and logos onto the tinplate. U.S. Can purchases tinplate principally from domestic steel manufacturers, with a smaller portion purchased from foreign suppliers and USC Europe purchases principally from European suppliers. Periodically, U.S. Can's major suppliers announce increases in prices for tinplate, and in October 1999, such suppliers announced an increase of 3% in the price of tinplate effective January 2000. Historically, U.S. Can has been able to negotiate lower price increases than those announced by its major suppliers. However, there can be no assurance that U.S. Can will be successful in negotiating lower price increases with respect to future price increases. Many of U.S. Can's and some of USC Europe's multi-year supply agreements with its customers permit them to pass through tinplate price increases and, in some cases, other raw material costs. However, U.S. Can and USC Europe have not always been able to immediately offset increases in tinplate prices with price increases on their products.

     The Company believes that adequate quantities of tinplate will continue to be available from steel manufacturers. The individual suppliers of steel accounting for more than 10% of the raw material used by U.S. Can in 1999 were USX's U.S. Steel group, Weirton Steel Corporation and LTV Corporation. The Company has not historically entered into written supply contracts with steel makers and believes that other can manufacturers follow the same practice.

     The Company's second largest raw material expense is for coatings and inks, which are used to print designs and logos onto the tinplate prior to assembly. Coatings and inks are purchased from regional suppliers. Based on the ready availability of these materials in the past and the number of manufacturers that continue to make these products, management does not anticipate any lack of availability of coatings and inks in the foreseeable future.

     The Company's plastic products are produced from two main types of resins, which is a petroleum or natural gas product. High-density polyethylene resin is used to make pails, drums and agricultural products. 100% post-industrial and consumer use, recycled polyethylene or polypropolene resin is used in the production of the Plastite line of paint cans. The price of resin fluctuates significantly and management believes that it is standard industry practice, as well as the Company's contractual right/obligation in many of its supply agreements, to pass on increases and decreases in resin prices to the customer.

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

LABOR

     As of February 1, 2000, the Company employed approximately 3,000 salaried and hourly employees in the U.S.. Of the Company's total U.S. workforce, 1,887 employees, or 63%, were members of various labor unions, including the United Steelworkers of America ("USWA"), the International Association of Machinists ("IAM") and the Graphic Communications International Union ("GCIU"). Labor agreements covering 449 employees were successfully negotiated in 1999. In 2000, labor agreements covering 225 employees will need to be negotiated between the Company and the respective unions. USC Europe employed approximately 1,500 people at the end of 1999. In line with common European practices, all plants are unionized.

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

COMPETITION

     The principal methods of competition in the rigid metal and plastic container industry are price, quality and service. Because shipping costs associated with the delivery of cans from outside major geographical markets would add a significant additional component of cost, the can industry has historically had relatively little competition from manufacturers outside these markets. Management believes that this condition is unlikely to change in the foreseeable future. Price competition exists in the industry and limits the Company's ability to increase prices.

     Management believes that the following factors benefit the Company from a competitive standpoint: (i) reputation for quality and service; (ii) strategically located manufacturing facilities (iii) a strong sales force; (iv) substantial capital investment in new technology such as barrier package designs, high-speed presses and assembly equipment, and state-of-the-art lithography equipment; (v) quality control systems, including statistical process control and electronic "vision" error detection; (vi) breadth of product line; (vi) in-house decorating and lithography capability; and (viii) a successful labor strategy.

     In steel aerosol containers, U.S. Can competes primarily with Crown, Cork & Seal ("Crown") and BWAY Corporation. USC Europe competes in the steel aerosol market with Crown, Impress Metal Packaging and a group of other smaller regional producers. Crown is larger and has greater financial resources than the Company. Because aerosol cans are used for personal care, household and other packaged products, and because they are pressurized, aerosol cans are more sensitive to quality, can decoration and other consumer-oriented features than some of the Company's other products.

     In paint, plastic and general line, the Company competes primarily with BWAY Corporation and one smaller, private firm. The Company's products also face competition from aluminum, glass and plastic containers.

     Custom and specialty products compete with a large number of container manufacturers; they do not compete across their entire product spectrum with any single company. Competition is based principally on price, quality and service, geographical proximity to customers and production capability, with varying degrees of intensity according to the specific product category.

     The Company believes it has the ability to compete favorably in each aspect of its businesses as market conditions may require.

ACQUISITIONS

     On December 30, 1999, the Company acquired all of the partnership interests of May Verpackungen GmbH & Co., KG ("May"), a German limited liability company, in a transaction accounted for using the purchase method. May, headquartered in Erftstadt, Germany, is a manufacturer of pet food and specialty food packaging, as well as aerosol cans. Historically, the Company has not had a significant presence in the food can market.

     The Company believes that strategic acquisition opportunities are important to its growth. The Company will continue to evaluate and selectively pursue acquisitions which adhere to U.S. Can's stated strategy of seeking rigid packaging companies that will complement and grow the Company's existing product base, be accretive in the first year with positive cash flow characteristics and create value for shareholders. If acquisitions are made, the Company would expect to finance them through cash and debt financing as appropriate under the conditions in effect at the time of the acquisition.

     Refer to the caption "Acquisitions" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note (4) to the Consolidated Financial Statements for further discussion of these matters.

RESTRUCTURING PROGRAMS

     During 1998 and 1997, the Company announced restructuring programs which included the adoption of a new lithography strategy, the divestiture of non-strategic businesses and additional plant closings to further consolidate operations. In connection with this strategy, the Company has sold the metal services and the metal closure businesses and the Orlando Machine Engineering Center, as well as, closed 8 facilities as of March 22, 2000. See Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note (3) to the Consolidated Financial Statements for further details.

ITEM 2.  PROPERTIES

     The Company has 18 manufacturing facilities located in 9 states in the U.S., many of which are strategically positioned near principal customers and suppliers. Through USC Europe, it also has production locations in the five largest regional markets in Europe, including the United Kingdom, France, Spain, Italy and Germany. The following table sets forth certain information with respect to the Company's principal plants as of February 29, 2000.

       LOCATION                      SIZE                      STATUS                      SEGMENT
       --------                      ----                      ------                      -------
UNITED STATES
Elgin, IL                       481,346 sq. ft.                Owned                  Aerosol
Tallapoosa, GA                  228,080 sq. ft.                Owned                  Aerosol
                                 21,400 sq. ft.                Owned                  Aerosol
Commerce, CA                    215,860 sq. ft.                Leased                 Paint, Plastic
                                                                                      & General Line
Glen Dale, WV                   210,000 sq. ft.                Owned(1)               Custom & Specialty
Burns Harbor, IN                190,000 sq. ft.                Leased                 Aerosol
Hubbard, OH                     174,970 sq. ft.                Owned                  Paint, Plastic
                                                                                      & General Line
Baltimore, MD                   150,000 sq. ft.                Leased                 Paint, Plastic
                                                                                      & General Line
Horsham, PA                     132,000 sq. ft.                Owned                  Aerosol
Baltimore, MD                   123,000 sq. ft.                Owned                  Custom & Specialty
Morrow, GA                      110,160 sq. ft.                Leased                 Paint, Plastic
                                                                                      & General Line
Weirton, WV                     108,000 sq. ft.                Leased                 Aerosol
Danville, IL                    100,000 sq. ft.                Owned                  Aerosol
Newnan, GA                       95,000 sq. ft.                Leased                 Paint, Plastic
                                                                                      & General Line
Dallas, TX                       87,000 sq. ft.                Owned                  Paint, Plastic
                                                                                      & General Line
Warren, OH                       58,000 sq. ft.                Leased(1)              Custom & Specialty
Alliance, OH                     52,000 sq. ft.                Leased                 Paint, Plastic
                                                                                      & General Line
Baltimore, MD                    45,000 sq. ft.                Leased                 Custom & Specialty
New Castle, PA                   22,750 sq. ft.                Owned                  Custom & Specialty
EUROPE
Erftstadt, Germany              369,000 sq. ft.                Leased                 Aerosol
Merthyr Tydfil, UK              320,000 sq. ft.                Leased(2)              Aerosol
Southall, UK                    253,000 sq. ft.                Owned                  Aerosol
Laon, France                    220,000 sq. ft.                Owned(3)               Aerosol
Reus, Spain                     182,250 sq. ft.                Owned                  Aerosol
Dageling, Germany               172,224 sq. ft.                Owned                  Aerosol
Itzenhoe, Germany                80,730 sq. ft.                Owned                  Aerosol
Sundern, Germany                 77,500 sq. ft.                Leased                 Aerosol
Esbjerg, Denmark                 66,209 sq. ft.                Owned                  Aerosol
Voghera, Italy                   45,200 sq. ft.                Leased                 Aerosol
Schwedt, Germany                 35,500 sq. ft.                Leased                 Aerosol

-------------------------
(1) The closure business (including the Glen Dale property and Warren leasehold) was sold on March 10, 2000.

(2) The property at Merthyr Tydfil is subject to a 998-year lease with a pre-paid option to buy which becomes exercisable in January 2007. Up to that time, the landowner may require the Company to purchase the property for a payment of one Pound Sterling. Currently, the Company's facility at Merthyr Tydfil is subject to a pledge of the leasehold interests and personal property located thereon to secure amounts outstanding under a credit agreement entered into with General Electric Capital Corporation.

(3) Subject to a mortgage in favor of Societe Generale.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named as a potentially responsible party ("PRP") for costs incurred in the clean-up of a regional groundwater plume partially extending underneath a property located in San Leandro, California, formerly a site of one of the Company's can assembly plants. The Company has indemnified the owner of the property against this matter. Extensive soil and groundwater investigative work has been performed at this site. The Company, along with other PRPs, participated in a coordinated sampling event in 1999. The results of the sampling were inconclusive as to the source of the contamination. While the State has not yet commented on the sampling results, the Company believes the source of the contamination is unrelated to its past operations.

     As a PRP at various superfund sites in the U.S., the Company is or may be legally responsible, jointly and severally with other members of the PRP group, for the cost of remediation of these sites. Based on currently available data, the Company believes its contribution, and/or contribution of its predecessors, to these sites was, in most cases, minimal.

     For further discussion on legal and environmental matters refer to Note (9) to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDEND POLICY

     U.S. Can Corporation's common stock, par value $0.01 per share (the "Common Stock"), is listed on the New York Stock Exchange, trading under the symbol "USC." The table below sets forth the high and low sales price for the Common Stock for each quarter of 1999 and 1998, as reported in the consolidated transaction reporting system.

QUARTER                                                        HIGH       LOW
-------                                                        ----       ---
1999
------------------------------------------------------------
Fourth quarter..............................................  $22.500   $17.125
Third quarter...............................................   25.625    20.375
Second quarter..............................................   22.813    13.750
First quarter...............................................   17.813    14.000
1998
------------------------------------------------------------
Fourth quarter..............................................  $18.000   $13.250
Third quarter...............................................   17.000    12.813
Second quarter..............................................   18.250    13.875
First quarter...............................................   18.250    14.875

     As of February 29, 2000, there were 502 record holders of the Common Stock. No cash dividends were declared on the Common Stock by U.S. Can Corporation during 1999 or 1998, and U.S. Can Corporation has no intention to pay cash dividends in the foreseeable future. There are restrictions on the ability of U.S. Can to transfer funds to U.S. Can Corporation in the form of cash dividends, loans or advances, and on U.S. Can Corporation's ability to declare cash dividends, under the Company's credit agreement and indenture, respectively. See Note (5) to the Consolidated Financial Statements for additional details on these restrictions.

SALES OF UNREGISTERED SECURITIES

     In April 1999, 3,582 shares of restricted Common Stock were awarded to outside directors of the Company, in payment of their annual retainer. Each of these awards was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                     U.S. CAN CORPORATION AND SUBSIDIARIES
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                                ----       ----       ----       ----       ----
OPERATING DATA:
Net sales...................................  $714,115   $710,246   $755,675   $660,623   $562,728
Special charges (a).........................        --     35,869     62,980         --      8,000
Operating income (loss).....................    68,703     23,570     (6,107)    60,515     37,097
Income (loss) from continuing operations
  before discontinued operations and
  extraordinary item........................    22,452     (7,525)   (29,906)    16,555      4,949
Discontinued operations, net of income taxes
  ( a ) Net income (loss) from discontinued
  operations................................        --         --      1,078        446     (1,010)
  Net loss on sale of business..............        --     (8,528)    (3,204)        --         --
Extraordinary item - loss from early
  extinguishment of debt, net of income
  taxes (b).................................    (1,296)        --         --     (5,250)        --
Net income (loss)...........................    21,156    (16,053)   (32,032)    11,751      3,939
Diluted income (loss) from continuing
  operations per share......................  $   1.65   $  (0.57)  $  (2.29)  $   1.26   $   0.39
Diluted net income (loss) per share.........  $   1.56   $  (1.21)  $  (2.45)  $   0.90   $   0.31
Weighted average shares outstanding.........    13,593     13,264     13,048     13,090     12,839
BALANCE SHEET DATA:
Total assets................................  $663,570   $555,571   $633,704   $643,616   $455,436
Total debt (including current maturities)...   359,317    316,673    376,141    375,810    244,576

---------------
(a) See Note 3 of the "Notes to Consolidated Financial Statements."

(b) See Note 5 of the "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company and subsidiaries for the three years ended December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

     On December 30, 1999, the Company acquired all of the partnership interests of May, a German limited liability company, in a transaction accounted for using the purchase method. May, headquartered in Erftstadt, Germany, is a manufacturer of pet food and specialty food packaging, as well as aerosol cans. Historically, the Company has not had a significant presence in the food can market. Refer to the caption "Acquisitions" in this section and Note (4) to the Consolidated Financial Statements for further discussion of these matters.

RESULTS OF YEAR ENDED DECEMBER 31, 1999, AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

     NET SALES

     Consolidated net sales for the year ended December 31, 1999 were $714.1 million, an increase of 0.5% versus 1998. Along business segment lines, Aerosol net sales in 1999 increased 3.8% over 1998, primarily due to increased efficiencies and production at the Company's Wales facility, as well as increased U.S. demand. Consistent with expectations, the Paint, Plastic and General Line segment had a 1.4% decrease in net sales due to reduced customer requirements during the year. In the Custom & Specialty segment, sales were down 8.7% due principally to significant liquidation of excess holiday products in early 1998 and softer markets in 1999. Key management changes were made in mid-1999 to address sales and operational issues.

     GROSS INCOME

     Consolidated gross income of $102.5 million for 1999 was up $10.4 million, an 11.3% increase versus 1998. Gross margin of 14.4% compares favorably to the 13.0% reported in 1998 due to benefits derived from restructuring programs, productivity improvements as a result of line speed-ups and cost reduction programs instituted in the plants, as well as the ramp-up of the Wales facility.

     Aerosol gross income increased from $80.2 million to $85.7 million, a 6.9% increase versus 1998, aided by higher sales volume, the Welsh operation improvements, and the effects of consolidating manufacturing operations. Paint, Plastic and General Line gross income increased to $16.9 million versus $15.6 million in 1998, a 7.9% increase, primarily due to productivity improvements. Custom & Specialty gross income decreased 18.6% in 1999 due to softer markets in 1999 and a loss in productivity during plant consolidation activities. Certain expenses are not allocated to specific business segments including special charges and other corporate and miscellaneous costs.

     OPERATING INCOME

     Operating income in 1999 was $68.7 million versus $23.6 million in 1998. Excluding special charges recorded in 1998, operating income improved 15.6% from $59.4 million in 1998 to $68.7 million in 1999. Operating margins of 9.6% in 1999 compare favorably to the 8.4% reported in 1998, before the special charge. Improvements versus prior year reflect stronger gross margins coupled with benefits realized from the 1997 and 1998 restructuring programs. Selling, general and administrative costs as a percent of sales remained relatively flat at 4.7% in 1999.

     INTEREST AND OTHER EXPENSES

     Interest expense in 1999 was down 13.4%, or $4.5 million, versus 1998. Prior to the May acquisition in late December, long-term debt had been reduced by $48.0 million as excess cash was used to redeem some of the 10 1/8% subordinated notes. Average borrowings under the Credit Agreement in 1999 (prior to the May acquisition) were $12.3 million in letters of credit and $0.1 million in loans. In 1999, there were 10 months in which no borrowings were made under the Credit Agreement. See caption "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Note (5) to the Consolidated Financial Statements for further discussion on the Credit Agreement.

     EXTRAORDINARY ITEM

     In 1999, the Company recorded a $1.3 million extraordinary charge (net of related income taxes of $0.8 million) due to the early redemption premium on $27.7 million of its 10 1/8% subordinated notes and the write-off of related deferred financing costs.

NET INCOME

     1999 net income of $21.2 million, or $1.56 diluted earnings per share (including a $0.09 loss per share related to the early redemption bond premium discussed above), compares favorably to the 1998 net loss of $(16.1) million, or $(1.21) diluted earnings per share (including a loss of $(1.62) per diluted share associated with the special charge and a loss of $(0.64) per diluted share for discontinued operations). Excluding special charges and discontinued operations in 1998, income improvements in 1999 are a reflection of higher margins, productivity improvements and lower interest expense.

RESULTS OF YEAR ENDED DECEMBER 31, 1998, AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

     NET SALES

     Consolidated net sales for the year ended December 31, 1998 were $710.2 million, a decrease of 6.0% versus 1997. This decrease reflected the sale of the Company's Metal Pail business and the loss of a major Aerosol customer, both in late 1997.

     Along business segment lines, Aerosol net sales in 1998 of $466.0 million declined 2.8% versus 1997, reflecting the loss of a major customer in late 1997. European net sales, included within the Aerosol business segment, increased 11.1% from prior year as the Wales facility achieved qualification with its primary customer in 1998. Paint, Plastic & General Line net sales of $164.1 million were down 12.0% from 1997 due to the sale of the Metal Pail business in November 1997. Custom & Specialty 1998 net sales of $74.9 million were 11.7% lower than 1997. The decline in this business segment was largely a function of product mix and management's decision not to pursue certain unprofitable popcorn tin business it had in 1997.

     GROSS INCOME

     Consolidated gross income improved 2.4% to a level of $92.1 million for the year ended December 31, 1998 as compared to 1997. Gross margin of 13.0% for the full-year 1998 compared favorably to the 11.9% reported in 1997. Margin rate increases were primarily in the Paint, Plastic & General Line and the Custom & Specialty business segments and reflected improved productivity as a result of line speed-ups and cost reduction programs instituted in the plants, the sale of the unprofitable Metal Pail business and the shedding of the popcorn tin business. The Wales facility impacted Aerosol operations gross margins favorably.

     Aerosol gross income increased slightly to $80.2 million versus $79.9 million in 1997. Gross margins in this sector increased 0.5% versus 1997 despite a lower sales volume base. Paint, Plastic & General Line gross income improved 26.1% to $15.6 million. Custom & Specialty gross income improved 60.8% versus 1997 to a level of $11.0 million. Certain expenses are not allocated to specific business segments including special charges and other corporate and miscellaneous costs.

     OPERATING INCOME

     Consolidated operating income of $23.6 million for the year ended December 31, 1998 compared favorably to an operating loss of $6.1 million for the same period in 1997. Excluding special charges recorded in both years, 1998 operating income of $59.4 million improved 4.4% versus a level of $56.9 million in 1997. Operating margins, before special charges, of 8.4% in 1998 compared favorably to the 7.5% reported in 1997. Improvements versus 1997 reflected stronger gross margins coupled with the benefits realized late in 1998 from the restructuring programs initiated in 1997.

     INTEREST EXPENSE

     Interest expense for the full-year 1998 of $33.2 million declined 10.0% versus 1997. The Company's focus on cash flow, working capital improvements and controlled capital programs resulted in a year-to-year debt reduction of $59.5 million.

     NET INCOME (LOSS)

     Net loss from continuing operations in 1998 was ($7.5) million, or ($0.57) per share, versus a net loss of ($29.9) million, or ($2.29) per share in 1997. Special charges recorded in 1998 had a negative after-tax effect of ($21.4) million, or ($1.62) per share. Special charges recorded in 1997 had an after-tax effect of ($37.8) million, or ($2.90) per share.

     Net loss for 1998 was ($16.1) million, or ($1.21) per share, (including ($8.5) million, or ($0.64) per share loss on the sale of the discontinued Metal Service business) versus 1997 net loss of ($32.0) million, or ($2.45) per share. 1997 net loss included a ($2.1) million, or ($0.16) per share loss on the discontinued Metal Service business.

     SPECIAL CHARGES

          1998

     In the third quarter of 1998, the Company established a pre-tax special charge of $35.9 million. The provision was for the closure of certain facilities and write-downs of non-core businesses. Closing and realigning selected lithography facilities servicing the Company's core business were also included in the provision as part of the Company's national lithography strategy.

     Working capital improvements are expected to partially offset new capital costs associated with the 1998 restructuring program and the acquisition of new lithography technology. The restructuring program and related capital investment in new technology are expected to generate after-tax savings of $10 million annually at maturity.

          1997

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

     The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demands. In connection with the May acquisition, the Company is reviewing its European operations for potential consolidation opportunities. See Note (3) to the Consolidated Financial Statements for further information on the 1998 and 1997 special charges.

LIQUITY AND CAPITAL RESOURCES

     The Company's principal liquidity needs are for operations, capital expenditures, acquisitions and debt amortization (see Note (5) to the Consolidated Financial Statements). Excluding the May acquisition, the Company met its liquidity needs in 1999 through internally generated cash flow. Cash flow from operations before working capital was $65.4 million in 1999, compared to $56.9 million in 1998 and $68.0 million in 1997.

     The Company's total capital expenditures of $31.0 million in 1999 included the installation of two new state-of-the-art lithography presses. The Company expects to spend approximately $150 to $200 million on capital expenditures during the five years commencing 1999, in roughly equal amounts of $30.0 million to $40.0 million a year, but is only contractually committed to spend an insignificant amount. The Company expects to fund future capital expenditures from operating cash flows. Capital investments by the Company have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacturing of containers.

     In 1999, the Company's excess cash provided by operations over its cash required for capital expenditures and other investing activities (before acquisitions) was $34.6 million. $27.7 million of the excess was used to redeem a portion of the 10 1/8% subordinated notes. As of December 31, 1999, the Company had redeemed a total principal amount of $40 million of the subordinated notes -- the maximum allowed under its Amended and Restated Credit Agreement (the "Credit Agreement").

     The Company is a party to the Credit Agreement, which provides for borrowings of up to $120 million for working capital requirements, letters of credit and permitted acquisitions. $70 million of this facility (the "364-day Facility") expires on December 26, 2000 and the remainder expires in 2002. Borrowings under the Credit Agreement bear interest at market rates plus a margin. The Credit Agreement was amended twice in 1999. In April 1999, the Company reduced the available amount under the Credit Agreement to $50 million from the previous $80 million level due to reduced borrowing needs. In December 1999, the Company added a $70 million, 364-day facility in connection with the May acquisition. As of December 31, 1999, the Company had borrowed $56.1 million under this facility, $11.4 million is outstanding under the letter of credit portion of the facility and $52.5 million of unused credit remains available under the facility. The Company is in compliance with all of the financial and other covenants required under the Credit Agreement. The Company expects to refinance any borrowings outstanding under the 364-day facility prior to its expiration. See Note (5) to the Consolidated Financial Statements for a description of the Credit Agreement.

     Management believes that cash flow from operations, amounts available under the Credit Agreement and proceeds from sales of assets should provide sufficient funds for the Company's short-term and long-term capital expenditures, debt amortization requirements and operating cash needs.

INTEREST RATES/FOREIGN CURRENCY

     As the Company has financed the May acquisition with borrowings under the Credit Agreement, future fluctuations in interest rates may impact results from operations.

     The Company has engaged in transactions that carry some degree of foreign currency risk. As such, the Company has entered into a series of forward hedge contracts to mitigate the foreign currency risks associated with the financing of the Merthyr Tydfil facility, the purchase of lithography equipment and the repayment of short-term debt assumed in connection with the May acquisition. A series of British Pound contracts not exceeding a notional amount of $23.1 million carries a term of not more than five years. The remaining contracts are German Deutsche Mark contracts not exceeding $14.3 million, which expire in February 2000.

     The Company also bears foreign exchange risk because financing is currently obtained in U. S. Dollars, but it receives a portion of its revenues and incurs a portion of its expenses in the various currencies of USC Europe's operations.

INFLATION

     Tin-plated steel represents the primary component of the Company's raw materials requirement. Historically, the Company has not always been able to immediately offset increases in tinplate prices with price increases on the Company's products. However, in most years, a combination of factors has permitted the Company to maintain its profitability notwithstanding these conditions. The Company's capital spending programs and manufacturing process upgrades have increased operating efficiencies and thereby mitigated the impact of inflation on the Company's cost structure.

ACQUISITIONS

     The Company believes that strategic acquisition opportunities are important to its growth. In December 1999, U.S. Can acquired all of the partnership interests of May for an aggregate amount of $63.9 million. The acquisition was financed using borrowings made by U.S. Can under the Credit Agreement.

     The Company will continue to evaluate and selectively pursue acquisitions which adhere to U.S. Can's stated strategy of seeking rigid packaging companies that will complement and grow the Company's existing product base, be accretive in the first year with positive cash flow characteristics and create value for shareholders. If acquisitions are made, the Company would expect to finance them through cash and debt financing as appropriate under the conditions in effect at the time of the acquisition.

YEAR 2000

     The Company believes material implications and risks related to Year 2000 have expired and therefore does not anticipate experiencing any additional effects related to this issue. The products produced and sold by the Company remain unaffected since they contain no microprocessors or similar electronic components. The Company did not experience a significant increase in customer demand for products as a result of Year 2000, nor did it experience any supply problems with its key vendors.

     As part of its normal course of business, the Company has evaluated and invested in its internal computer systems as a means to streamline processes and better manage its operations. Many system conversions were already in process yielding Year 2000 compliance as a side benefit. As such, it is difficult to separate the cost of Year 2000 compliance from ongoing information system costs already recorded in the financial results of the Company as part of its normal operations. However, the Company estimates that Year 2000 compliance costs have been less than $1 million in total. All such costs were funded through cash generated from operations.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 (amended by SFAS No. 137 to delay required implementation) and will be adopted by the Company in 2001. This new pronouncement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating SFAS No. 133, but does not believe this pronouncement will have a material impact on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and foreign currency fluctuations.

     In an effort to limit foreign exchange risks related to specific transactions, the Company has entered into several forward hedge contracts. The Merthyr Tydfil facility was financed by a series of British Pound/Dollar forward hedge contracts, which will not exceed $23.1 million in notional amount or a term of not more than five years. In connection with the acquisition of May, the Company purchased a series of German Deutsche Mark/Dollar forward hedge contracts. As of December 31, 1999, the remaining contracts did not exceed $14.3 million, with the final contract payment due in February 2000.

     The Company also has borrowings outstanding which bear interest at both fixed and variable rates. The Company's Credit Agreement permits the Company to borrow up to $120 million provided certain conditions and restrictive financial covenants are met. The loans under the Credit Agreement, at the election of U.S. Can, bear interest at a floating rate equal to one of the following: (i) the Base Rate (as defined in the Credit Agreement) per annum, or (ii) based on the current pricing ratio, a reserve-adjusted Eurodollar rate plus the then applicable margin, for specified interest periods of one, two, three, or six months. The balance of the Company's borrowings, including its Senior Subordinated 10 1/8% Notes (the "10 1/8% Notes") bear interest at fixed rates. Upon a change of control of the Corporation, as defined, the Noteholders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium.

     Based upon borrowing rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $366 million as of December 31, 1999. No quoted market value is available (except on the 10 1/8% Notes). These amounts, because they do not include certain costs such as prepayment penalties, do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

     The table below presents principal cash flows and related interest rates by year of maturity. Variable interest rates represent the weighted average interest rate at January 4, 2000:

                                2000          2001         2002          2003         2004         THEREAFTER
                               -------       ------       -------       ------       -------       ----------
Fixed rate.................    $19,275       $2,726       $ 2,217       $3,615       $16,170        $248,345
Average interest rate......       9.54%        9.68%         9.71%        9.72%         9.77%           9.86%
Variable rate..............    $17,502           --       $38,598           --            --              --
Average interest rate......       6.90%          --          6.90%          --            --              --

     The Company does not utilize derivative financial instruments for trading or other speculative purposes.

                    INCLUSION OF FORWARD-LOOKING INFORMATION

     Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws. Such statements involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than any future results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the timing and cost of plant closures; the level of cost reduction achieved through restructuring; the success of new technology; the timing of, and synergies achieved through, integration of acquisitions; changes in market conditions or product demand; loss of important customers; changes in raw material costs; and currency fluctuations. In light of these and other risks and uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................    16
U.S. Can Corporation and Subsidiaries Consolidated
  Statements of Operations for the Years Ended December 31,
  1999, 1998 and 1997.......................................    17
U.S. Can Corporation and Subsidiaries Consolidated Balance
  Sheets as of December 31, 1999 and 1998...................    18
U.S. Can Corporation and Subsidiaries Consolidated
  Statements of Stockholders' Equity for the Years Ended
  December 31, 1999, 1998 and 1997..........................    19
U.S. Can Corporation and Subsidiaries Consolidated
  Statements of Cash Flows for the Years Ended December 31,
  1999, 1998 and 1997.......................................    20
U.S. Can Corporation and Subsidiaries Notes to Consolidated
  Financial Statements......................................    21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Can Corporation:

     We have audited the accompanying consolidated balance sheets of U.S. CAN CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Can Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois
February 2, 2000, except
with respect to the matter
discussed in Note (13), as to
which the date is March 22, 2000

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                  ----        ----        ----
NET SALES...................................................    $714,115    $710,246    $755,675
COST OF SALES...............................................     611,629     618,156     665,755
                                                                --------    --------    --------
     Gross income...........................................     102,486      92,090      89,920
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      33,783      32,651      33,047
SPECIAL CHARGES.............................................          --      35,869      62,980
                                                                --------    --------    --------
     Operating income (loss)................................      68,703      23,570      (6,107)
INTEREST EXPENSE ON BORROWINGS..............................      28,726      33,182      36,867
AMORTIZATION OF DEFERRED FINANCING COSTS....................       1,175       1,753       1,738
OTHER EXPENSES..............................................       1,728       1,822       1,986
                                                                --------    --------    --------
Income (loss) before income taxes...........................      37,074     (13,187)    (46,698)
PROVISION (BENEFIT) FOR INCOME TAXES........................      14,622      (5,662)    (16,792)
                                                                --------    --------    --------
Income (loss) from continuing operations before discontinued
  operations and extraordinary item.........................      22,452      (7,525)    (29,906)
DISCONTINUED OPERATIONS, net of income taxes Net income from
  discontinued operations...................................          --          --       1,078
     Net loss on sale of discontinued business..............          --      (8,528)     (3,204)
EXTRAORDINARY ITEM, net of income taxes
Net loss from early extinguishment of debt..................      (1,296)         --          --
                                                                --------    --------    --------
NET INCOME (LOSS)...........................................    $ 21,156    $(16,053)   $(32,032)
                                                                ========    ========    ========
PER SHARE DATA:
     Basic:
       Income (loss) from continuing operations before
          discontinued operations and extraordinary item....    $   1.67    $  (0.57)   $  (2.29)
       Discontinued operations..............................          --       (0.64)      (0.16)
       Extraordinary item...................................       (0.10)         --          --
                                                                --------    --------    --------
          Net income (loss).................................    $   1.57    $  (1.21)   $  (2.45)
                                                                ========    ========    ========
          Weighted average shares outstanding (000's).......      13,442      13,264      13,048
  Diluted:
       Income (loss) from continuing operations before
          discontinued operations and extraordinary item....    $   1.65    $  (0.57)   $  (2.29)
       Discontinued operations..............................          --       (0.64)      (0.16)
       Extraordinary item...................................       (0.09)         --          --
                                                                --------    --------    --------
          Net income (loss).................................    $   1.56    $  (1.21)   $  (2.45)
                                                                ========    ========    ========
          Weighted average shares and equivalent shares
            outstanding (000's).............................      13,593      13,264      13,048

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (000'S OMITTED)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                1999 -------    1998 -------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................      $ 15,697        $   18,072
  Accounts receivables, less allowances of $13,367 and
    $17,063 as of December 31, 1999 and December 31, 1998,
    respectively............................................        91,864            63,742
  Inventories...............................................       115,979            94,887
  Prepaid expenses and other current assets.................        19,677            16,011
  Deferred income taxes.....................................        16,114            22,934
                                                                  --------        ----------
         Total current assets...............................       259,331           215,646
                                                                  --------        ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        14,541             5,862
  Buildings.................................................        83,106            63,026
  Machinery, equipment and construction in process..........       463,400           416,940
                                                                  --------        ----------
                                                                   561,047           485,828
  Less -- Accumulated depreciation..........................      (228,543)         (217,826)
                                                                  --------        ----------
         Total property, plant and equipment................       332,504           268,002
                                                                  --------        ----------
INTANGIBLE ASSETS, less accumulated amortization of $12,211
  and $11,853 as of December 31, 1999 and December 31, 1998,
  respectively..............................................        50,478            51,928
OTHER ASSETS................................................        21,257            19,995
                                                                  --------        ----------
         Total assets.......................................      $663,570        $  555,571
                                                                  ========        ==========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................      $ 38,824        $    6,731
  Accounts payable..........................................       104,189            52,317
  Accrued payroll, benefits and insurance...................        29,500            31,282
  Restructuring reserves....................................        25,016            25,674
  Other current liabilities.................................        24,068            23,530
                                                                  --------        ----------
         Total current liabilities..........................       221,597           139,534
                                                                  --------        ----------
SENIOR DEBT.................................................        83,864            45,617
SUBORDINATED DEBT...........................................       236,629           264,325
                                                                  --------        ----------
         Total long-term debt...............................       320,493           309,942
                                                                  --------        ----------
OTHER LONG-TERM LIABILITIES
  Deferred income taxes.....................................        10,670             5,595
  Other long-term liabilities...............................        42,254            50,323
                                                                  --------        ----------
         Total other long-term liabilities..................        52,924            55,918
                                                                  --------        ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized, none issued or outstanding..................            --                --
  Common stock, $0.01 par value; 50,000,000 shares
    authorized, 13,446,933 and 13,278,223 shares issued as
    of December 31, 1999 and December 31, 1998 ,
    respectively............................................           135               133
  Paid-in-capital...........................................       112,840           109,839
  Unearned restricted stock.................................          (629)             (829)
  Treasury common stock, at cost; 83,024 and 90,011 shares
    at December 31, 1999 and December 31, 1998,
    respectively............................................        (1,380)           (1,728)
  Cumulative translation adjustment.........................        (7,771)           (1,443)
  Accumulated deficit.......................................       (34,639)          (55,795)
                                                                  --------        ----------
         Total stockholders' equity.........................        68,556            50,177
                                                                  --------        ----------
         Total liabilities and stockholders' equity.........      $663,570        $  555,571
                                                                  ========        ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (000'S OMITTED)

                                                                                     ACCUMULATED OTHER
                                                                                   COMPREHENSIVE INCOME
                                                                                 -------------------------
                                                        UNEARNED     TREASURY    CUMULATIVE      PENSION
                                 COMMON    PAID-IN-    RESTRICTED     COMMON     TRANSLATION    LIABILITY     ACCUMULATED
                                 STOCK     CAPITAL       STOCK        STOCK      ADJUSTMENT     ADJUSTMENT      DEFICIT
                                 ------    --------    ----------    --------    -----------    ----------    -----------
BALANCE AT DECEMBER 31,
  1996.......................    1$30..    $105,582     $ (2,581)    $   (256)    $  1,622        $   (2)      $  (7,710)
Net loss.....................       --           --           --           --           --            --         (32,032)
Issuance of stock under
  employee benefit plans.....       --          778           --          721           --            --              --
Purchase of treasury stock...       --           --           --       (1,179)          --            --              --
Exercise of stock options....       --          152           --           --           --            --              --
Issuance of restricted
  stock......................        1        1,491       (1,492)          --           --            --              --
Amortization of unearned
  restricted stock...........       --           --        1,515           --           --            --              --
Equity adjustment to reflect
  minimum pension
  liability..................       --           --           --           --           --          (612)             --
Cumulative translation
  adjustment.................       --           --           --           --       (3,815)           --              --
Comprehensive loss...........       --           --           --           --           --            --              --
                                  ----     --------     --------     --------     --------        ------       ---------
BALANCE AT DECEMBER 31,
  1997.......................      131      108,003       (2,558)        (714)      (2,193)         (614)        (39,742)
Net loss.....................       --           --           --           --           --            --         (16,053)
Issuance of stock under
  employee benefit plans.....       --           --           --          716           --            --              --
Purchase of treasury stock...       --           --           --       (1,730)                        --
Exercise of stock options....        2        1,656           --           --           --            --              --
Issuance of restricted
  stock......................       --          180         (180)          --           --            --              --
Amortization of unearned
  restricted stock...........       --           --        1,909           --           --            --              --
Equity adjustment to reflect
  minimum pension
  liability..................       --           --           --           --           --           614              --
Cumulative translation
  adjustment.................       --           --           --           --          750            --              --
Comprehensive loss...........       --           --           --           --           --            --              --
                                  ----     --------     --------     --------     --------        ------       ---------
BALANCE AT DECEMBER 31,
  1998.......................      133      109,839         (829)      (1,728)      (1,443)           --         (55,795)
Net income...................       --           --           --           --           --            --          21,156
Issuance of stock under
  employee benefit plans.....       --           --           --          850           --            --              --
Purchase of treasury stock...       --           --           --         (502)                        --
Exercise of stock options....        2        2,818           --           --           --            --              --
Issuance of restricted
  stock......................       --          183         (183)          --           --            --              --
Amortization of unearned
  restricted stock...........       --           --          383           --           --            --              --
Cumulative translation
  adjustment.................       --           --           --           --       (6,328)           --              --
Comprehensive income.........       --           --           --           --           --            --              --
                                  ----     --------     --------     --------     --------        ------       ---------
BALANCE AT DECEMBER 31,
  1999.......................     $135     $112,840     $   (629)    $ (1,380)    $ (7,771)       $   --       $ (34,639)
                                  ====     ========     ========     ========     ========        ======       =========


                               COMPREHENSIVE
                                  INCOME
                               -------------
BALANCE AT DECEMBER 31,
  1996.......................    $      --
Net loss.....................      (32,032)
Issuance of stock under
  employee benefit plans.....           --
Purchase of treasury stock...           --
Exercise of stock options....           --
Issuance of restricted
  stock......................           --
Amortization of unearned
  restricted stock...........           --
Equity adjustment to reflect
  minimum pension
  liability..................         (612)
Cumulative translation
  adjustment.................       (3,815)
                                 ---------
Comprehensive loss...........    $ (36,459)
                                 =========
BALANCE AT DECEMBER 31,
  1997.......................           --
Net loss.....................      (16,053)
Issuance of stock under
  employee benefit plans.....           --
Purchase of treasury stock...
Exercise of stock options....           --
Issuance of restricted
  stock......................           --
Amortization of unearned
  restricted stock...........           --
Equity adjustment to reflect
  minimum pension
  liability..................          614
Cumulative translation
  adjustment.................          750
                                 ---------
Comprehensive loss...........    $ (14,689)
                                 =========
BALANCE AT DECEMBER 31,
  1998.......................           --
Net income...................       21,156
Issuance of stock under
  employee benefit plans.....           --
Purchase of treasury stock...
Exercise of stock options....           --
Issuance of restricted
  stock......................           --
Amortization of unearned
  restricted stock...........           --
Cumulative translation
  adjustment.................       (6,328)
                                 ---------
Comprehensive income.........    $  14,828
                                 =========
BALANCE AT DECEMBER 31,
  1999.......................

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000'S OMITTED)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 1999         1998         1997
                                                                 ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)........................................    $  21,156    $ (16,053)   $ (32,032)
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization.........................       31,863       35,439       42,434
     Special charges.......................................           --       35,869       62,980
     Loss on sale of business..............................           --        8,528       12,413
     Extraordinary loss on extinguishment of debt..........        1,296           --           --
     Deferred income taxes.................................       11,124       (6,916)     (17,788)
  Change in operating assets and liabilities, net of effect
     of acquired and disposed of businesses:
     Accounts receivable...................................      (14,464)      10,275       12,059
     Inventories...........................................        4,211       15,324        3,785
     Accounts payable......................................       14,805         (667)      (5,193)
     Accrued payroll, benefits, insurance and special
       charge cash costs...................................      (10,641)      (8,228)     (20,172)
     Other, net............................................        3,102       (8,608)       5,576
                                                               ---------    ---------    ---------
       Net cash provided by operating activities...........       62,452       64,963       64,062
                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................      (30,982)     (22,828)     (54,030)
  Acquisition of businesses, net of cash acquired..........      (63,847)          --      (12,398)
  Proceeds on sale of business.............................        4,500       28,296        1,000
  Proceeds from sale of property...........................          448        6,601          630
  Investment in Formametal S.A.............................       (1,600)      (3,000)          --
                                                               ---------    ---------    ---------
       Net cash provided by (used in) investing
          activities.......................................      (91,481)       9,069      (64,798)
                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options...        2,820        1,658          152
  Net borrowings (payments) under the revolving line of
     credit and changes in cash overdrafts.................       23,553      (36,770)       1,931
  Repurchase of 10 1/8% notes..............................      (27,696)     (10,675)          --
  Borrowings of other long-term debt, including capital
     lease obligations.....................................       38,598           --       24,935
  Payments of other long-term debt, including capital lease
     obligations...........................................       (9,449)     (15,618)     (22,352)
  Payments of debt refinancing costs.......................           --           --       (1,574)
  Purchase of treasury stock...............................         (502)      (1,730)      (1,179)
                                                               ---------    ---------    ---------
       Net cash provided by (used in) financing
          activities.......................................       27,324      (63,135)       1,913
                                                               ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................         (670)         402       (2,370)
                                                               ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........       (2,375)      11,299       (1,193)
CASH AND CASH EQUIVALENTS, beginning of year...............       18,072        6,773        7,966
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year.....................    $  15,697    $  18,072    $   6,773
                                                               =========    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1) BASIS OF PRESENTATION AND OPERATIONS

     The consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can"), and U.S. Can's subsidiaries (the "Subsidiaries"). All significant intercompany balances and transactions have been eliminated. The consolidated group is referred to herein as the Company. These financial statements are prepared in accordance with generally accepted accounting principles.

     The Company is a packaging supplier of steel and plastic containers for personal care, household, food, automotive, paint and industrial supplies, and other specialty products. The Company owns or leases 21 plants in the United States and 11 plants located in Europe. Certain operations and plants are being discontinued or closed as further described in Note 3.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Cash and Cash Equivalents - The Company considers all liquid interest-bearing instruments purchased with an original maturity of three months or less to be cash equivalents.

     (b) Accounts Receivable Allowances - Activity in the accounts receivable allowances accounts was as follows (000's omitted):

                                                       1999      1998      1997
                                                       ----      ----      ----
Balance at beginning of year........................  $17,063   $15,134   $10,895
  Provision for doubtful accounts...................      997       881     1,065
  Change in discounts, allowances and rebates, net
     of recoveries..................................   (3,914)    2,525     3,734
  Net write-offs of doubtful accounts...............     (779)   (1,477)     (560)
                                                      -------   -------   -------
Balance at end of year..............................  $13,367   $17,063   $15,134
                                                      =======   =======   =======

     (c) Inventories -- Inventories are stated at the lower of cost or market and include material, labor and factory overhead. Costs for United States inventory have been determined using the last-in, first-out ("LIFO") method. Costs for Subsidiaries and machine shop inventories of approximately $49.6 million at December 31, 1999 and $19.9 million as of December 31, 1998 have been determined by the first-in, first-out ("FIFO") method.

     Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                               1999      1998
                                                               ----      ----
Raw materials..............................................  $ 30,821   $21,171
Work in progress...........................................    49,884    42,146
Finished goods.............................................    35,274    26,848
Machine shop inventory.....................................        --     4,722
                                                             --------   -------
                                                             $115,979   $94,887
                                                             ========   =======

     (d) Property, Plant and Equipment -- Property, plant and equipment is recorded at cost. Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Maintenance and repairs charged against earnings were approximately $29.4 million, $29.9 million and $30.9 million in 1999, 1998 and 1997, respectively. Upon sale or retirement of these assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

     Depreciation for financial reporting purposes is principally provided using the straight-line method over the estimated useful lives of the assets, as follows: buildings-25 to 40 years; machinery and equipment -- 5 to 20 years. Property, plant and equipment under capital leases are amortized over the economic useful life of the asset.

     (e) Intangibles - Intangible assets consist principally of the excess purchase price over the fair value of the net assets of businesses acquired ("goodwill"), amortized on a straight-line basis over the periods of expected benefit, ranging from 20 to 40 years. The related amortization expense was $1.7 million, $1.8 million and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or its recoverable value requires adjustment. In assessing and measuring recoverability, the Company uses projections to determine whether future operating income (net of tax) exceeds the goodwill amortization.

     (f) Revenue - Revenue is recognized when goods are shipped to the customer. Estimated sales returns and allowances are recognized as an offset against revenue in the period in which the related revenue is recognized.

     (g) Foreign Currency Translation - The functional currency for substantially all the Company's Subsidiaries is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains or losses resulting from such translation are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income and were not material in 1999, 1998 or 1997.

     (h) New Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 (amended by SFAS No. 137 to delay required implementation) and will be adopted by the Company in 2001. This new pronouncement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating SFAS No. 133, but does not believe this pronouncement will have a material impact on the Company's financial position or results of operations.

     (i) Use of estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) SPECIAL CHARGES AND DISCONTINUED OPERATIONS

1998 SPECIAL CHARGES

     In 1998, the Company established a pre-tax restructuring provision of $35.9 million for additional plant closings, implementation of a national lithography strategy, an incremental provision for the anticipated loss on the sale of the Orlando Machine Engineering Center ("OMEC") and a reassessment of 1997 special charges.

     The key elements of the 1998 restructuring provision include the closure of the Green Bay, Wisconsin aerosol assembly plant, the Alsip, Illinois general line plant, and the Columbiana, Ohio specialty plant (which occurred in the first half of 1999); a write-down to estimated proceeds for the sale of the metal closure business located in Glen Dale, West Virginia; and selected closures and realignment of facilities servicing the lithography needs of the Company's core businesses.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

     The restructuring provision included $5.2 million for severance and related termination benefits for approximately 45 salaried and 250 production employees; $24.4 million for the non-cash write off of assets related to the facilities being closed or consolidated (includes fixed assets of $9.3 million and unamortized goodwill of $15.1 million); $3.3 million for the estimated net loss (book value in excess of proceeds) on the sale of the closure business and OMEC; $4.2 million for other related closure costs and ($1.2) million adjustment for 1997 items.

1997 SPECIAL CHARGES

     In 1997, the Company established a pre-tax special charge of $63.0 million as follows: $35.0 million, primarily for plant closings and overhead cost reductions associated with the loss of a major aerosol customer; $13.3 million for the loss on the closure of its Metal Pail operation in North Brunswick, New Jersey; and $14.7 million, related to personnel reductions and the reduction of asset values associated with equipment used in the businesses the Company had exited or was in the process of exiting.

     The key elements of the restructuring included closure in 1998 of the Racine, Wisconsin aerosol assembly plant, the Midwest litho center in Alsip, Illinois, the Sparrows Point litho center in Baltimore, Maryland, and the California Specialty plant in Vernalis, California; a write-down to estimated proceeds for the sale of the OMEC; and organizational changes designed to reduce general overhead. On January 29, 1999, the Company completed the sale of OMEC for $4.5 million in cash.

     The special charge included $41.7 million for the non-cash write-off of assets related to the facilities to be closed or sold, (comprised of fixed assets of $34.1 million and unamortized goodwill of $7.6 million), $13.2 million for severance and related termination benefits for approximately 115 salaried and 370 hourly employees, and $8.1 million for other related closure costs.

DISCONTINUED OPERATIONS

     On November 9, 1998, the Company sold its commercial metal services business ("Metal Services") for net cash proceeds of approximately $28 million. Metal Services included one plant in each of Chicago, Illinois; Trenton, New Jersey; and Brookfield, Ohio, and the closed Midwest Litho plant in Alsip, Illinois. The Company's historical financial statements have been restated to reflect Metal Services as a discontinued operation. Based on the proceeds received, the Company recorded an incremental $8.5 million after-tax charge for the loss on the sale of Metal Services in 1998.

     Revenues to third parties from these operations were $94.3 million and $115.7 million in the periods ended November 8, 1998 and December 31, 1997, respectively (excluding intra-company sales continued by the buyer and ongoing third-party sales from the closed Midwest Litho facility, which were transferred to other Metal Services facilities).

     As of December 31, 1999, the actions outlined in the 1998 and 1997 restructuring reserves have been or are scheduled to be completed according to the Company's original plan. Reserves as of December 31, 1999 include $8.0 million for severance and related termination benefits for approximately 42 salaried and 166 hourly employees; $6.0 million for non-cash write-off of assets related to facilities being closed or consolidated; $10.1 million for the estimated loss on the sale of the closure business; and $4.4 million primarily for on-going carrying costs for facilities already closed located in Green Bay, Wisconsin and Vernalis, California.

     Cash costs for restructuring activities in 1999 were $6.9 million and the Company anticipates spending another $11.0 million of such costs in 2000 and $3.5 million in the year 2001 and beyond. The remainder of

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

the restructuring provision primarily consists of non-cash items associated with the write-off of assets. The details of the changes in accrued restructuring costs are as follows (000's omitted):

                                                            1999          1998
                                                            ----          ----
Balance at beginning of the year.........................  $43,387       $35,081
  Special charge.........................................       --        35,869
  Discontinued operations charge.........................       --        14,261
  Payments against reserve...............................   (6,856)       (8,251)
  Non-cash charges against reserve.......................   (8,017)      (33,573)
                                                           -------       -------
Balance at end of the year...............................  $28,514(a)    $43,387(a)
                                                           =======       =======

(a) Includes $3.5 million and $17.7 million of long-term liabilities as of December 31, 1999 and 1998, respectively.

(4) ACQUISITIONS

     On December 30, 1999, the Company acquired all of the partnership interests of May Verpackungen GmbH & Co., KG ("May"), a German limited liability company. The acquisition was financed using borrowings made by U.S. Can under the Credit Agreement (refer to Note (5)) for an aggregate amount of $63.9 million.

     The following is a summary of the preliminary allocation of the aggregate purchase price for May (000's omitted):

Current Assets..............................................  $ 53,744
Property, Plant and Equipment...............................    74,640
Goodwill....................................................       277
Other Assets................................................     3,708
Current Portion of Long-Term Debt...........................   (17,023)
Current Liabilities.........................................   (39,432)
Long-Term Debt..............................................    (6,552)
Other Liabilities...........................................    (5,484)
                                                              --------
          Total Purchase Price..............................  $ 63,878
                                                              ========

     The acquisition was accounted for as a purchase for financial reporting purposes; therefore, 1999 results do not include operations related to the acquired business. Certain assets and liabilities of May were revalued to estimated fair values as of the acquisition date. The final amounts recorded may differ based on results of further evaluations of the fair value of the acquired assets and liabilities.

     The following represents the Company's unaudited pro forma results of operations as if the May acquisition had occurred on January 1 of the applicable year (000's omitted, except per share data):

                                                              1999       1998
                                                              ----       ----
Net Sales.................................................  $859,478   $857,322
Income Before Discontinued Operations and Extraordinary
  Item....................................................    21,928     (9,130)
Net Income................................................    20,632    (17,658)
Diluted Per Share Data:
Income Before Discontinued Operations and Extraordinary
  Item....................................................  $   1.61   $  (0.69)
Net Income................................................  $   1.52   $  (1.33)

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

     May's pre-acquisition results have been adjusted to reflect amortization of goodwill, the depreciation expense impact of the increased fair market value of property plant and equipment, interest expense on the acquisition borrowings and the effect of income taxes on the pro forma adjustments. The pro forma information given above does not purport to be indicative of the results that would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

     In March 1998, a European Subsidiary acquired a 36.5% equity interest in Formametal S.A. ("Formametal"), an aerosol can manufacturer located in Argentina, for $4.6 million, payable over a 15-month period. In connection with this investment, the Company has provided a guaranty in an amount not to exceed $3.8 million, to secure the repayments of certain indebtedness of Formametal. In 1999, the Company loaned Formametal $1.0 million for capital expenditures with all principal and interest payable in January 2004. In addition, the Company received a three-year option to convert this loan into additional shares of Formametal, which, if exercised, would take the Company's interest in Formametal up to 39.8%. This investment is being accounted for using the equity method.

(5) DEBT OBLIGATIONS

     Long-term debt obligations of the Company at December 31, 1999 and 1998, consisted of the following (000's omitted):

                                                              1999       1998
                                                              ----       ----
Senior debt -
     Revolving line of credit.............................  $ 56,100   $     --
     Capital lease obligations............................    10,869     15,511
     Secured term loan....................................    21,156     25,128
     Industrial revenue bonds.............................     7,500      7,500
     Mortgages and other..................................    27,063      4,209
                                                            --------   --------
                                                             122,688     52,348
Less -- Current maturities................................   (38,824)    (6,731)
                                                            --------   --------
          Total long-term senior debt.....................    83,864     45,617
Senior Subordinated 10 1/8% Notes.........................   236,629    264,325
                                                            --------   --------
          Total long-term debt............................  $320,493   $309,942
                                                            ========   ========

     In 1997, U.S. Can entered into an Amended and Restated Credit Agreement with a group of banks (the "Credit Agreement"), providing a revolving credit facility for working capital requirements, letters of credit and permitted acquisitions. The Credit Agreement was amended twice in 1999. In April 1999, the Company reduced the available amount under the Credit Agreement to $50 million from the previous $80 million level. Obligations under the Credit Agreement were secured by U.S. Can's domestic accounts receivable and inventories; however, this collateral was released in May, 1999 because of the improved credit profile of the Company. In connection with the May acquisition, the Company added a $70 million, 364-day facility in December 1999, which expires on December 26, 2000. The remainder of the facilities under the Credit Agreement expire in 2002. As of December 31, 1999, the Company had borrowed $56.1 million under the Credit Agreement, $11.4 million outstanding under the letter of credit portion of the facility and $52.5 million of unused credit remaining available under the Credit Agreement. The Company expects to refinance any borrowings outstanding under the 364-day facility prior to its expiration.

     The loans under the Credit Agreement, at the election of U.S. Can, bear interest at a floating rate equal to one of the following: (i) the Base Rate (as defined in the Credit Agreement) per annum, or (ii) based on

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

the current pricing ratio, a reserve-adjusted Eurodollar rate plus the then applicable margin, for specified interest periods of one, two, three, or six months. Prime rate loans outstanding as of December 31, 1999 were converted on January 4, 2000 to libor -based borrowings bearing a weighted average rate of 6.9%. U.S. Can is required to pay letter of credit fees based on the outstanding face amount on each letter of credit and a commitment fee based on the average daily unused portion of each lender's commitment under the Credit Agreement.

     Capital lease obligations mature in varying amounts from 2000 to 2005 and bear interest at various rates between 4.6% and 15.8%. Other debt, consisting of various governmental loans, real estate mortgages and secured equipment notes bearing interest at rates between 3.4% and 8.4%, matures at various times through 2015, and was used to finance the expansion of several manufacturing facilities.

     In an effort to limit foreign exchange risks, the Company has entered into several forward hedge contracts. The Merthyr Tydfil facility was financed by a series of British Pound/Dollar forward hedge contracts, which will not exceed $23.1 million in notional amount or a term of not more than five years. In connection with the acquisition of May, the Company purchased a series of German Deutsche Mark/Dollar forward hedge contracts. As of December 31, 1999, the remaining contracts did not exceed $14.3 million, with the final contract payment due in February 2000.

     The Senior Subordinated 10 1/8% Notes (the "10 1/8% Notes") are unsecured and are subordinated to all other senior debt of the Corporation and its subsidiaries. The 10 1/8% Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by U.S. Can and USC May Verpackungen Holding , Inc. On or after October 15, 2001, the Corporation may, at its option, redeem all or some of the 10 1/8% Notes at declining redemption premiums which begin at approximately 105.1% in 2001. Upon a change of control of the Corporation, as defined, the Noteholders could require that the Corporation repurchase all or some of the 10 1/8% Notes at a 101% premium.

     As part of the Company's focus on debt reduction, it repurchased through the open market and subsequently retired $27.7 and $10.7 million in 1999 and 1998, respectively, of the outstanding 10 1/8% Notes. The associated redemption premiums and the write-off of the related deferred financing costs resulted in an extraordinary charge in 1999 of $1.3 million, net of taxes of $0.8 million. The Credit Agreement restricts the Company's ability to repurchase the 10 1/8% Notes. As of December 31, 1999, the Company had purchased the maximum amount allowed under the Credit Agreement.

     Based upon borrowing rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was approximately $366 million and $324 million as of December 31, 1999 and 1998, respectively. No quoted market value is available (except on the 10 1/8% Notes). These amounts, because they do not include certain costs such as prepayment penalties, do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

     Financing costs related to the issuance of new debt are deferred and amortized over the terms of the related debt agreements. Net deferred financing costs are recorded as other assets in the accompanying balance sheets.

     The Company paid interest on borrowings of $26.5 million, $33.2 million and $ 35.2 million in 1999, 1998 and 1997, respectively.

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

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

The covenants also restrict the Company's and U.S. Can's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make investments, acquisitions, mergers and transactions with affiliates. The Company was in compliance with all of the required financial ratios and other covenants under the Credit Agreement at year-end.

     Under existing agreements, contractual maturities of long-term debt as of December 31, 1999 (including capital lease obligations), are as follows (000's omitted):

2000........................................................  $ 38,824
2001........................................................     6,185
2002........................................................    45,012
2003........................................................     4,065
2004........................................................    16,637
  Thereafter................................................   248,594
                                                              --------
                                                              $359,317
                                                              ========

     For further discussion on lease obligations refer to Note (9) which includes operating and capital lease information.

(6)  INCOME TAXES

     The provision (benefit) for income taxes before discontinued operations and extraordinary item consisted of the following (000's omitted):

                                                      1999      1998       1997
                                                      ----      ----       ----
Current............................................  $ 1,304   $    --   $     --
  Deferred.........................................   11,124    (6,916)   (17,788)
  Foreign..........................................    2,194     1,254        996
                                                     -------   -------   --------
          Total....................................  $14,622   $(5,662)  $(16,792)
                                                     =======   =======   ========

     Income taxes, net of refunds, of $1.1 million and $0.5 million were paid in 1999 and 1997, respectively. No income taxes were paid in 1998.

     A reconciliation of the difference between taxes on pre-tax income from continuing operations before discontinued operations and extraordinary item computed at the Federal statutory rate and the actual provision (benefit) for such income taxes for the years presented were as follows (000's omitted):

                                                      1999      1998       1997
                                                      ----      ----       ----
Tax provision (benefit) computed at the statutory
  rates............................................  $12,605   $(4,483)  $(16,344)
Nondeductible amortization of intangible assets....      253       238        396
State taxes, net of Federal tax effect.............    1,483      (659)      (801)
Other, net.........................................      281      (758)       (43)
                                                     -------   -------   --------
  Provision (benefit) for income taxes.............  $14,622   $(5,662)  $(16,792)
                                                     =======   =======   ========

     Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

Significant temporary differences representing deferred income tax benefits and obligations consisted of the following (000's omitted):

                                             DECEMBER 31, 1999        DECEMBER 31, 1998
                                           ----------------------   ----------------------
                                           BENEFITS   OBLIGATIONS   BENEFITS   OBLIGATIONS
                                           --------   -----------   --------   -----------
Restructuring reserves...................  $13,527           --     $19,544           --
Postretirement benefits..................   12,068           --      12,694           --
Accrued liabilities......................    6,143           --       6,183           --
Alternative minimum tax credit
  carry-forwards.........................    5,273           --       4,310           --
Capitalized leases.......................    1,904           --       1,687           --
Property and equipment...................    2,316           --       2,481           --
Pension accrual..........................    1,848           --       3,221           --
Accelerated Depreciation.................       --      (32,545)         --      (32,914)
Inventory valuation reserves.............       --       (6,246)         --       (6,888)
Net operating loss.......................      949           --       6,168           --
Other....................................    5,190       (4,983)      4,598       (3,745)
                                           -------     --------     -------     --------
          Total deferred income tax
            benefits (obligations).......  $49,218     $(43,774)    $60,886     $(43,547)
                                           =======     ========     =======     ========

     The Company does not provide for U. S. income taxes which would be payable if undistributed earnings of the European Subsidiaries were remitted to the U.S. because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits. Such unremitted earnings were $8.3 million and $4.0 million as of December 31, 1999 and 1998, respectively.

(7)  EMPLOYEE BENEFIT PLANS

     The Company maintains separate noncontributory pension and defined contribution plans covering most domestic hourly employees and all domestic salaried personnel, respectively. It is the Company's policy to fund accrued pension and defined contribution plan costs in compliance with ERISA requirements. The total cost of these plans charged against earnings was approximately $3.9 million, $5.2 million and $6.5 million for 1999, 1998 and 1997, respectively.

     The following presents the changes in the projected benefit obligations for the plan years ended December 31, 1999 and 1998 (000's omitted):

                                                               1999      1998
                                                               ----      ----
Projected benefit obligation at the beginning of the year...  $31,164   $30,637
Net increase (decrease) during the year attributed to:
  Service cost..............................................      854       912
  Interest cost.............................................    2,180     2,028
  Actuarial gain............................................   (3,479)   (1,104)
  Benefits paid.............................................   (2,037)   (1,685)
  Plan amendments...........................................       --       376
                                                              -------   -------
Net (decrease) increase during the year.....................   (2,482)      527
                                                              -------   -------
Projected benefit obligation at the end of the year.........  $28,682   $31,164
                                                              =======   =======

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

     The following table presents the changes in the fair value of net assets available for plan benefits for the plan years ended December 31, 1999 and 1998 (000's omitted):

                                                               1999      1998
                                                               ----      ----
Fair value of plan assets at the beginning of the year......  $30,448   $24,965
Increase (decrease) during the year:
  Return on plan assets.....................................    5,366     4,388
  Sponsor contributions.....................................    1,496     2,780
  Benefits paid.............................................   (2,037)   (1,685)
                                                              -------   -------
Net increase during the year................................    4,825     5,483
                                                              -------   -------
Fair value of plan assets at the end of the year............  $35,273   $30,448
                                                              =======   =======

     The following table sets forth the funded status of the Company's domestic defined benefit pension plans, at December 31, 1999 and 1998 (000's omitted):

                                                              1999       1998
                                                              ----       ----
Actuarial present value of benefit obligation --
     Vested benefits......................................  $(26,680)  $(28,563)
     Nonvested benefits...................................   ( 2,002)    (2,601)
                                                            --------   --------
  Accumulated benefit obligation..........................   (28,682)   (31,164)
  Fair value of plan assets...............................    35,273     30,448
                                                            --------   --------
  Accumulated benefit obligation in excess of plan
     assets...............................................     6,591       (716)
  Unrecognized transition obligation......................         3          4
  Unrecognized net loss...................................    (8,538)    (2,243)
  Unrecognized prior-service costs........................     1,589      1,903
                                                            --------   --------
  Net amount recognized...................................  $   (355)  $  1,052
                                                            ========   ========
  Amounts recognized in the consolidated balance sheet
     consist of:
  Accrued benefit liability...............................  $   (355)  $ (1,132)
  Intangible asset........................................        --         80
                                                            --------   --------
  Net amount recognized...................................  $   (355)  $ (1,052)
                                                            ========   ========

     The projected benefit obligation as of December 31, 1999, 1998 and 1997 was determined using an assumed discount rate of 7.8%, 7.0% and 7.0%, respectively. The expected long-term rate of return on plan assets used in determining net periodic pension cost was 8.5% in 1999, 1998, and 1997. The plan has a flat benefit formula; accordingly, the effect of projected future compensation levels is zero. The plan's assets consist primarily of shares of the Corporation's common stock, equity and bond funds, corporate bonds and investment contracts with insurance companies.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

     The United States net periodic pension cost was as follows (000's omitted):

                                                       1999      1998      1997
                                                       ----      ----      ----
  Service costs.....................................  $   854   $   912   $   871
  Interest costs....................................    2,180     2,028     1,825
  Return on assets..................................   (3,215)   (2,501)   (4,535)
  Amortization of unrecognized transition
     obligation.....................................        2         2       (11)
  Prior service cost recognized.....................      977       666       468
  Curtailment loss on severed employees.............       --        --     2,595
                                                      -------   -------   -------
  Net periodic pension cost.........................  $   798   $ 1,107   $ 1,213
                                                      =======   =======   =======

     In addition, hourly employees at eight plants are covered by union-sponsored collectively bargained, multi-employer pension plans. The Company contributed to these plans and charged to expense approximately $1.4 million, $1.3 million and $1.4 million in 1999, 1998 and 1997, respectively. The contributions are generally determined in accordance with the provisions of the negotiated labor contracts and are generally based on a per employee, per week amount.

     In March 1999, 1998 and 1997, the Corporation contributed shares of Common Stock, valued at $0.9 million, $0.7 million and $0.9 million, respectively, to U.S. Can's Salaried Employees Savings and Retirement Accumulation Plan.

     The Company maintains three defined benefit plans for certain of its employees in the United Kingdom, Germany and France. The plan benefits are based primarily on years of service, employee compensation or a combination thereof. As of December 31, 1999, 1998 and 1997, the preliminary actuarially-determined accumulated benefit obligations were $35.3 million, $30.8 million and $30.9 million, respectively, of which $29.0 million, $28.8 million and $29.1 million, respectively, were funded. The aggregate net pension expense in 1999, 1998 and 1997, for these plans was approximately $1.1 million, $1.3 million and $0.8 million, respectively.

(8)  POSTRETIREMENT BENEFIT PLANS

     The Company provides health and life insurance benefits for certain domestic retired employees in connection with certain collective bargaining agreements.

     The following presents the changes in the accumulated postretirement benefit obligations for the plan years ended December 31, 1999 and 1998 (000's omitted):

                                                               1999      1998
                                                               ----      ----
Accumulated postretirement benefit obligations at the
  beginning of the year.....................................  $29,128   $29,533
Net decrease during the year attributable to:
  Service cost..............................................      373       424
  Interest cost.............................................    1,929     1,907
  Actuarial gains...........................................   (3,306)   (1,731)
  Benefits paid.............................................   (1,316)   (1,005)
                                                              -------   -------
Net decrease for the year...................................   (2,320)     (405)
                                                              -------   -------
Accumulated postretirement benefit obligations at the end of
  the year..................................................  $26,808   $29,128
                                                              =======   =======

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

     The Company's postretirement benefit plans currently are not funded. The status of the plans at December 31, 1999 and 1998, is as follows (000's omitted):

                                                               1999      1998
                                                               ----      ----
Accumulated postretirement benefit obligations:
Active employees............................................  $ 7,586   $11,477
Retirees....................................................   19,222    17,651
                                                              -------   -------
Total accumulated postretirement benefit obligations........   26,808    29,128
Unrecognized net gain (loss)................................      721    (2,586)
                                                              -------   -------
Net amount recognized.......................................  $27,529   $26,542
                                                              =======   =======

     Net periodic postretirement benefit costs for the Company's domestic postretirement benefit plans for the years ended December 31, 1999, 1998 and 1997, included the following components (000's omitted):

                                                          1999     1998     1997
                                                          ----     ----     ----
Service cost...........................................  $  373   $  424   $  406
Interest cost..........................................   1,929    1,907    1,994
Amortization of net loss...............................      --       --       10
                                                         ------   ------   ------
Net periodic postretirement benefit cost...............  $2,302   $2,331   $2,410
                                                         ======   ======   ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7% in 1999 and remaining at 7% thereafter, 8% in 1998 and 9% in 1997. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 and 1998, by approximately $2.8 million and $3.1 million, respectively, and the total of the service and interest cost components of net postretirement benefit cost for each year then ended by approximately $0.3 million. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 and 1998, by approximately $2.6 million and $2.8 million, respectively, and the total of the service and interest cost components of net postretirement benefit cost for each year then ended by approximately $0.3 million. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.8%, 7.0% and 7.0%, in 1999, 1998 and 1997, respectively.

     As of December 31, 1999, 1998 and 1997, the Company had recorded a liability of $3.3 million, $3.4 million and $3.3 million, respectively, for benefit obligations for which a former executive was fully eligible to receive on a periodic payment basis beginning August 1, 1998. The principal source of funding for this obligation is an insurance policy on the executive's life.

(9)  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

     The processes involved in lithography and certain aspects of the manufacturing of steel containers have historically involved the use and handling of materials now classified as hazardous substances under various laws. The Company has a policy to comply with applicable legal requirements. The Company may be subject to liabilities for previously owned or operated sites or sites where the Company or its predecessors shipped waste. The Company accrues for the estimated cost of environmental matters, on a non-discounted basis. Such provisions and accruals exclude claims for recoveries from insurance carriers or other third parties.

     The Company has been named as a potentially responsible party ("PRP") for costs incurred in the clean-up of a regional groundwater plume partially extending underneath a property located in San Leandro,

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

California, formerly a site of one of the Company's can assembly plants. The Company has entered into an indemnity agreement related to this matter with the owner of the property. Extensive soil and groundwater investigative work has been performed at this site. The Company, along with other PRPs, participated in a coordinated sampling event in 1999. The results of the sampling were inconclusive as to the source of the contamination. While the State has not yet commented on the sampling results, the Company believes that the source of contamination is unrelated to its past operations.

     As a PRP at various superfund sites in the U.S., the Company is or may be legally responsible, jointly and severally with other members of the PRP group, for the cost of remediation of these sites. Based on currently available data, the Company believes its contribution, and/or the contribution of its predecessors, to these sites was, in most cases, de minimis.

     The Company has established reserves of $0.6 million for future ascertainable costs of environmental remediation. Management does not believe that such costs, if any, in excess of the reserve will have a material adverse effect on the Company's results of operations or financial condition. In making this assessment, the Company considered all information available to it including its and other companies' reported prior experience in dealing with such matters, data released by the EPA and reports by independent environmental consultants regarding certain matters. The Company has made, and expects to continue to make, significant capital expenditures to upgrade its facilities in accordance with current and pending environmental regulations and administrative proceedings.

LEGAL

     The National Labor Relations Board ("NLRB") issued a decision ordering the Company to pay $1.5 million in back pay, plus interest, for a violation of certain sections of the National Labor Relations Act as a result of the Company's closure of certain facilities in 1991 and the failure to offer inter-plant job opportunities to affected certain employees. The Company appealed this decision on the grounds, among others, that the Company is entitled to a credit against this award for certain pension payments. The Company believes its appeal will be successful and the claim will not exceed the liability recorded.

     The Company, including the Subsidiaries, is involved in various legal actions and administrative proceedings. Management is of the opinion that their outcome will not have a material effect on the Company's financial position or results of operations.

PURCHASE COMMITMENTS

     As part of its national lithography strategy, the Company is investing in certain lithography process equipment with a foreign vendor. In an effort to limit foreign exchange risk related to this purchase commitment, the Company entered into a series of German Deutsche Mark/Dollar forward hedge contracts with a sole remaining payment of $0.5 million due in February 2000.

LEASES

     The Company has entered into agreements to lease certain property under terms which qualify as capital leases. Capital leases consist primarily of data processing equipment and various production machinery and equipment. Most capital leases contain renewal options and some contain purchase options. The December 31, 1999 and 1998 capital lease asset balances were $23.5 million and $31.7 million, net of accumulated amortization of $16.6 million and $20.4 million, respectively.

     The Company also maintains operating leases on various plant and office facilities, vehicles and office equipment. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997, was $7.1 million, $6.8 million and $6.8 million, respectively.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

     At December 31, 1999, minimum payments due under these leases were as follows (000's omitted):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
  2000......................................................  $ 2,666    $ 7,329
  2001......................................................    3,931      4,652
  2002......................................................    4,439      4,738
  2003......................................................      503      2,963
  2004......................................................      497      1,951
  Thereafter................................................      257      7,846
                                                              -------    -------
          Total minimum lease payments......................   12,293    $29,479
                                                                         =======
  Amount representing interest..............................   (1,424)
                                                              -------
  Present value of net minimum capital lease payments.......  $10,869
                                                              =======

(10)  EQUITY INCENTIVE PLANS

     The Company has one active plan, the 1999 Equity Incentive Plan, which provides options for management so as to align management's interest with those of the Company's shareholders. Under this program, 1,250,000 shares are available for issuance under options priced at market price on the grant date. All options issued to date under the 1999 Plan have a vesting schedule as follows: 30% of the options vest following any 10-day consecutive period in which each closing price equals or exceeds 110% of the market price on the grant date, 30% of the options vest following any 10-day consecutive period in which each closing price equals or exceeds 125% of the market price on the grant date, and the remaining 40% of the options vest following any 10-day consecutive period in which each closing price equals or exceeds 150% of the market price on the grant date. All previous plans have been frozen and no future grants will be made under those plans.

     Restricted shares are charged to stockholders' equity at their fair value and amortized as expense on a straight-line basis over the restriction period. Shares awarded were: 10,582 shares or $0.2 million in 1999; 17,140 shares or $0.3 million in 1998; 95,630 shares or $1.4 million in 1997. Amortization charges were $0.2 million, $1.7 million and $2.4 million during 1999, 1998 and 1997, respectively.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

     A summary of the status of the Company's stock option plans at December 31, 1999, 1998 and 1997, and changes during the years then ended, are presented in the tables below:

                                           OPTIONS OUTSTANDING    EXERCISABLE OPTIONS
                                          ---------------------   -------------------
                                                      WTD. AVG.             WTD. AVG.
                                                      EXERCISE              EXERCISE
                                           SHARES       PRICE     SHARES      PRICE
                                           ------     ---------   ------    ---------
January 1, 1997.........................    917,772    $13.63     744,499   $  13.15
  Granted...............................    100,000     19.03
  Exercised.............................    (12,000)    12.00
  Canceled..............................   (129,272)     3.63
                                          ---------    ------
December 31, 1997.......................    876,500    $14.63     867,250   $  14.59
  Granted...............................    916,750     16.91
  Exercised.............................   (112,222)    12.01
  Canceled..............................    (79,726)    17.38
                                          ---------    ------
December 31, 1998.......................  1,601,302    $15.93     820,280   $  15.03
  Granted...............................    154,300     21.95
  Exercised.............................   (225,280)    13.41
  Canceled..............................    (92,172)    16.88
                                          ---------    ------
December 31, 1999.......................  1,438,150    $16.82     801,212   $  15.90
                                          =========    ======

                                                                      EXERCISABLE OPTIONS
                                        OPTIONS OUTSTANDING             AT DECEMBER 31,
                                        AT DECEMBER 31, 1999                  1999
                                 ----------------------------------   --------------------
                                              REMAINING      WTD.                  WTD.
                                             CONTRACTUAL     AVG.                  AVG.
                                                LIFE       EXERCISE              EXERCISE
                                  SHARES       (YEARS)      PRICE      SHARES      PRICE
                                  ------     -----------   --------    ------    --------
$ 8.00 to $15.75...............    204,500       3.0        $11.42    194,501     $11.28
$16.00 to $27.00...............  1,233,650       8.0         17.72    606,711      17.38
                                 ---------                            -------     ------
                                 1,438,150       7.3        $16.82    801,212     $15.90
                                 =========                            =======     ======

     The Company accounts for the plan under APB Opinion No. 25; therefore, no compensation costs have been recognized for options granted. Had compensation costs been determined on the fair value-based accounting method for options granted in 1999, 1998 and 1997, pro forma net income (loss) and diluted earnings
(loss) per share would have been $20.1 million and $1.48, respectively, for 1999, ($19.5) million and ($1.47), respectively, for 1998 and ($32.4) million and ($2.49), respectively, for 1997.

     The weighted-average estimated fair value of options granted during 1999, 1998 and 1997 was $12.92, $8.80 and $6.80, respectively. The fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 1999, 1998 and 1997, respectively: risk-free interest rate of 5.8%, 5.2% and 6.2%; expected lives of 10.0 years, 8.9 years and 7.0 years; expected volatility of 35.2%, 33.1% and 28.3%; and no dividends for any year.

(11)  SHAREHOLDER RIGHTS PLAN/CHANGE OF CONTROL

     On October 19, 1995, the Corporation's Board of Directors adopted a Shareholder Rights Plan. The Board declared a distribution of one right (a "Right") for each share of Common Stock outstanding on October 19, 1995 (the "Record Date"). Each share of Common Stock issued after the Record Date will be issued with an attached Right. Rights will become exercisable and detachable only following the acquisition by

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

a person or a group of 15 percent or more of the outstanding Common Stock of U.S. Can Corporation or following the announcement of a tender or exchange offer for 15 percent or more of the outstanding Common Stock.

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

     In addition, the Company has adopted certain change of control protections that, under certain circumstances, would increase compensation and benefits of certain executive officers and other key managers.

(12)  BUSINESS SEGMENTS

     The Company has established three segments by which management monitors and evaluates business performance, customer base and market share. These segments (Aerosol; Paint, Plastic & General Line and Custom & Specialty) have separate management teams and distinct product lines.

     The aerosol segment has two units: United States and International. The segment primarily produces steel aerosol containers for personal care, household, automotive, paint and industrial products. The Paint, Plastic & General Line segment produces round cans for paint and coatings, oblong cans for such items as lighter fluid and turpentine as well as plastic containers for paint and industrial and consumer products. The Custom & Specialty segment produces a wide array of functional and decorative tins, containers and other products.

     The accounting policies of the segments are the same as those described in Note (2) to the Consolidated Financial Statements. No single customer accounted for more than 10% of the Company's total net sales during 1999, 1998 or 1997.

     Financial information relating to the Company's operations by geographic area was as follows (000's omitted):

                                                  UNITED
                                                  STATES     EUROPE    CONSOLIDATED
                                                  ------     ------    ------------
1999
Net sales......................................  $587,780   $126,335     $714,115
Identifiable assets............................   397,327    266,243      663,570
1998
Net sales......................................  $593,606   $116,640     $710,246
Identifiable assets............................   424,404    131,167      555,571
1997
Net sales......................................   650,643   $105,032     $755,675
Identifiable assets............................   517,283    116,421      633,704

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

     The following is a summary of revenues from external customers, income
(loss) from operations, capital spending, depreciation and amortization and identifiable assets for each segment for the years ended December 31, 1999, 1998 and 1997 (000's omitted):

                                                     1999       1998       1997
                                                     ----       ----       ----
Revenues from external customers:
  Aerosol........................................  $483,459   $465,960   $479,521
  Paint, Plastic, & General Line.................   161,698    164,050    186,509
  Custom & Specialty.............................    68,367     74,873     84,829
  Other..........................................       591      5,363      4,816
                                                   --------   --------   --------
          Total revenues.........................  $714,115   $710,246   $755,675
                                                   ========   ========   ========
Income (loss) from operations:
  Aerosol........................................  $ 85,727   $ 80,168   $ 79,894
  Paint, Plastic, & General Line.................    16,871     15,640     12,394
  Custom & Specialty.............................     8,928     10,972      6,823
  Corporate and eliminations (a) (b).............   (42,823)   (83,210)  (105,218)
                                                   --------   --------   --------
          Total income (loss) from operations....  $ 68,703   $ 23,570   $ (6,107)
                                                   ========   ========   ========
Capital spending:
  Aerosol........................................  $ 21,877   $ 16,704   $ 33,847
  Paint, Plastic, & General Line.................     5,866      1,360      8,560
  Custom & Specialty.............................       956        547      7,270
  Corporate......................................     2,283      4,217      4,353
                                                   --------   --------   --------
          Total capital spending.................  $ 30,982   $ 22,828   $ 54,030
                                                   ========   ========   ========
Depreciation and amortization:
  Aerosol........................................  $ 18,554   $ 20,761   $ 22,481
  Paint, Plastic, & General Line.................     5,680      5,649      6,051
  Custom & Specialty.............................     2,476      2,457      2,577
  Corporate......................................     5,153      6,572     11,325
                                                   --------   --------   --------
          Total depreciation and amortization....  $ 31,863   $ 35,439   $ 42,434
                                                   ========   ========   ========
Identifiable assets:
  Aerosol........................................  $441,126   $308,944   $307,590
  Paint, Plastic, & General Line.................    92,471     92,629    100,600
  Custom & Specialty.............................    71,625     73,019     93,972
  Corporate......................................    58,348     80,979    131,542
                                                   --------   --------   --------
          Total identifiable assets..............  $663,570   $555,571   $633,704
                                                   ========   ========   ========

---------------
(a) Special charges are included in Corporate costs. Management does not evaluate segment performance including such charges.

(b) Selling, general and administrative costs are not allocated to individual segments.

(13)  RECENT DEVELOPMENTS

     On March 22, 2000, a group led by Paul W. Jones, Chairman and Chief Executive Officer of the Company and Berkshire Partners, a private equity firm, made a proposal to the Company's board of directors calling for a recapitalization of the Company in which public shareholders of the Company would receive

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

$21.00 in cash per outstanding share of common stock. The Company's board of directors has formed a special committee to evaluate the proposal. The special committee has retained legal advisors and will be retaining a financial advisor to assist in the evaluation. Any transaction would be subject to approvals by the special committee and the board of directors, shareholder approval, confirmatory due diligence to be performed by the financial institutions that are expected to provide the financing for the proposed transaction, the negotiation and execution of mutually satisfactory definitive agreements and other customary conditions. There can be no assurance that any agreements relating to the proposal will be reached or that any transaction will be consummated.

(14)  SUBSIDIARY GUARANTOR INFORMATION

     The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through December 31, 1999, U.S. Can and USC May Verpackungen ("May", acquired on December 30, 1999 and accounted for as a purchase for financial reporting purposes; therefore, 1999 results of operations do not include operations related to the acquired business), both wholly owned by the corporation, were the only Subsidiary Guarantors. The Corporation had no assets or operations separate from its investment in U.S. Can. Separate financial statements of U.S. Can or USC May Verpackungen are not presented because management of the Company has determined that they are not material to investors.

     The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), consolidated U.S. Can/USC May Verpackungen ("United States Can Company" or the "Subsidiary Guarantors"), and the European Subsidiaries (the "Non-Guarantor Subsidiaries"), as of and for the years ended December 31, 1999, 1998, and 1997. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantors under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                (000'S OMITTED)

                                                     UNITED STATES
                                       U.S. CAN       CAN COMPANY       USC EUROPE                        U.S. CAN
                                      CORPORATION     (SUBSIDIARY     (NON-GUARANTOR                    CORPORATION
                                       (PARENT)       GUARANTORS)     SUBSIDIARIES)     ELIMINATIONS    CONSOLIDATED
                                      -----------    -------------    --------------    ------------    ------------
NET SALES.........................      $    --         $587,780         $126,335         $     --        $714,115
COST OF SALES.....................           --          501,201          110,428               --         611,629
                                        -------         --------         --------         --------        --------
  Gross income....................           --           86,579           15,907               --         102,486
SELLING, GENERAL AND
  ADMINISTRATIVE..................           --           26,627            7,156               --          33,783
                                        -------         --------         --------         --------        --------
  Operating income................           --           59,952            8,751               --          68,703
INTEREST EXPENSE ON BORROWINGS....           --           26,272            2,454               --          28,726
AMORTIZATION OF DEFERRED FINANCING
  COSTS...........................           --            1,175               --               --           1,175
OTHER EXPENSES....................           --            1,728               --               --           1,728
EQUITY IN EARNINGS OF
  SUBSIDIARY......................       21,156            4,103               --          (25,259)             --
                                        -------         --------         --------         --------        --------
  Income (loss) before income
     taxes........................       21,156           34,880            6,297          (25,259)         37,074
PROVISION FOR INCOME TAXES........           --           12,428            2,194               --          14,622
EXTRAORDINARY ITEM -- LOSS ON THE
  EARLY
EXTINGUISHMENT OF DEBT, net of
  income tax......................           --           (1,296)              --               --          (1,296)
                                        -------         --------         --------         --------        --------
NET INCOME (LOSS).................      $21,156         $ 21,156         $  4,103         $(25,259)       $ 21,156
                                        =======         ========         ========         ========        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                (000'S OMITTED)

                                                    UNITED STATES
                                      U.S. CAN       CAN COMPANY       USC EUROPE                      U.S. CAN
                                     CORPORATION     (SUBSIDIARY     (NON-GUARANTOR                  CORPORATION
                                      (PARENT)       GUARANTORS)     SUBSIDIARIES)    ELIMINATIONS   CONSOLIDATED
                                     -----------    -------------    --------------   ------------   ------------
NET SALES..........................   $     --        $   593,606    $      116,640     $    --        $710,246
COST OF SALES......................         --            513,886           104,270          --         618,156
                                      --------        -----------    --------------     -------        --------
  Gross income.....................         --             79,720            12,370          --          92,090
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES.........................         --             26,183             6,468          --          32,651
SPECIAL CHARGES....................         --             35,869                --          --          35,869
                                      --------        -----------    --------------     -------        --------
  Operating income.................         --             17,668             5,902          --          23,570
INTEREST EXPENSE ON BORROWINGS.....         --             30,582             2,600          --          33,182
AMORTIZATION OF DEFERRED FINANCING
  COSTS............................         --              1,753                --                       1,753
OTHER EXPENSES.....................         --              1,822                --          --           1,822
EQUITY IN EARNINGS (LOSS) OF
  SUBSIDIARY.......................    (16,053)             2,048                --      14,005              --
                                      --------        -----------    --------------     -------        --------
  Income (loss) before income
     taxes.........................    (16,053)           (14,441)            3,302      14,005         (13,187)
PROVISION (BENEFIT) FOR INCOME
  TAXES............................         --             (6,916)            1,254          --          (5,662)
NET LOSS FROM DISCONTINUED
  OPERATIONS.......................         --             (8,528)               --          --          (8,528)
                                      --------        -----------    --------------     -------        --------
NET INCOME (LOSS)..................   $(16,053)       $   (16,053)   $        2,048     $14,005        $(16,053)
                                      ========        ===========    ==============     =======        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                (000'S OMITTED)

                                                   UNITED STATES
                                     U.S. CAN       CAN COMPANY       USC EUROPE                        U.S. CAN
                                    CORPORATION     (SUBSIDIARY     (NON-GUARANTOR                    CORPORATION
                                     (PARENT)       GUARANTORS)     SUBSIDIARIES)     ELIMINATIONS    CONSOLIDATED
                                    -----------    -------------    --------------    ------------    ------------
NET SALES.........................   $     --         $650,643      $      105,032      $    --         $755,675
COST OF SALES.....................         --          569,292              96,463           --          665,755
                                     --------         --------      --------------      -------         --------
  Gross income....................         --           81,351               8,569           --           89,920
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES.........         --           28,784               4,263           --           33,047
SPECIAL CHARGES...................         --           62,980                  --           --           62,980
                                     --------         --------      --------------      -------         --------
  Operating income (loss).........         --          (10,413)              4,306           --           (6,107)
INTEREST EXPENSE ON BORROWINGS....         --           34,869               1,998           --           36,867
AMORTIZATION OF DEFERRED FINANCING
  COSTS...........................         --            1,738                  --                         1,738
OTHER EXPENSES....................         --            1,986                  --           --            1,986
EQUITY IN EARNINGS (LOSS) OF
  SUBSIDIARY......................    (32,032)           1,312                  --       30,720               --
                                     --------         --------      --------------      -------         --------
  Income (loss) before income
     taxes........................    (32,032)         (47,694)              2,308       30,720          (46,698)
PROVISION (BENEFIT) FOR INCOME
  TAXES...........................         --          (17,788)                996           --          (16,792)
NET LOSS FROM DISCONTINUED
  OPERATIONS......................         --            1,078                  --           --            1,078
NET INCOME FROM DISCONTINUATION OF
  BUSINESS........................         --           (3,204)                 --           --           (3,204)
                                     --------         --------      --------------      -------         --------
NET INCOME (LOSS).................   $(32,032)        $(32,032)     $        1,312      $30,720         $(32,032)
                                     ========         ========      ==============      =======         ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1999
                                (000'S OMITTED)

                                                   UNITED STATES
                                     U.S. CAN       CAN COMPANY       USC EUROPE                        U.S. CAN
                                    CORPORATION     (SUBSIDIARY     (NON-GUARANTOR                    CONSOLIDATED
                                     (PARENT)       GUARANTORS)     SUBSIDIARIES)     ELIMINATIONS    CORPORATION
                                    -----------    -------------    --------------    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.......   $     --         $  2,101      $       13,596     $      --        $ 15,697
  Accounts receivable.............         --           66,509              25,355            --          91,864
  Inventories.....................         --           98,040              17,939            --         115,979
  Prepaid expenses and other
     assets.......................                      31,133               4,658            --          35,791
                                     --------         --------      --------------     ---------        --------
          Total current assets....         --          197,783              61,548            --         259,331
NET PROPERTY, PLANT AND
  EQUIPMENT.......................         --          266,636              65,868            --         332,504
INTANGIBLE ASSETS.................         --           50,478                  --            --          50,478
OTHER ASSETS......................    236,629           14,799               6,458      (236,629)         21,257
INVESTMENT IN SUBSIDIARIES........     46,827           (3,565)                 --       (43,262)             --
                                     --------         --------      --------------     ---------        --------
          Total assets............   $283,456         $526,131      $      133,874     $(279,891)       $663,570
                                     ========         ========      ==============     =========        ========
CURRENT LIABILITIES
  Current maturities of long-term
     debt.........................   $     --         $ 36,585      $        2,239     $      --        $ 38,824
  Accounts payable................         --           83,374              20,815            --         104,189
  Other current liabilities.......         --           68,733               9,851            --          78,584
                                     --------         --------      --------------     ---------        --------
          Total current
            liabilities...........         --          188,692              32,905            --         221,597
SENIOR DEBT.......................         --           61,088              22,776            --          83,864
SUBORDINATED DEBT.................    236,629          236,629                  --      (236,629)        236,629
OTHER LONG-TERM LIABILITIES.......         --           48,802               4,122            --          52,924
INTERCOMPANY ADVANCES.............    (21,729)         (55,907)             77,636            --              --
STOCKHOLDERS' EQUITY..............     68,556           46,827              (3,565)      (43,262)         68,556
                                     --------         --------      --------------     ---------        --------
          Total liabilities and
            stockholders'
            equity................   $283,456         $526,131      $      133,874     $(279,891)       $663,570
                                     ========         ========      ==============     =========        ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1998
                                (000'S OMITTED)

                                                   UNITED STATES
                                     U.S. CAN       CAN COMPANY       USC EUROPE                        U.S. CAN
                                    CORPORATION     (SUBSIDIARY     (NON-GUARANTOR                    CORPORATION
                                     (PARENT)       GUARANTORS)     SUBSIDIARIES)     ELIMINATIONS    CONSOLIDATED
                                    -----------    -------------    --------------    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.......   $     --         $  9,408         $  8,664       $         --      $ 18,072
  Accounts receivable.............         --           41,461           22,281                 --        63,742
  Inventories.....................         --           74,965           19,922                 --        94,887
  Prepaid expenses and other
     assets.......................                      35,856            3,089                 --        38,945
                                     --------         --------         --------       ------------      --------
          Total current assets....         --          161,690           53,956                 --       215,646
NET PROPERTY, PLANT AND
  EQUIPMENT.......................         --          197,677           70,325                 --       268,002
INTANGIBLE ASSETS.................         --           51,928               --                 --        51,928
OTHER ASSETS......................    270,587            6,847            6,886           (264,325)       19,995
INVESTMENT IN SUBSIDIARIES........     40,383           53,144               --            (93,527)           --
                                     --------         --------         --------       ------------      --------
          Total assets............   $310,970         $471,286         $131,167       $   (357,852)     $555,571
                                     ========         ========         ========       ============      ========
CURRENT LIABILITIES
  Current maturities of long-term
     debt.........................   $     --         $  3,922         $  2,809       $         --      $  6,731
  Accounts payable................         --           37,089           15,228                 --        52,317
  Other current liabilities.......         --           67,735           12,751                 --        80,486
                                     --------         --------         --------       ------------      --------
          Total current
            liabilities...........         --          108,746           30,788                 --       139,534
SENIOR DEBT.......................         --           19,134           26,483                           45,617
SUBORDINATED DEBT.................    264,325          264,325               --           (264,325)      264,325
OTHER LONG-TERM LIABILITIES.......         --           51,656            4,262                 --        55,918
INTERCOMPANY ADVANCES.............     (3,532)         (12,958)          16,490                 --            --
STOCKHOLDERS' EQUITY..............     50,177           40,383           53,144            (93,527)       50,177
                                     --------         --------         --------       ------------      --------
          Total liabilities and
            stockholders'
            equity................   $310,970         $471,286         $131,167       $   (357,852)     $555,571
                                     ========         ========         ========       ============      ========

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                (000'S OMITTED)

                                                               UNITED STATES
                                                 U.S. CAN       CAN COMPANY       USC EUROPE        U.S. CAN
                                                CORPORATION     (SUBSIDIARY     (NON-GUARANTOR    CORPORATION
                                                 (PARENT)       GUARANTORS)     SUBSIDIARIES)     CONSOLIDATED
                                                -----------    -------------    --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES........     $     --         $51,871          $10,581          $62,452
                                                 --------         -------          -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................           --         (24,909)          (6,073)         (30,982)
  Acquisition of businesses, net of cash
     acquired...............................           --         (63,847)              --          (63,847)
  Proceeds on the sale of business..........           --           4,500               --            4,500
  Proceeds on the sale of property..........                          448               --              448
  Investment in Formametal S.A..............           --              --           (1,600)          (1,600)
                                                 --------         -------          -------          -------
       Net cash used in investing
          activities........................           --         (83,808)          (7,673)         (91,481)
                                                 --------         -------          -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances...........       25,378         (32,070)           6,692               --
  Issuance of common stock and exercise of
     stock options..........................        2,820                               --            2,820
  Net borrowings under the revolving line of
     credit and changes in cash
     overdrafts.............................           --          23,159              394           23,553
  Repurchase of 10 1/8% notes...............      (27,696)             --               --          (27,696)
  Borrowings of other long-term debt,
     including capital lease obligations....           --          38,598               --           38,598
  Payments of other long-term debt,
     including capital lease obligations....           --          (5,057)          (4,392)          (9,449)
  Purchase of treasury stock................         (502)             --               --             (502)
                                                 --------         -------          -------          -------
     Net cash (used in) provided by
       financing activities.................           --          24,630            2,694           27,324
                                                 --------         -------          -------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....           --              --             (670)            (670)
                                                 --------         -------          -------          -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................           --          (7,307)           4,932           (2,375)
CASH AND CASH EQUIVALENTS, beginning of
  year......................................           --           9,408            8,664           18,072
                                                 --------         -------          -------          -------
CASH AND CASH EQUIVALENTS, end of period....     $     --         $ 2,101          $13,596          $15,697
                                                 ========         =======          =======          =======

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                (000'S OMITTED)

                                                               UNITED STATES
                                                 U.S. CAN       CAN COMPANY       USC EUROPE        U.S. CAN
                                                CORPORATION     (SUBSIDIARY     (NON-GUARANTOR    CORPORATION
                                                 (PARENT)       GUARANTORS)     SUBSIDIARIES)     CONSOLIDATED
                                                -----------    -------------    --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES........     $     --         $54,913       $       10,050      $64,963
                                                 --------         -------       --------------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................           --         (17,266)              (5,562)     (22,828)
  Proceeds on the sale of business..........           --          28,296                   --       28,296
  Proceeds on the sale of property..........                        6,578                   23        6,601
  Investment in Formametal S.A..............           --              --               (3,000)      (3,000)
                                                 --------         -------       --------------      -------
     Net cash used in investing
       activities...........................           --          17,608               (8,539)       9,069
                                                 --------         -------       --------------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances...........       10,747         (10,747)                  --           --
  Issuance of common stock and exercise of
     stock options..........................        1,658          (3,000)               3,000        1,658
  Net borrowings under the revolving line of
     credit and changes in cash
     overdrafts.............................           --         (36,770)                  --      (36,770)
  Repurchase of 10 1/8% notes...............      (10,675)             --                   --      (10,675)
  Payments of other long-term debt,
     including capital lease obligations....           --         (13,011)              (2,607)     (15,618)
  Purchase of treasury stock................       (1,730)             --                   --       (1,730)
                                                 --------         -------       --------------      -------
     Net cash (used in) provided by
       financing activities.................           --         (63,528)                 393      (63,135)
                                                 --------         -------       --------------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....           --              --                  402          402
                                                 --------         -------       --------------      -------
INCREASE IN CASH AND CASH EQUIVALENTS.......           --           8,993                2,306       11,299
CASH AND CASH EQUIVALENTS, beginning of
  year......................................           --             415                6,358        6,773
                                                 --------         -------       --------------      -------
CASH AND CASH EQUIVALENTS, end of period....     $     --         $ 9,408       $        8,664      $18,072
                                                 ========         =======       ==============      =======

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                (000'S OMITTED)

                                                              UNITED STATES
                                                U.S. CAN       CAN COMPANY       USC EUROPE        U.S. CAN
                                               CORPORATION     (SUBSIDIARY     (NON-GUARANTOR    CORPORATION
                                                (PARENT)       GUARANTORS)     SUBSIDIARIES)     CONSOLIDATED
                                               -----------    -------------    --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES.........   $     --         $65,035          $  (973)         $64,062
                                                --------         -------          -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................         --         (36,122)         (17,908)         (54,030)
  Acquisition of businesses, net of cash
     acquired................................         --         (12,398)              --          (12,398)
  Proceeds on the sale of business...........         --           1,000               --            1,000
  Proceeds on the sale of property...........                         --              630              630
                                                --------         -------          -------          -------
     Net cash used in investing activities...         --         (47,520)         (17,278)         (64,798)
                                                --------         -------          -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances............      1,027           4,629           (5,656)              --
  Issuance of common stock and exercise of
     stock options...........................        152              --               --              152
  Net borrowings under the revolving line of
     credit and changes in cash overdrafts...         --           1,931               --            1,931
  Borrowings of other long-term debt,
     including capital lease obligations.....         --          (1,086)          26,021           24,935
  Payments of other long-term debt, including
     capital lease obligations...............         --         (21,628)            (724)         (22,352)
  Payments of debt refinancing costs.........         --          (1,574)              --           (1,574)
  Purchase of treasury stock.................     (1,179)             --               --           (1,179)
                                                --------         -------          -------          -------
     Net cash (used in) provided by financing
       activities............................         --         (17,728)          19,641            1,913
                                                --------         -------          -------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......         --              --           (2,370)          (2,370)
                                                --------         -------          -------          -------
DECREASE IN CASH AND CASH EQUIVALENTS........         --            (213)            (980)          (1,193)
CASH AND CASH EQUIVALENTS, beginning of
  year.......................................         --             628            7,338            7,966
                                                --------         -------          -------          -------
CASH AND CASH EQUIVALENTS, end of period.....   $     --         $   415          $ 6,358          $ 6,773
                                                ========         =======          =======          =======

(15)

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                       (000'S OMITTED, EXCEPT SHARE DATA)

     The following is a summary of the unaudited interim results of operations for each of the quarters in 1999 and 1998.

                             FIRST QTR               SECOND QTR              THIRD QTR               FOURTH QTR
                        --------------------    --------------------    --------------------    --------------------
                          1999        1998        1999        1998        1999        1998        1999        1998
                          ----        ----        ----        ----        ----        ----        ----        ----
NET SALES.............  $184,916    $192,363    $186,773    $183,473    $178,123    $177,920    $164,303    $156,490
SPECIAL CHARGES(a)....        --          --          --          --          --      35,869                      --
OPERATING INCOME
  (LOSS)..............    17,620      14,955      19,827      15,190      17,248     (20,099)     14,008      13,524
INCOME (LOSS) FROM
  CONTINUING
  OPERATIONS..........     5,551       3,082       7,138       3,805       6,006     (17,358)      3,757       2,946
NET INCOME (LOSS).....  $  5,551    $  3,082    $  6,330    $  3,805    $  5,518    $(25,886)   $  3,757    $  2,946
                        ========    ========    ========    ========    ========    ========    ========    ========
DILUTED EARNINGS
  (LOSS) PER SHARE....  $   0.41    $   0.23    $   0.47    $   0.28    $   0.40    $  (1.94)   $   0.27    $   0.22
                        ========    ========    ========    ========    ========    ========    ========    ========
Weighted average
  shares and
  equivalent shares
  outstanding
  (000's).............    13,412      13,257      13,529      13,401      13,739      13,325      13,732      13,443

-------------------------
(a) See Note 3 of the "Notes to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to "Election of Directors," "Executive Officers and Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Corporation's 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to "Executive Officers and Directors -- Compensation of Directors" and "Executive Compensation" in the Corporation's 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to "Principal Stockholders" in the Corporation's 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to "Principal Stockholders -- Recent Developments" in the Corporation's 2000 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1) Financial Statements commence on p.17.

             (2) Financial Statement Schedules

                   All schedules are omitted as they are inapplicable or not required, or the required information is included in the financial statements or in the notes thereto.

              (3) Exhibits: A list of Exhibits is included in the Exhibit Index, which appears following the signature pages and incorporated by reference herein.

     The Company agrees that, upon request, it will furnish a copy of any instrument with respect to long-term debt less than or equal to 10 percent of its total consolidated assets.

          (b) No reports on Form 8-K were filed by the Corporation during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                          U.S. CAN CORPORATION

                                          By:       /s/ PAUL W. JONES
                                            ------------------------------------
                                                       Paul W. Jones
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 1999.

                  SIGNATURE                                                TITLE
                  ---------                                                -----

              /s/ PAUL W. JONES                     Chairman of the Board, President and Chief
---------------------------------------------       Executive Officer
                Paul W. Jones

             /s/ JOHN L. WORKMAN                    Executive Vice President and Chief Financial
---------------------------------------------       Officer
               John L. Workman

             /s/ JOHN R. MCGOWAN                    Vice President and Controller
---------------------------------------------
               John R. McGowan

          /s/ CALVIN W. AURAND, JR.                 Director
---------------------------------------------
            Calvin W. Aurand, Jr.

           /s/ BENJAMIN F. BAILAR                   Director
---------------------------------------------
             Benjamin F. Bailar

                                                    Director
---------------------------------------------
             Charles W. Gaillard

              /s/ RICARDO POMA                      Director
---------------------------------------------
                Ricardo Poma

           /s/ FRANCISCO A. SOLER                   Director
---------------------------------------------
             Francisco A. Soler

             /s/ LOUIS B. SUSMAN                    Director
---------------------------------------------
               Louis B. Susman

                                 EXHIBIT INDEX

                                                                        INCORPORATION BY
                                                                        REFERENCE TO THE
                                                                         EXHIBIT NUMBER
                                                                          LISTED BELOW
                                                                         IN THE FILING
EXHIBIT                           DESCRIPTION                           REFERENCE BELOW
-------                           -----------                           ----------------
3.1       Restated Certificate of Incorporation.......................  (a)4.3
3.2       By-Laws.....................................................  (b)4.1
4.1       Indenture for 10 1/8 Notes..................................  (c)4.2
4.2       Amended and Restated Credit Agreement.......................  (d)4.1
4.3       Amendment No. 1 to Credit Agreement.........................  (e)10.3
4.4       Amendment No. 2 to Credit Agreement.........................  (f)4.4
4.5       Amendment No. 3 to Credit Agreement.........................  (g)10.1
4.6       Amendment No. 4 to Credit Agreement.........................  (g)10.5
4.7       Amendment No. 5 to Credit Agreement.........................  (s)10.1
4.8       Amendment No. 6 to Credit Agreement.........................
4.9       Shareholder Rights Agreement................................  (h)4.1
10.1      Commerce, CA Sublease Agreement, dated 2/10/89..............  (i)10.10
10.2      Weirton, WV Lease, dated 1/1/76, as amended.................  (i)10.11
10.3      Burns Harbor, IN Lease, dated 12/5/87.......................  (j)10.12
10.4      Voghera, Italy lease (English translation)..................  (k)10.6
10.5      Baltimore, MD (paint can plant) Lease, dated 10/24/91.......  (j)10.23
10.6      Stockholders Agreement......................................  (m)10.25
10.7      Frank J. Galvin Separation Agreement, dated 2/1/2000*.......
10.8      Amendment No. 4 to Weirton, WV Lease........................  (n)10.30
10.9      Amendment, dated 9/1/94, to Burns Harbor Lease..............  (n)10.31
10.10     Merthyr Tydfil, Wales Lease.................................  (k)10.24
10.11     Nonqualified Supplemental 401(k) Plan*......................  (o)10.33
10.12     Nonqualified Benefit Replacement Plan*......................  (o)10.34
10.13     Amendment No. 1 to Burns Harbor, IN Lease...................  (o)10.48
10.14     Amendment No. 3 to Burns Harbor, IN Lease...................  (o)10.49
10.15     Amendment No. 1 to Baltimore, MD (paint can plant)..........  (o)10.51
10.16     Baltimore, MD (Columbia Specialty plant) Lease Agreement,     (o)10.52
          dated 5/6/94................................................
10.17     Amendment No. 3 to Weirton, WV Lease Agreement..............  (o)10.55
10.18     Newnan, GA Lease............................................  (c)10.3
10.19     Alliance, OH Lease..........................................  (c)10.4
10.20     David R. Ford Change-in-Control Agreement*..................  (f)10.51
10.21     Salomon Brothers Inc (a predecessor to Salomon Smith Barney)
          indemnification
          agreement, dated 7/9/97.....................................  (j)10.1
10.22     Paul W. Jones Employment Agreement,dated 4/1/98*............  (p)10.1
10.23     Executive Deferred Compensation Plan*.......................  (t)10.30
10.24     John L. Workman Employment Agreement, dated 1/25/2000*......
10.25     David R. Ford Service Agreement, dated as of 11/24/97*......  (t)10.34
10.26     1998 Equity Incentive Plan*.................................  (t)10.35
10.27     1995 Equity Incentive Plan*.................................  (r)Exhibit A
10.28     1997 Equity Incentive Plan*.................................  (f)10.50
10.29     1993 Stock Option Plan*.....................................  (q)10.28
10.30     1984 Incentive Stock Option Plan*...........................  (i)10.20
10.31     John L. Workman Change-In-Control Agreement dated
          1/31/2000*..................................................
10.32     Roger B. Farley Employment Agreement dated 2/3/2000*........
10.33     Roger B. Farley Change-In-Control Agreement dated
          2/3/2000*...................................................

                                                                        INCORPORATION BY
                                                                        REFERENCE TO THE
                                                                         EXHIBIT NUMBER
                                                                          LISTED BELOW
                                                                         IN THE FILING
EXHIBIT                           DESCRIPTION                           REFERENCE BELOW
-------                           -----------                           ----------------
10.34     Executive Severance Plan*...................................
10.35     Employee (restrictive covenant) Agreement with John L.
          Workman dated
          1/25/2000*..................................................
10.36     Employee (restrictive covenant) Agreement with Roger B.
          Farley dated 3/2/2000.......................................
10.37     1999 Equity Incentive Plan..................................  (u)Exhibit A
10.38     Director Equity Plan........................................
21.1      Subsidiaries of the Company.................................
23.1      Consent of Arthur Andersen LLP..............................
27.1      Financial Data Schedule (EDGAR version only)................
99.1      Letter dated 3/22/2000 from Pac Packaging Acquisition
          Corporation to the Board of Directors of U.S. Can
          Corporation Proposing Leveraged Recapitalization............
---------------

*         Management contract or compensatory plan or arrangement.
a.        Form S-3 Registration Statement of the Company dated June 1,
          1994 (No. 33-79556).
b.        Form S-8 Registration Statement of the Company dated March
          23, 1994 (No. 33-76742).
c.        Form 10-Q for the quarter ended September 29, 1996.
d.        Form 10-Q for the quarter ended March 31, 1996.
e.        Form 10-Q for the quarter ended July 2, 1995.
f.        Form 10-K for the year ended December 31, 1997.
g.        Form 10-Q for the quarter ended October 4, 1998.
h.        Form 10-Q for the quarter ended October 1, 1995.
i.        Form 10-Q for the quarter ended April 6, 1997.
j.        Form 10-Q for the quarter ended October 5, 1997.
k.        Form 10-K for the year ended December 31, 1996.
l.        Form S-1 Registration Statement of the Company dated January
          6, 1993 (No. 33-56804).
m.        Form 10-K for the year ended December 31, 1992.
n.        Form 10-K for the year ended December 31, 1994.
o.        Form 10-K for the year ended December 31, 1995.
p.        Form 10-Q for the quarter ended April 5, 1998.
q.        Form 8-K dated August 9, 1996.
r.        1995 Proxy Statement.
s.        Form 10-Q for the quarter ended July 4, 1999.
t.        Form 10-K for the year ended December 31, 1998.
u.        1999 Proxy Statement.