Form 10-Q
period 2000-04-02
US CAN CORP
filed 2000-05-17
CIK 895726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

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

                                  Yes X    No

    As of April 30, 2000, 13,441,999 shares of U.S. Can Corporation's common stock were outstanding.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I     FINANCIAL INFORMATION                                               3

Item 1.    Financial Statements (Unaudited)                                    3

           U.S. Can Corporation and Subsidiaries Consolidated
           Statements of Operations for the Quarterly Periods Ended
           April 2, 2000 and April 4, 1999                                     3

           U.S. Can Corporation and Subsidiaries Consolidated
           Balance Sheets as of April 2, 2000 and December 31, 1999            4

           U.S. Can Corporation and Subsidiaries Consolidated
           Statements of Cash Flows for the Quarterly Periods Ended
           April 2, 2000 and April 4, 1999                                     5

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         17

PART II    OTHER INFORMATION                                                  18

Item 6.    Exhibits and Reports on Form 8-K                                   18

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (000's omitted, except per share data)

                                                                     FOR THE QUARTERLY PERIOD ENDED
                                                                     ------------------------------
                                                                     April 2, 2000    April 4, 1999
                                                                     -------------    -------------
NET SALES                                                              $207,674         $184,916
COST OF SALES                                                           178,211          159,039
                                                                       --------         --------
    Gross income                                                         29,463           25,877
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             11,277            8,257
                                                                       --------         --------
    Operating income                                                     18,186           17,620
INTEREST EXPENSE ON BORROWINGS                                            8,001            7,636
AMORTIZATION OF DEFERRED FINANCING COSTS                                    393              320
OTHER EXPENSES                                                              664              432
                                                                       --------         --------
Income before income taxes                                                9,128            9,232
PROVISION FOR INCOME TAXES                                                3,491            3,681
                                                                       --------         --------
NET INCOME                                                             $  5,637         $  5,551
                                                                       ========         ========


PER SHARE DATA:
    Basic:
        Net income                                                     $   0.42         $   0.42
                                                                       ========         ========

        Weighted average shares outstanding (000's)                      13,564           13,326

    Diluted:
        Net income                                                     $   0.41         $   0.41
                                                                       ========         ========

        Weighted average and equivalent shares outstanding (000's)       13,621           13,412

       The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (000'S omitted, except per share data)

                                                                                               APRIL 2,      DECEMBER 31,
                                   ASSETS                                                        2000            1999
                                                                                               ---------     ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $  12,224      $  15,697
     Accounts receivables, less allowances of  $12,225 and $13,367 as of April 2, 2000 and
          December 31, 1999, respectively                                                        103,824         91,864
     Inventories                                                                                 115,335        115,979
     Prepaid expenses and other current assets                                                    20,788         19,677
     Prepaid income taxes                                                                         16,114         16,114
                                                                                               ---------      ---------
          Total current assets                                                                   268,285        259,331
                                                                                               ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                                          6,051         14,541
     Buildings                                                                                    67,935         83,106
     Machinery, equipment and construction in process                                            448,617        463,400
                                                                                               ---------      ---------
                                                                                                 522,603        561,047
     Less -- Accumulated depreciation and amortization                                          (227,304)      (228,543)
                                                                                               ---------      ---------
          Total property, plant and equipment                                                    295,299        332,504
                                                                                               ---------      ---------
INTANGIBLE ASSETS, less amortization of  $11,796 and $12,211 as of April 2, 2000 and
     December 31, 1999, respectively                                                              72,715         50,478
OTHER ASSETS                                                                                      20,888         21,257
                                                                                               ---------      ---------
          Total assets                                                                         $ 657,187      $ 663,570
                                                                                               =========      =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                                      $  49,936      $  38,824
     Accounts payable                                                                            100,926        104,189
     Accrued payroll, benefits and insurance                                                      25,454         29,500
     Restructuring reserves                                                                       13,391         25,016
     Other current liabilities                                                                    31,065         24,068
                                                                                               ---------      ---------
          Total current liabilities                                                              220,772        221,597
                                                                                               ---------      ---------
SENIOR DEBT                                                                                       75,546         83,864
SUBORDINATED DEBT                                                                                236,629        236,629
                                                                                               ---------      ---------
          Total long-term debt                                                                   312,175        320,493
                                                                                               ---------      ---------
OTHER LONG-TERM LIABILITIES
     Deferred income taxes                                                                        12,330         10,670
     Other long-term liabilities                                                                  41,641         42,254
                                                                                               ---------      ---------
          Total other long-term liabilities                                                       53,971         52,924
                                                                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or
          outstanding                                                                                  -              -
     Common stock, $0.01 par value; 50,000,000 shares authorized, 13,444,121 and
          13,446,933 shares issued as of April 2, 2000 and December 31, 1999, respectively           136            135
     Paid-in-capital                                                                             112,991        112,840
     Unearned restricted stock                                                                      (521)          (629)
     Treasury common stock, at cost; 101,536 and 83,024 shares at April 2, 2000 and
          December 31, 1999, respectively                                                         (1,658)        (1,380)
     Currency translation adjustment                                                             (11,677)        (7,771)
     Accumulated deficit                                                                         (29,002)       (34,639)
                                                                                               ---------      ---------
          Total stockholders' equity                                                              70,269         68,556
                                                                                               ---------      ---------
               Total liabilities and stockholders' equity                                      $ 657,187      $ 663,570
                                                                                               =========      =========

       The accompanying Notes to the Consolidated Financial Statements are
                    an integral part of these balance sheets

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000S OMITTED)
                                   (UNAUDITED)

                                                                                   QUARTERLY PERIOD ENDED
                                                                               APRIL 2, 2000    APRIL 4, 1999
                                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  5,637         $  5,551
  Adjustments to reconcile net income to net cash provided by operating activities --
    Depreciation and amortization                                                    9,411            8,817
    Deferred income taxes                                                              611              799
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
    Accounts receivable                                                            (25,344)         (22,170)
    Inventories                                                                     (6,480)           5,057
    Accounts payable                                                                (2,992)           4,870
    Accrued payroll, benefits and insurance                                          7,557           (1,839)
    Other, net                                                                       2,942           11,361
                                                                                  --------         --------
      Net cash (used for) provided by operating activities                          (8,658)          12,446
                                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (8,876)          (4,727)
  Proceeds from sale of businesses                                                  12,088            4,500
  Proceeds from sale of property                                                        13              553
  Investment in Formametal S.A.                                                        -             (1,194)
                                                                                  --------         --------
      Net cash provided by (used in) investing activities                            3,225             (868)
                                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                               150              420
  Net borrowings (payments) under the revolving line of credit and changes in
    cash overdrafts                                                                 10,692            3,655
  Repurchase of 10 1/8% notes                                                          -             (3,811)
  Borrowings of other long-term debt, including capital lease
    obligations                                                                      1,462              -
  Payments of other long-term debt, including capital lease
    obligations                                                                     (9,702)          (5,387)
  Purchase of treasury stock                                                          (278)            (298)
                                                                                  --------         --------
      Net cash provided by (used in) financing activities                            2,324           (5,421)
                                                                                  --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (364)            (258)
                                                                                  --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (3,473)           5,899
CASH AND CASH EQUIVALENTS, beginning of year                                        15,697           18,072
                                                                                  --------         --------
CASH AND CASH EQUIVALENTS, end of period                                          $ 12,224         $ 23,971
                                                                                  ========         ========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 2, 2000
                                   (UNAUDITED)


(1) PRINCIPLES OF REPORTING

           The condensed consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can") and U.S. Can's subsidiaries (collectively, the "Company. All significant intercompany balances and transactions have been eliminated. These financial statements, in the opinion of management, include normal recurring adjustments necessary for a fair presentation. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These financial statements are to be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

           Generally, quarterly accounting periods are based upon two four-week periods and one five-week period. Management believes that this technique provides a more consistent view of accounting data resulting in greater comparability than the calendar month basis would provide.

(2) SPECIAL CHARGES

           Cash costs for restructuring activities in the first quarter of 2000 were $1.2 million. The Company anticipates spending another $9.5 million of such costs in 2000 and $3.5 million in cash costs in 2001 and beyond. The remainder of the restructuring provision primarily consists of non-cash items associated with the write-off of assets.

           On March 10, 2000, the Company sold its Wheeling metal closures plant and the Warren lithography facility for $12.1 million in cash. The Company established a disposition provision for the anticipated loss on the sale of the metal closures business in connection with the special charge taken in 1998.

           The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. While no formal plans currently exist to further consolidate plant operations, such actions may be deemed appropriate in the future.

(3) ACQUISITIONS

           On December 30, 1999, the Company acquired all of the partnership interest of May Verpackungen GmbH & Co., KG ("May"), a German limited liability company. The acquisition was financed using the borrowings made by U.S. Can under the Credit Agreement (see Note 5) for an aggregate amount of $64.6 million.

           The following is a summary of the preliminary allocation of the aggregate purchase price for May (000's omitted):

                         Current Assets                         $53,744
                         Property, Plant and Equipment           53,037
                         Goodwill                                21,880
                         Other Assets                             3,708
                         Current Portion of Long Term Debt      (17,023)
                         Current Liabilities                    (38,722)
                         Long-Term Debt                          (6,552)
                         Other Liabilities                       (5,484)
                                                                -------
                         Total Purchase Price                   $64,588
                                                                =======

                  The acquisition was accounted for as a purchase for financial reporting purposes; therefore 1999 results do not include operations related to the acquired business. Certain assets and liabilities of May were revalued to estimated fair values as of the acquisition date. The final amounts recorded may differ based on results of further evaluations of the fair value of the acquired assets and liabilities.

           The following represents the Company's unaudited pro forma results of operations for the first quarter of 1999 as if the May acquisition had occurred on January 1, 1999 (000's omitted, except per share data):

                                                                1999
                                                                ----
                         Net Sales                           218,678
                         Net Income                            6,096
                         Diluted Per Share Data:
                         Net Income                             0.45

           May's pre-acquisition results have been adjusted to reflect amortization of goodwill, the depreciation expense impact of the increased fair market value of property, plant and equipment, interest expense on acquisition borrowings, changes in contractual agreements and the effect of income taxes on the pro forma adjustments. The pro forma information given above does not purport to be indicative of the results that would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

(4) INVENTORIES

           All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $58.2 million at April 2, 2000 and $49.6 million at December 31, 1999, at the European subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. FIFO cost of LIFO inventories approximated their LIFO value at April 2, 2000 and at December 31, 1999.

           Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):


                                        April 2,   DECEMBER 31,
                                          2000         1999
                                        --------   ------------
                    Raw materials       $ 26,585     $ 30,821
                    Work in process       52,862       49,884
                    Finished goods        35,888       35,274
                                        --------     --------
                                        $115,335     $115,979
                                        ========     ========


(5) DEBT OBLIGATIONS

           The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The financial covenants include, but are not limited to, limitations on annual capital expenditures and certain ratios of borrowings to earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt to EBITDA and interest coverage. In conjunction with the release of certain collateral, certain covenants in the Credit Agreement were tightened moderately. The covenants also restrict the Company's ability to distribute dividends, to incur additional indebtedness, to dispose of assets and to make certain investments or engage in certain mergers and acquisition or affiliated transactions. The Company was in compliance with all financial ratios and covenants as of April 2, 2000.

(6) SUPPLEMENTAL CASH FLOW INFORMATION

           The Company paid interest on borrowings of approximately $0.1 million and $0.2 million for the quarterly periods ended April 2, 2000 and April 4, 1999, respectively.

           The Company paid approximately $0.1 million of income taxes for the quarterly period ended April 2, 2000 and no income taxes were paid during the quarter ended April 4, 1999.

           During the quarterly period ended April 4, 1999, the Company issued stock valued at approximately $0.9 million into certain of its employee benefit plans.

(7) BUSINESS SEGMENTS

           The Company has established three segments by which management monitors and evaluates business performance, customer base and market share. These segments (Aerosol; Paint, Plastic & General Line and Custom & Specialty) have separate management teams and distinct product lines.

           The aerosol segment produces steel aerosol containers for personal care, household, automotive, paint and industrial products and has two units:
United States and International. The Paint, Plastic & General Line segment produces round metal cans for paint and coatings, oblong cans for items such as lighter fluid and turpentine, and plastic containers for industrial and consumer products. Custom & Specialty produces a wide array of functional and decorative tins and other containers, and beginning in the first quarter of 2000, the pet food and specialty food containers of May. The May acquisition was accounted for as a purchase for financial reporting purposes; therefore previously reported 1999 results did not include May's operations. For the year ended December 31, 1999, identifiable assets of May were reported as part of the Aerosol segment.

           The following is a summary of revenues from external customers and income (loss) from operation for the periods ended April 2,2000 and April 4, 1999, respectively (000's omitted):


                                       APRIL 2,       APRIL 4,
                                         2000           1999
                                      ---------      ---------
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol                               $ 126,502      $ 125,920
Paint, Plastic, & General Line           38,552         41,903
Custom & Specialty                       42,620         16,307
Other                                        --            786
                                      ---------      ---------
Total revenues                        $ 207,674      $ 184,916
                                      =========      =========

INCOME (LOSS) FROM OPERATIONS:
Aerosol                               $  20,777      $  19,870
Paint, Plastic, & General Line            2,949          4,272
Custom & Specialty                        5,740          1,735
Corporate and eliminations              (11,280)        (8,257)
                                      ---------      ---------
Total income from operations          $  18,186      $  17,620
                                      =========      =========


(8)  COMPREHENSIVE NET INCOME

           The components of comprehensive income for the three months ended April 2, 2000 and April 4, 1999 are as follows (000's omitted):


                                                   THREE MONTHS ENDED
                                                 APRIL 2,      APRIL 4,
                                                   2000          1999
                                                   ----          ----

Net Income                                       $ 5,637       $ 5,551
Foreign Currency Translation Adjustment           (3,906)       (3,995)
                                                 -------       -------
Comprehensive Income                             $ 1,731       $ 1,556
                                                 =======       =======


(9) NEW ACCOUNTING PRONOUNCEMENTS

           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998(amended by SFAS No. 137 to delay implementation) and will be adopted by the Company in 2001. This new pronouncement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating SFAS No. 133, but does not believe this pronouncement will have a material impact on the Company's financial position or results of operations.

(10) RECENT DEVELOPMENTS

           On March 22, 2000, a group led by Paul W. Jones, Chairman and Chief Executive Officer of the Company and Berkshire Partners, a private equity firm, made a proposal to the Company's board of directors calling for the recapitalization of the Company in which public shareholders of the Company would receive $21.00 in cash per outstanding share of common stock. The Company's board of directors has formed a special committee to evaluate the proposal. The special committee has retained legal and financial advisors to assist in the evaluation. Any transaction would be subject to approvals by the special committee and the board of directors, shareholder approval, confirmatory due diligence to be performed by the financial institutions that are expected to provide the financing for the proposed transaction, the negotiation of mutually satisfactory definitive agreements and other customary conditions. There can be no assurance that any agreements relating to the proposal will be reached or that any transaction will be consummated.

(11) SUBSIDIARY GUARANTOR INFORMATION

           The 10 1/8% Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through April 2, 2000, United States Can Company and USC May Verpackungen Holding Inc. ("May Holding"), both wholly owned (directly or indirectly) by the Corporation, were the only Subsidiary Guarantors. The Corporation has no assets or operations other than its investment in United States Can Company, and May Holding has no assets or operations other than its investment in May. May Holding acquired May on December 30, 1999. This acquisition was accounted for using the purchase method of accounting and, therefore, the Company's 1999 results of operations did not include May's results. Separate financial statements of United States Can Company or May Holding are not presented because management of the Company has determined that they are not material to investors.

           The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), consolidated United States Can Company/May Holding (the "Subsidiary Guarantors"), and the other foreign subsidiaries (the "Non-Guarantor Subsidiaries"), as of April 2, 2000 and December 31, 1999, and for the quarterly periods ended April 2, 2000 and April 4, 1999. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantors under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                      U.S.CAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Quarterly Period Ended April 2, 2000
                                 (000's omitted)
                                   (UNAUDITED)



                                              U.S. CAN                                                U.S. CAN
                                             Corporation    Subsidiary   Non-Guarantor               Corporation
                                              (Parent)      Guarantors   Subsidiaries  Eliminations  Consolidated
                                           ----------------------------------------------------------------------

NET SALES                                      $   --        $175,450      $ 32,224      $   --      $207,674
COST OF SALES                                      --         150,643        27,568          --       178,211
                                               --------      --------      --------      --------    --------
     Gross income                                  --          24,807         4,656          --        29,463
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       --           9,408         1,869          --        11,277
                                               --------      --------      --------      --------    --------
     Operating income                              --          15,399         2,787          --        18,186
INTEREST EXPENSE ON BORROWINGS                     --           7,550           451          --         8,001
AMORTIZATION OF DEFERRED FINANCING COSTS           --             393          --            --           393
OTHER EXPENSES                                     --             664          --            --           664
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY            5,637         1,467          --          (7,104)       --
PROVISION FOR INCOME TAXES                         --           2,622           869          --         3,491
                                               --------      --------      --------      --------    --------
NET INCOME                                     $  5,637      $  5,637      $  1,467      $ (7,104)   $  5,637
                                               ========      ========      ========      ========    ========

                      U.S.CAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Quarterly Period Ended April 4, 1999
                                 (000's omitted)
                                   (UNAUDITED)



                                              U.S. CAN                                                U.S. CAN
                                             Corporation    Subsidiary   Non-Guarantor               Corporation
                                              (Parent)      Guarantors   Subsidiaries  Eliminations  Consolidated
                                           ----------------------------------------------------------------------

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
                                               ========      ========      ========      ========    ========


                     U.S. CAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              As of April 2, 2000
                                 (000s omitted)
                                  (UNAUDITED)


                                                         U.S. Can                                                     U.S. Can
                                                       Corporation     Subsidiary    Non-Guarantor                  Corporation
                                                         (Parent)      Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       -----------   -------------  --------------  ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                         $    --         $   7,116      $   5,108      $    --         $  12,224
     Accounts receivable                                    --            73,402         30,422           --           103,824
     Inventories                                            --            95,699         19,636           --           115,335
     Prepaid expenses and other assets                      --            31,340          5,562           --            36,902
                                                       ---------       ---------      ---------      ---------       ---------
          Total current assets                              --           207,557         60,728           --           268,285
NET PROPERTY, PLANT AND EQUIPMENT                           --           230,730         64,569           --           295,299
INTANGIBLE ASSETS                                           --            72,715           --             --            72,715
OTHER ASSETS                                             236,629          13,504          7,384       (236,629)         20,888
INVESTMENT IN SUBSIDIARIES                               113,513         126,369           --         (239,882)           --
                                                       ---------       ---------      ---------      ---------       ---------
          Total assets                                 $ 350,142       $ 650,875      $ 132,681      $(476,511)      $ 657,187
                                                       =========       =========      =========      =========       =========

CURRENT LIABILITIES
     Current maturities of long-term debt              $    --         $  47,708      $   2,228      $    --         $  49,936
     Accounts payable                                       --            80,245         20,681           --           100,926
     Other current liabilities                              --            61,421          8,489           --            69,910
                                                       ---------       ---------      ---------      ---------       ---------
          Total current liabilities                         --           189,374         31,398           --           220,772
SENIOR DEBT                                                 --            52,645         22,901           --            75,546
SUBORDINATED DEBT                                        236,629         236,629           --         (236,629)        236,629
OTHER LONG-TERM LIABILITIES                                 --            49,271          4,700           --            53,971
INTERCOMPANY ADVANCES                                     43,244           9,443        (52,687)          --              --
STOCKHOLDERS' EQUITY                                      70,269         113,513        126,369       (239,882)         70,269
                                                       ---------       ---------      ---------      ---------       ---------
          Total liabilities and stockholders' equity   $ 350,142       $ 650,875      $ 132,681      $(476,511)      $ 657,187
                                                       =========       =========      =========      =========       =========

                      U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1999
                                 (000s omitted)
                                  (UNAUDITED)


                                                        U.S. Can                                              U.S. Can
                                                       Corporation  Subsidiary  Non-Guarantor                Corporation
                                                         (Parent)   Guarantors  Subsidiaries   Eliminations  Consolidated
                                                       ------------ ----------  ------------   ------------  ------------
CURRENT ASSETS:
     Cash and cash equivalents                         $    --      $   2,101    $  13,596      $    --      $  15,697
     Accounts receivable                                    --         66,509       25,355           --         91,864
     Inventories                                            --         98,040       17,939           --        115,979
     Prepaid expenses and other assets                      --         31,133        4,658           --         35,791
                                                       ---------    ---------    ---------      ---------    ---------
          Total current assets                              --        197,783       61,548           --        259,331
NET PROPERTY, PLANT AND EQUIPMENT                           --        266,636       65,868           --        332,504
INTANGIBLE ASSETS                                           --         50,478         --             --         50,478
OTHER ASSETS                                             236,629       14,799        6,458       (236,629)      21,257
INVESTMENT IN SUBSIDIARIES                                46,827       (3,565)        --          (43,262)        --
                                                       ---------    ---------    ---------      ---------    ---------
          Total assets                                 $ 283,456    $ 526,131    $ 133,874      $(279,891)   $ 663,570
                                                       =========    =========    =========      =========    =========

CURRENT LIABILITIES
     Current maturities of long-term debt              $    --      $  36,585    $   2,239      $    --      $  38,824
     Accounts payable                                       --         83,374       20,815           --        104,189
     Other current liabilities                              --         68,733        9,851           --         78,584
                                                       ---------    ---------    ---------      ---------    ---------
          Total current liabilities                         --        188,692       32,905           --        221,597
SENIOR DEBT                                                 --         61,088       22,776           --         83,864
SUBORDINATED DEBT                                        236,629      236,629         --         (236,629)     236,629
OTHER LONG-TERM LIABILITIES                                 --         48,802        4,122           --         52,924
INTERCOMPANY ADVANCES                                    (21,729)     (55,907)      77,636           --           --
STOCKHOLDERS' EQUITY                                      68,556       46,827       (3,565)       (43,262)      68,556
                                                       ---------    ---------    ---------      ---------    ---------
          Total liabilities and stockholders' equity   $ 283,456    $ 526,131    $ 133,874      $(279,891)   $ 663,570
                                                       =========    =========    =========      =========    =========

                      U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000
                                 (000s omitted)
                                   (UNAUDITED)


                                                                               U.S. Can                                   U.S. Can
                                                                              Corporation   Subsidiary  Non-Guarantor   Corporation
                                                                               (Parent)     Guarantors   Subsidiaries   Consolidated
                                                                              -----------  ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           $   --       $  1,995     $(10,653)        $ (8,658)
                                                                               --------     --------     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             --         (6,847)      (2,029)          (8,876)
  Proceeds on the sale of business                                                 --         12,088         --             12,088
  Proceeds on the sale of property                                                 --             13         --                 13
                                                                               --------     --------     --------         --------
      Net cash provided by (used in) investing activities                          --          5,254       (2,029)           3,225
                                                                               --------     --------     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                                                   128       (4,581)       4,453             --
  Issuance of common stock and exercise of stock options                            150         --           --                150
  Net borrowings under the revolving line of credit and changes
    in cash overdrafts                                                             --         10,692         --             10,692
  Borrowings of other long-term debt, including capital lease
    obligations                                                                    --           --          1,462            1,462
  Payments of other long-term debt, including capital lease
    obligations                                                                    --         (8,295)      (1,407)          (9,702)
  Purchase of treasury stock                                                       (278)        --           --               (278)
                                                                               --------     --------     --------         --------
      Net cash provided by (used in) provided by financing activities              --         (2,184)       4,508           (2,324)
                                                                               --------     --------     --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            --            (50)        (314)            (364)
                                                                               --------     --------     --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   --          5,015       (8,488)          (3,473)
CASH AND CASH EQUIVALENTS, beginning of year                                       --          2,101       13,596           15,697
                                                                               --------     --------     --------         --------
CASH AND CASH EQUIVALENTS, end of period                                       $   --       $  7,116     $  5,108         $ 12,224
                                                                               ========     ========     ========         ========

                      U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999
                                 (000s omitted)
                                   (UNAUDITED)

                                                                                U.S. Can                                  U.S. Can
                                                                               Corporation   Subsidiary  Non-Guarantor  Corporation
                                                                                (Parent)     Guarantors   Subsidiaries  Consolidated
                                                                              ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                            $   --        $ 15,321      $ (2,875)     $ 12,446
                                                                                --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              --          (4,074)         (653)       (4,727)
  Proceeds on the sale of business                                                  --           4,500          --           4,500
  Proceeds on the sale of property                                                  --             553          --             553
  Investment in Formametal S.A.                                                     --            --          (1,194)       (1,194)
                                                                                --------      --------      --------      --------
      Net cash used in investing activities                                         --             979        (1,847)         (868)
                                                                                --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                                                   (122)       (3,321)        3,443          --
  Issuance of common stock and exercise of stock options                             420          --            --             420
  Net borrowings under the revolving line of credit and
    changes in cash overdrafts                                                      --           3,655          --           3,655
  Repurchase of 10 1/8% notes                                                       --          (3,811)         --          (3,811)
 Net payments of other long-term debt, including capital
   lease obligations                                                                --          (3,097)       (2,290)       (5,387)
  Purchase of treasury stock                                                        (298)         --            --            (298)
                                                                                --------      --------      --------      --------
      Net cash (used in) provided by financing activities                           --          (6,574)        1,153        (5,421)
                                                                                --------      --------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             --           --             (258)         (258)
                                                                                --------      --------      --------      --------
INCREASE IN CASH AND CASH EQUIVALENTS                                               --           9,726        (3,827)        5,899
CASH AND CASH EQUIVALENTS, beginning of year                                        --           9,408         8,664        18,072
                                                                                --------      --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period                                        $   --        $ 19,134      $  4,837      $ 23,971
                                                                                ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

RESULTS OF OPERATIONS

           Net sales for the quarter ended April 2, 2000, totaled $207.7 million, a 12.3% increase versus the corresponding period in 1999. This was principally due to the acquisition of May Verpackungen in December 1999. Along business segment lines, Aerosol net sales in the first quarter of 2000 were $126.5 million, an increase of 0.5% versus the first quarter of 1999, principally due to increased sales in Europe. The Paint, Plastic and General Line segment had an 8.0% decrease in net sales. The decline in this segment relates to the loss of a Plastite customer in the third quarter of 1999. In the Custom & Specialty segment, sales of $42.6 million were up $26.3 million versus the first quarter of 1999 due to the May acquisition. First quarter 2000 sales for May were $27.9 million. Excluding May, the Custom & Specialty segment had a 9.5% decline in net sales largely due to the sale of Wheeling metal closure and the Warren lithography businesses. (See Note (2) to the Consolidated Financial Statements). The Custom & Specialty segment continues to focus on product development and enhancements to expand its customer base.

           Gross income of $29.5 million for the first quarter of 2000 was up $3.6 million, or 13.9%, versus the first quarter of 1999. Gross margin of 14.2% improved slightly versus the 14.0% gross margin in the first quarter of 1999. In the Aerosol segment, gross income increased 4.6% primarily due to increased productivity in Europe. As anticipated, within the domestic Aerosol segment, gross and operating margins were impacted by the start up activities associated with the installation of two state-of-the-art lithography presses late in 1999. The Company expects the presses to be at full operating capacity in the third quarter. Paint, Plastic and General Line first quarter gross income decreased 31.0% due largely to the loss of a Plastite customer in the third quarter of 1999. Custom & Specialty gross income was $5.7 million, an increase of $4.0 million versus the first quarter of 1999 due primarily to the May acquisition. Excluding May, the Custom and Specialty segment gross income remained relatively flat at $1.7 million for the first quarters of 2000 and 1999. Certain expenses are not allocated to specific business segments.

           Operating income in the first quarter of 2000 was $18.2 million versus $17.6 million in the first quarter of 1999. Selling, general, and administrative expenses were $11.3 million, a $3.0 million increase over the first quarter of 1999. Current year selling, general and administrative expenses include the expenses of May Verpackungen. Interest expense in the first quarter of 2000 increased 4.8%, or $0.4 million, versus the first quarter of 1999. The increase was due to interest incurred in connection with the May acquisition offset by the interest expense reduction due to the redemption of $27.7 million the 10 1/8% Senior Subordinated notes in the first three quarters of 1999.

           On March 10, 2000, U.S. Can sold substantially all of the assets of its Wheeling, West Virginia metal closure business and Warren, Ohio lithography facility. Revenues from this operation were $3.3 million through March 10, 2000 and $4.4 million in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

           During the first quarter of 2000, the Company met its liquidity needs through internally generated cash flow, the sale of the metal closures and Warren lithography businesses and borrowings made under its credit lines. Principal liquidity needs included operations, debt amortization and capital expenditures. Cash flow used for operations was $4.3 million in the first quarter of 2000, compared to cash provided of $12.5 million inflow in the first quarter of 1999. Cash outflows in the first quarter of 2000 include $1.2 million of payments related to restructuring costs, and inventory and accounts receivable increases due primarily to the seasonality of the May food can business. The Company anticipates spending an additional $9.5 million of such costs during the remainder of 2000.

           As of April 2, 2000, U.S. Can had $67.6 million outstanding under the Credit Agreement, $8.9 million in letters of credit had been issued pursuant thereto, and $43.5 million of unused credit remained available thereunder. As of April 2, 2000, U.S. Can was in compliance with the covenants under the Credit Agreement and its other long-term debt agreements.

           The Company expects total capital expenditures in 2000 to be approximately $35 million, of which $8.9 million was spent in the first quarter. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

           Management believes that cash flow from operations and amounts available under its credit facilities should provide sufficient funds for the Company's short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. The Company believes it will be able to refinance the Revolving Credit Facility on or prior to maturity. The Company believes future strategic acquisition opportunities are important to its growth and should they arise, the Company would expect to finance them though cash, stock and debt financing as appropriate under the conditions in effect at the time of the acquisition.

RECENT DEVELOPMENTS

             On March 22, 2000, a group led by Paul W. Jones, Chairman and Chief Executive Officer of the Company and Berkshire Partners, a private equity firm, made a proposal to the Company's board of directors calling for the recapitalization of the Company in which public shareholders of the Company would receive $21.00 in cash per outstanding share of common stock. The Company's board of directors has formed a special committee to evaluate the proposal. The special committee has retained legal and financial advisors to assist in the evaluation. Any transaction would be subject to approvals by the special committee and the board of directors, shareholder approval, confirmatory due diligence to be performed by the financial institutions that are expected to provide the financing for the proposed transaction, the negotiation of mutually satisfactory definitive agreements and other customary conditions. There can be no assurance that any agreements relating to the proposal will be reached or that any transaction will be consummated.

FORWARD LOOKING STATEMENT

           Certain statements in this filing constitute "forward-looking statements" within the meaning of the Federal securities laws. Such statements involve known or unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than future results, performance or achievements expressed or implied in this filing. By way of example and not limitation and in no particular order, known risks and uncertainties include the timing and cost of plant closures; the level of cost reduction achieved through restructuring; the success of new technology; changes in market conditions or product demand; loss of important customers; changes in raw material costs and currency fluctuation. In light of these and other risks and uncertainties, the inclusion of a forward-looking statement in this filing should not be regarded as a representation by the Company that any future results, performance or achievement will be attained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Management does not believe the Company's exposure to market risk has significantly changed since year-end 1999.

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                                                                                INCORPORATION
    EXHIBIT                                                                      BY REFERENCE
    NUMBER    DESCRIPTION OF DOCUMENT                                           (IF APPLICABLE)
    -------   -----------------------                                           ---------------
    27.1               Financial Data Schedule (EDGAR version only)

              (b)      Reports on Form 8-K

                          Form 8-K dated January 13, 2000 reporting the
                               acquisition of May Verpackungen GmbH & Co., KG.

                          Form 8-K/ A-1 dated March 2, 2000 relating to the acquisition of May Verpackungen GmbH & Co. KG

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                U.S. CAN CORPORATION

Date: May 17, 2000                              By: /s/ John L. Workman
                                                    -------------------
                                                    John L. Workman
                                                    Executive Vice President and
                                                    Chief Financial Officer