Form 10-Q
period 2000-07-02
US CAN CORP
filed 2000-08-15
CIK 895726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

                                    Yes X    No

      As of July 31, 2000, 13,510,625 shares of U.S. Can Corporation's common stock were outstanding.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

                                TABLE OF CONTENTS

                                                                          PAGE

PART I      FINANCIAL INFORMATION                                           1
Item 1.     Financial Statements (Unaudited)                                1

            U.S. Can Corporation and Subsidiaries Consolidated
            Statements of Operations for the Quarterly and Six-Month
            Periods Ended July 2, 2000 and July 4, 1999                     1

            U.S. Can Corporation and Subsidiaries Consolidated
            Balance Sheets as of July 2, 2000 and December 31, 1999         2

            U.S. Can Corporation and Subsidiaries Consolidated
            Statements of Cash Flows for the Six-Months Ended
            July 2, 2000 and July 4, 1999                                   3

            Notes to Consolidated Financial Statements                      4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     16

PART II     OTHER INFORMATION                                              16

Item 4.     Submission of Matters to a Vote of Security Holders            16

Item 6.     Exhibits and Reports on Form 8-K                               17

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                          FOR THE QUARTERLY PERIOD ENDED      FOR THE SIX MONTHS ENDED
                                                         ------------------------------------------------------------------
                                                          JULY 2, 2000     JULY 4, 1999    JULY 2, 2000     JULY 4, 1999
                                                          ------------     ------------    ------------     ------------
NET SALES                                                   $ 204,671       $ 186,773        $ 412,345       $ 371,689
COST OF SALES                                                 174,418         158,335          352,629         317,374
                                                            ---------       ---------        ---------       ---------
     Gross income                                              30,253          28,438           59,716          54,315
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   11,101           8,611           22,378          16,868
                                                            ---------       ---------        ---------       ---------
     Operating income                                          19,152          19,827           37,338          37,447
INTEREST EXPENSE ON BORROWINGS                                  8,371           7,281           16,372          14,917
AMORTIZATION OF DEFERRED FINANCING COSTS                          387             300              780             620
OTHER EXPENSES                                                    622             432            1,286             864
                                                            ---------       ---------        ---------       ---------
Income before income taxes                                      9,772          11,814           18,900          21,046
PROVISION FOR INCOME TAXES                                      3,651           4,676            7,142           8,357
                                                            ---------       ---------        ---------       ---------
Income (loss) from continuing operations
  before extraordinary item                                     6,121           7,138           11,758          12,689
EXTRAORDINARY ITEM, net of income taxes
Net loss from early extinguishment of debt                       --              (808)            --              (808)
                                                            ---------       ---------        ---------       ---------
NET INCOME                                                  $   6,121       $   6,330        $  11,758       $  11,881
                                                            =========       =========        =========       =========
PER SHARE DATA:
     Basic:
       Income (loss) from continuing operations
         before extraordinary item                          $    0.45       $    0.53        $    0.87       $    0.95
       Extraordinary item                                        --             (0.06)            --             (0.06)
                                                            ---------       ---------        ---------       ---------
          Net income                                        $    0.45       $    0.47        $    0.87       $    0.89
                                                            =========       =========        =========       =========
          Weighted average shares outstanding (000's)          13,507          13,373           13,537          13,326
    Diluted:
       Income (loss) from continuing operations
         before extraordinary item                          $    0.45       $    0.53        $    0.86       $    0.94
       Extraordinary item                                        --             (0.06)            --             (0.06)
                                                            ---------       ---------        ---------       ---------
          Net income                                        $    0.45       $    0.47        $    0.86       $    0.88
                                                            =========       =========        =========       =========
          Weighted average and equivalent shares
            outstanding (000's)                                13,712          13,529           13,726          13,462




     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                     U.S. CAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)


                                                                            JULY 2,      DECEMBER 31,
                                    ASSETS                                   2000           1999
                                                                           ---------     ------------
CURRENT ASSETS:
     Cash and cash equivalents                                             $   9,042      $  15,697
     Accounts receivables, less allowances of  $10,828 and
        $13,367 as of July 2, 2000 and December 31, 1999, respectively       103,316         91,864
     Inventories                                                             116,480        115,979
     Prepaid expenses and other current assets                                21,831         19,677
     Prepaid income taxes                                                     16,112         16,114
                                                                           ---------      ---------
          Total current assets                                               266,781        259,331
                                                                           ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                      5,944         14,541
     Buildings                                                                63,956         83,106
     Machinery, equipment and construction in process                        440,296        463,400
                                                                           ---------      ---------
                                                                             510,196        561,047
     Less -- Accumulated depreciation and amortization                      (226,347)      (228,543)
                                                                           ---------      ---------
          Total property, plant and equipment                                283,849        332,504
                                                                           ---------      ---------
INTANGIBLE ASSETS, less amortization of  $12,418 and $12,211 as of
        July 2, 2000 and December 31, 1999, respectively                      67,268         50,478
OTHER ASSETS                                                                  19,904         21,257
                                                                           ---------      ---------
          Total assets                                                     $ 637,802      $ 663,570
                                                                           =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                  $  13,267      $  38,824
     Accounts payable                                                        119,699        104,189
     Accrued payroll, benefits and insurance                                  27,545         29,500
     Restructuring reserves                                                   11,801         25,016
     Other current liabilities                                                29,236         24,068
                                                                           ---------      ---------
          Total current liabilities                                          201,548        221,597
                                                                           ---------      ---------
SENIOR DEBT                                                                   72,252         83,864
SUBORDINATED DEBT                                                            236,629        236,629
                                                                           ---------      ---------
          Total long-term debt                                               308,881        320,493
                                                                           ---------      ---------
OTHER LONG-TERM LIABILITIES
     Deferred income taxes                                                    12,981         10,670
     Other long-term liabilities                                              43,498         42,254
                                                                           ---------      ---------
          Total other long-term liabilities                                   56,479         52,924
                                                                           ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value; 10,000,000 shares
        authorized, none issued or outstanding                                  --             --
     Common stock, $0.01 par value; 50,000,000 shares
        authorized, 13,587,744 and 13,529,957 shares outstanding
        of July 2, 2000 and December 31, 1999, respectively                      135            135
     Paid -in-capital                                                        113,614        112,840
     Unearned restricted stock                                                  (413)          (629)
     Treasury common stock, at cost; 83,719 and 83,024 shares at
        July 2, 2000 and  December 31, 1999, respectively                     (1,760)        (1,380)
     Currency translation adjustment                                         (17,800)        (7,771)
     Accumulated deficit                                                     (22,882)       (34,639)
                                                                           ---------      ---------
          Total stockholders' equity                                          70,894         68,556
                                                                           ---------      ---------
               Total liabilities and stockholders' equity                  $ 637,802      $ 663,570
                                                                           =========      =========

The accompanying Notes to the Consolidated Financial Statements are
            an integral part of these balance sheets

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000S OMITTED)
                                   (UNAUDITED)

                                                                                  SIX MONTH PERIOD ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:                                           JULY 2, 2000   JULY 4, 1999
                                                                                ------------   ------------
  Net income (loss)                                                               $ 11,758      $ 11,881
  Adjustments to reconcile net income to net cash provided by operating activities --
    Depreciation and amortization                                                   18,318        17,386
    Extraordinary loss on extinguishment of debt                                      --             808
    Deferred income taxes                                                            2,498         1,575
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
    Accounts receivable                                                            (20,557)      (24,862)
    Inventories                                                                     (8,287)        4,552
    Accounts payable                                                                22,670        18,580
    Accrued payroll, benefits and insurance                                         (1,449)        2,566
    Other, net                                                                         (13)         (735)
                                                                                  --------      --------
      Net cash provided by operating activities                                     24,938        31,751
                                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (16,674)      (13,311)
  Proceeds on sale of business                                                      12,088         4,500
  Proceeds from sale of property                                                     8,557         1,057
  Investment in and cash provided to Formametal S.A                                   --          (1,394)
                                                                                  --------      --------
      Net cash provided by (used in) investing activities                            3,971        (9,148)
                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                               773           640
  Net borrowings (payments) under the revolving line of credit                     (12,675)        5,285
  Repurchase of 10 1/8% notes                                                         --         (23,786)
  Payments of other long-term debt, including capital lease
     obligations                                                                   (22,974)       (7,296)
  Purchase of treasury stock                                                          (380)          345
                                                                                  --------      --------
      Net cash provided by (used in) financing activities                          (35,256)      (24,812)
                                                                                  --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (308)         (548)
                                                                                  --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (6,655)       (2,757)
CASH AND CASH EQUIVALENTS, beginning of year                                        15,697        18,072
                                                                                  --------      --------
CASH AND CASH EQUIVALENTS, end of year                                            $  9,042      $ 15,315
                                                                                  ========      ========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 2, 2000
                                   (UNAUDITED)

(1) PRINCIPLES OF REPORTING

      The condensed consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can"), and U.S. Can's subsidiaries (collectively, the "Company". All significant intercompany balances and transactions have been eliminated. These financial statements, in the opinion of management, include normal recurring adjustments necessary for a fair presentation. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These financial statements are to be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

      Generally, quarterly accounting periods are based upon two four-week periods and one five-week period. Management believes that this technique provides a more consistent view of accounting data resulting in greater comparability than the calendar month basis would provide.

(2) SPECIAL CHARGES AND DISCONTINUED OPERATIONS

      On March 10, 2000, the Company sold its Wheeling metal closures and the Warren lithography businesses for $12.1 million in cash. The Company established a disposition provision for the anticipated loss on the sale of the metal closures business in connection with the special charge taken in 1998.

      Cash costs for restructuring activities in the first six months of 2000 were $2.0 million. The Company anticipates spending another $6.0 million of such costs in 2000 and $5.5 million in cash costs in 2001 and beyond. The remainder of the restructuring provision primarily consists of non-cash items associated with the write-off of assets.

      The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand. See Note (10)) for further discussion.

(3) ACQUISITIONS

      On December 30, 1999, the Company acquired all of the partnership interests of May Verpackungen GmbH & Co., KG ("May"), a German limited liability company. The acquisition was financed using the borrowings made by U.S. Can under the Credit Agreement (see Note 5) for an aggregate amount of $64.6 million.

      The following is a summary of the preliminary allocation of the aggregate purchase price for May (000's omitted):

Current Assets...........................................    $ 53,744
Property, Plant and Equipment............................      53,037
Goodwill.................................................      21,880
Other Assets.............................................       3,708
Current Portion of Long Term Debt........................     (17,023)
Current Liabilities......................................     (38,722)
Long-Term Debt...........................................      (6,552)
Other Liabilities........................................      (5,484)
                                                             --------
Total Purchase Price.....................................    $ 64,588
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

      The following represents the Company's unaudited pro forma results of operations for the second quarter and first six months of 1999 as if the May acquisition had occurred on January 1, 1999 (000's omitted, except per share data):

                                  SECOND QUARTER 1999    FIRST SIX-MONTHS 1999
                                  -------------------    ---------------------
   Net Sales                            $221,294               $439,972
   Net Income                              6,275                 12,067
   Diluted Per Share Data:
   Net Income                               0.46                   0.89


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

(4) INVENTORIES

      All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $60.9 million at July 2, 2000 and $49.6 million at December 31, 1999, at the European subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. FIFO cost of LIFO inventories approximated their LIFO value at July 2, 2000 and at December 31, 1999.

      Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                  JULY 2,  DECEMBER 31,
                                                   2000       1999
                                                   ----       ----

Raw materials................................... $ 25,482   $ 30,821
Work in process.................................   53,891     49,884
Finished goods..................................   37,107     35,274
                                                 --------   --------
                                                 $116,480   $115,979
                                                 ========   ========

(5) DEBT OBLIGATIONS

      The Credit Agreement and certain of the Company's other debt agreements contain various financial and other restrictive covenants, as well as cross-default provisions. The Company was in compliance with all financial ratios and covenants as of July 2, 2000.

(6) SUPPLEMENTAL CASH FLOW INFORMATION

      The Company paid interest on borrowings of approximately $12.9 million and $14.3 million for the six-month periods ended July 2, 2000 and July 4, 1999, respectively.

      The Company paid approximately $0.4 million of income taxes for the six-month period ended July 2, 2000. No income taxes were paid during the six-month period ended July 4, 1999.

      During the six-month period ended July 4, 1999, the Company issued stock valued at approximately $0.9 million to certain of its employee benefit plans. No stock was contributed in 2000.

(7) NEW ACCOUNTING PRONOUNCEMENTS

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 (amended by SFAS No. 137 to delay implementation) and will be adopted by the Company in 2001. This new pronouncement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating SFAS No. 133, but does not believe this pronouncement will have a material impact on the Company's financial position or results of operations.

(8) BUSINESS SEGMENTS

      The Company has established three segments by which management monitors and evaluates business performance, customer base and market share. These segments (Aerosol; Paint, Plastic & General Line and Custom & Specialty) have separate management teams and distinct product lines.

      The aerosol segment produces steel aerosol containers for personal care, household, automotive, paint and industrial products and has two units: United States and International. The Paint, Plastic & General Line segment produces round metal cans for paint and coatings, oblong cans for items such as lighter fluid and turpentine, and plastic containers for industrial and consumer products. Custom & Specialty produces a wide array of functional and decorative tins and other containers, and beginning in the first quarter of 2000, the pet food and specialty food containers of May. The May acquisition was accounted for as a purchase for financial reporting purposes; therefore, previously reported 1999 results did not include May's operations. For the year ended December 31, 1999, identifiable assets of May were reported as part of the Aerosol segment.

      The following is a summary of revenues from external customers and income
(loss) from operations for the three and six month periods ended July 2, 2000 and July 4, 1999, respectively (000's omitted):


                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                            JULY 2,      JULY 4,           JULY 2,      JULY 4,
                                             2000         1999              2000         1999
                                           --------      -------          --------      ------
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol                                    $121,553     $126,249          $248,055     $252,955
Paint, Plastic, & General Line               42,194       44,171            80,746       86,074
Custom & Specialty                           40,924       16,353            83,544       32,660
                                           --------     --------          --------     --------
Total revenues                             $204,671     $186,773          $412,345     $371,689
                                           ========     ========          ========     ========

INCOME (LOSS) FROM OPERATIONS:
Aerosol                                    $ 21,651     $ 21,690          $ 42,425     $ 41,560
Paint, Plastic, & General Line                3,456        3,706             6,405        7,978
Custom & Specialty                            5,146        1,651            10,886        3,386
Corporate and eliminations                  (11,101)      (7,220)          (22,378)     (15,477)
                                           --------     --------          --------     --------
Total income from operations               $ 19,152     $ 19,827          $ 37,338     $ 37,447
                                           ========     ========          ========     ========

(9) COMPREHENSIVE NET INCOME

      The components of comprehensive income for the three months and six months ended July 2, 2000 and July 4, 1999 are as follows (000's omitted):

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JULY 2,        JULY 4,          JULY 2,     JULY 4,
                                                2000           1999             2000        1999
                                              --------       -------          --------     -------
Net Income                                    $ 6,121        $ 6,330           $11,758     $11,881
Foreign Currency Translation Adjustment        (6,123)        (2,538)          (10,029)     (6,533)
                                              -------         ------           -------     -------
Comprehensive Income                          $    (2)       $ 3,792           $ 1,729     $ 5,348
                                              =======        =======           =======     =======


(10) RECENT DEVELOPMENTS

      On June 1, 2000 the Company entered into a definitive agreement with a group led by Paul W. Jones, Chairman and Chief Executive Officer of the Company and Berkshire Partners, a private equity firm, to effect a recapitalization of U.S. Can. Under the terms of the transaction, public shareholders would receive $20.00 in cash per outstanding share of common stock. The recapitalization plan announced in June has been reaffirmed by Berkshire Partners and lending institutions based on the Corporation's second quarter results. The transaction is still subject to a number of conditions including shareholder approval, governmental approvals and realization of conditions precedent related to financing commitments. There can be no assurance that any transaction will be consummated.

      On July 7, 2000 the Company announced a reduction in force ("RIF") program. Under the RIF program, 70 salaried and 24 hourly positions have been eliminated. The Company expects to record a one-time pre-tax charge of approximately $3.3 million for severance and other termination related costs in the third quarter of 2000. The Company expects to realize projected annual pre-tax savings of $5.0 million from this program.

(11) SUBSIDIARY GUARANTOR INFORMATION

      The 10 1/8% Notes are fully guaranteed on an unconditional, unsecured, senior subordinated, joint and several basis by each of the Corporation's Subsidiary Guarantors. As of and through July 2, 2000, United States Can Company and USC May Verpackungen Holding Inc. ("May Holding"), both wholly owned (directly or indirectly) by the Corporation, were the only Subsidiary Guarantors. The Corporation has no assets or operations other than its investment in United States Can Company, and May Holding has no assets or operations other than its investment in May. May Holding acquired May on December 30, 1999. This acquisition was accounted for using the purchase method of accounting and, therefore, the Company's 1999 results of operations did not include May's results. Separate financial statements of United States Can Company or May Holding are not presented because management of the Company has determined that they are not material to investors.

      The following condensed consolidating financial data illustrates the composition of the Corporation (the "Parent"), consolidated United States Can Company/May Holding (the "Subsidiary Guarantors"), and the other foreign subsidiaries (the "Non-Guarantor Subsidiaries"), as of July 2, 2000 and December 31, 1999, and for the six-month periods ended July 2, 2000 and July 4, 1999. Investments in subsidiaries are accounted for by the Parent and the Subsidiary Guarantors under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent's investment accounts and earnings.

                      U.S.CAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE 6 MONTHS ENDED JULY 2, 2000
                                 (000'S OMITTED)
                                   (UNAUDITED)


                                                        U.S. CAN                                                 U.S. CAN
                                                       CORPORATION  SUBSIDIARY   NON-GUARANTOR                  CORPORATION
                                                        (PARENT)     GUARANTOR    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       -----------  -----------  --------------  -----------  --------------
NET SALES                                                $      -    $ 348,889        $ 63,456    $       -       $ 412,345
COST OF SALES                                                   -      298,916          53,713            -         352,629
                                                         --------    ---------        --------    ---------       ---------
     Gross income                                               -       49,973           9,743            -          59,716
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    -       18,812           3,566            -          22,378
                                                         --------    ---------        --------    ---------       ---------
     Operating income                                           -       31,161           6,177            -          37,338
INTEREST EXPENSE ON BORROWINGS                                  -       15,539             833            -          16,372
AMORTIZATION OF DEFERRED FINANCING COSTS                        -          780               -            -             780
OTHER EXPENSES                                                  -        1,286               -            -           1,286
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY                     11,758        3,324               -      (15,082)              -
PROVISION FOR INCOME TAXES                                      -        5,122           2,020            -           7,142
                                                         --------    ---------        --------    ---------       ---------
NET INCOME                                               $ 11,758    $  11,758        $  3,324    $ (15,082)      $  11,758
                                                         ========    =========        ========    =========       =========

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JULY 4, 1999
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                   UNITED STATES
                                                       U.S. CAN     CAN COMPANY   USC EUROPE (NON                 U.S. CAN
                                                     CORPORATION    (SUBSIDIARY     GUARANTOR                   CORPORATION
                                                      (PARENT)        GUARANTOR)   SUBSIDIARIES)  ELIMINATIONS  CONSOLIDATED
                                                     -----------   -------------  --------------- ------------  ------------
NET SALES                                               $      -      $307,016         $64,673    $       -      $ 371,689
COST OF SALES                                                  -       261,236          56,138            -        317,374
                                                        --------      --------         -------    ---------      ---------
     Gross income                                              -        45,780           8,535            -         54,315
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   -        13,371           3,497            -         16,868
                                                        --------      --------         -------    ---------      ---------
     Operating income                                          -        32,409           5,038            -         37,447
INTEREST EXPENSE ON BORROWINGS                                 -        13,623           1,294            -         14,917
AMORTIZATION OF DEFERRED FINANCING COSTS                       -           620               -            -            620
OTHER EXPENSES                                                 -           864               -            -            864
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY                    11,881         2,482               -      (14,363)             -
PROVISION FOR INCOME TAXES                                     -         7,095           1,262            -          8,357
EXTRAORDINARY ITEM - LOSS ON THE EARLY
EXTINGUISHMENT OF DEBT, -net of income tax                     -          (808)              -            -           (808)
                                                        --------      --------         -------    ---------      ---------
NET INCOME                                              $ 11,881      $ 11,881         $ 2,482    $ (14,363)     $  11,881
                                                        ========      ========         =======    =========      ==========

                      U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 2, 2000
                                 (000S OMITTED)
                                   (UNAUDITED)

                                                U.S. CAN                                                                U.S. CAN
                                               CORPORATION       SUBSIDIARY          NON-GUARANTOR                     CORPORATION
                                                (PARENT)         GUARANTORS         SUBSIDIARIES       ELIMINATIONS   CONSOLIDATED
                                              -------------  --------------------  ----------------  -------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                   $       -             $   4,833         $   4,209       $        -       $   9,042
     Accounts receivable                                 -                72,123            31,193                -         103,316
     Inventories                                         -                97,247            19,233                -         116,480
     Prepaid expenses and other assets                                    30,581             7,362                -          37,943
                                                 ---------             ---------         ---------       ----------       ---------
          Total current assets                           -               204,784            61,997                -         266,781
NET PROPERTY, PLANT AND EQUIPMENT                        -               220,836            63,013                -         283,849
INTANGIBLE ASSETS                                        -                67,268                 -                -          67,268
OTHER ASSETS                                       325,323                13,879             6,025         (325,323)         19,904
INVESTMENT IN SUBSIDIARIES                          64,588                52,340                 -         (116,928)              -
                                                 ---------             ---------         ---------       ----------       ---------
          Total assets                           $ 389,911             $ 559,107         $ 131,035       $ (442,251)      $ 637,802
                                                 =========             =========         =========       ==========       =========

CURRENT LIABILITIES
     Current maturities of long-term debt        $       -             $  11,054         $   2,213       $        -       $  13,267
     Accounts payable                                    -                94,939            24,760                -         119,699
     Other current liabilities                           -                57,274            11,308                -          68,582
                                                 ---------             ---------         ---------       ----------       ---------
          Total current liabilities                      -               163,267            38,281                -         201,548
SENIOR DEBT                                              -                50,889            21,363                -          72,252
SUBORDINATED DEBT                                  236,629               236,629                 -         (236,629)        236,629
OTHER LONG-TERM LIABILITIES                              -                51,497             4,982                -          56,479
INTERCOMPANY ADVANCES                               82,388               (85,160)            2,722                -               -
STOCKHOLDERS' EQUITY                                70,894               141,985            63,637         (205,622)         70,894
                                                 ---------             ---------         ---------       ----------       ---------
          Total liabilities and stockholders'
           equity                                $ 389,911             $ 559,107         $ 131,035       $ (442,251)      $ 637,802
                                                 =========             =========         =========       ==========       =========

                      U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                 (000S OMITTED)
                                   (UNAUDITED)

                                               U.S. CAN                                                               U.S. CAN
                                              CORPORATION        SUBSIDIARY        NON-GUARANTOR                    CORPORATION
                                               (PARENT)          GUARANTORS        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                              -----------     ----------------  ------------------ --------------  --------------
CURRENT ASSETS:
     Cash and cash equivalents                 $       -         $   2,101           $  13,596       $        -       $  15,697
     Accounts receivable                               -            66,509              25,355                -          91,864
     Inventories                                       -            98,040              17,939                -         115,979
     Prepaid expenses and other assets                              31,133               4,658                -          35,791
                                               ---------         ---------           ---------       ----------       ---------
          Total current assets                         -           197,783              61,548                -         259,331
NET PROPERTY, PLANT AND EQUIPMENT                      -           266,636              65,868                -         332,504
INTANGIBLE ASSETS                                      -            50,478                   -                -          50,478
OTHER ASSETS                                     304,983            22,773               6,458         (312,957)         21,257
INVESTMENT IN SUBSIDIARIES                        64,588            52,340                   -         (116,928)              -
                                               ---------         ---------           ---------       ----------       ---------
          Total assets                         $ 369,571         $ 590,010           $ 133,874       $ (429,885)      $ 663,570
                                               =========         =========           =========       ==========       =========

CURRENT LIABILITIES
     Current maturities of long-term debt      $       -         $  36,585           $   2,239       $        -       $  38,824
     Accounts payable                                  -            83,374              20,815                -         104,189
     Other current liabilities                         -            68,733               9,851                -          78,584
                                               ---------         ---------           ---------       ----------       ---------
          Total current liabilities                    -           188,692              32,905                -         221,597
SENIOR DEBT                                            -            61,088              22,776                -          83,864
SUBORDINATED DEBT                                236,629           236,629                   -         (236,629)        236,629
OTHER LONG-TERM LIABILITIES                            -            48,802               4,122                -          52,924
INTERCOMPANY ADVANCES                             64,386           (78,143)             13,757                -               -
STOCKHOLDERS' EQUITY                              68,556           132,942              60,314         (193,256)         68,556
                                               ---------         ---------           ---------       ----------       ---------
          Total liabilities and stockholders'
            equity                             $ 369,571         $ 590,010           $ 133,874       $ (429,885)      $ 663,570
                                               =========         =========           =========       ==========       =========

                      U.S. CAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JULY 2, 2000
                                   (UNAUDITED)
                                 (000S OMITTED)

                                                                 U.S. CAN                                           U.S. CAN
                                                               CORPORATION      SUBSIDIARY       NON-GUARANTOR     CORPORATION
                                                                 (PARENT)        GUARANTORS      SUBSIDIARIES      CONSOLIDATED
                                                               -----------      -----------      -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES                             $   --           $ 22,496         $  2,442         $ 24,938
                                                                 --------         --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               --            (13,726)          (2,948)         (16,674)
  Proceeds on sale of business                                                      12,088                            12,088
  Proceeds on the sale of property                                                   8,557             --              8,557
                                                                 --------         --------         --------         --------
      Net cash used in investing activities                          --              6,919           (2,948)           3,971
                                                                 --------         --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                                    (393)           8,993           (8,600)            --
  Issuance of common stock and exercise
    of stock options                                                  773             --               --                773
  Net borrowings under the revolving line of credit                  --            (12,675)            --            (12,675)
  Payments of other long-term debt, including capital
    lease obligations                                                --            (22,949)             (25)         (22,974)
  Purchase of treasury stock                                         (380)            --               --               (380)
                                                                 --------         --------         --------         --------
      Net cash (used in) provided by financing activities            --            (26,631)          (8,625)         (35,256)
                                                                 --------         --------         --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              --                (55)            (253)            (308)
                                                                 --------         --------         --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     --              2,729           (9,384)          (6,655)
CASH AND CASH EQUIVALENTS, beginning of year                         --              2,101           13,596           15,697
                                                                 --------         --------         --------         --------
CASH AND CASH EQUIVALENTS, end of period                         $   --           $  4,830         $  4,212         $  9,042
                                                                 ========         ========         ========         ========

                       US CAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JULY 4, 1999
                                   (UNAUDITED)
                                 (000S OMITTED)

                                                                         UNITED STATES
                                                              U.S. CAN    CAN COMPANY   USC EUROPE (NON                  U.S. CAN
                                                             CORPORATION  (SUBSIDIARY     GUARANTOR                    CORPORATION
                                                              (PARENT)     GUARANTOR)    SUBSIDIARIES)   ELIMINATIONS  CONSOLIDATED
                                                             ----------- -------------  ---------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES                         $       -     $  29,824           $ 1,927     $       -     $ 31,751
                                                             ---------     ---------           -------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               -       (11,804)           (1,507)            -      (13,311)
  Proceeds on the sale of business                                   -         4,500                 -             -        4,500
  Proceeds on the sale of property                                             1,057                 -             -        1,057
  Investment in Formametal S.A.                                      -             -            (1,394)            -       (1,394)
                                                             ---------     ---------           -------     ---------     --------
      Net cash used in investing activities                          -        (6,247)           (2,901)            -       (9,148)
                                                             ---------     ---------           -------     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                                 (985)       (3,494)            4,479             -            -
  Issuance of common stock and exercise of stock options           640             -                 -             -          640
  Net borrowings under the revolving line of credit                  -         4,994               291             -        5,285
  Repurchase of 10 1/8% notes                                                (23,786)                -                    (23,786)
  Payments of other long-term debt, including capital lease
    obligations                                                      -        (3,827)           (3,469)            -       (7,296)
  Sales of treasury stock                                          345             -                 -             -          345
                                                             ---------     ---------           -------     ---------     --------
      Net cash (used in) provided by financing activities            -       (26,113)            1,301             -      (24,812)
                                                             ---------     ---------           -------     ---------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              -             -              (548)            -         (548)
                                                             ---------     ---------           -------     ---------     --------
DECREASE IN CASH AND CASH EQUIVALENTS                                -        (2,536)             (221)            -       (2,757)
CASH AND CASH EQUIVALENTS, beginning of year                         -         9,408             8,664             -       18,072
                                                             ---------     ---------           -------     ----------    --------

CASH AND CASH EQUIVALENTS, end of period                     $       -     $   6,872           $ 8,443     $       -     $ 15,315
                                                             =========     =========           =======     =========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. As referenced in Note (3) to the Consolidated Financial Statements, the Company acquired May Verpackungen on December 30, 1999. Accordingly, the results of operations for 2000 include May and the prior year does not.

QUARTER ENDED JULY 2, 2000, AS COMPARED TO QUARTER ENDED JULY 4, 1999

      Net sales for the quarter ended July 2, 2000, totaled $204.7 million, a 9.6% increase versus the corresponding period in 1999. The increase was principally due to the acquisition of May Verpackungen in December 1999. Along business segment lines, Aerosol net sales in the second quarter of 2000 were $121.6 million, a 3.7% decrease primarily due to a decline in customer demand in the U.S. The Paint, Plastic and General Line segment reported sales of $42.2 million, a 4.5% decrease in net sales. The decline in this segment relates to the loss of a Plastite customer in the third quarter of 1999 and a decrease in units sold. In the Custom & Specialty segment, sales of $40.9 million increased $24.6 million versus the second quarter of 1999 due to the May acquisition. Second quarter 2000 sales for May were $28.7 million. On March 10, 2000, U.S. Can sold substantially all of the assets of its Wheeling, West Virginia metal closure business and the related Warren, Ohio lithography facility. Sales from the sold operations were $4.6 million in the second quarter of 1999.

      Gross income of $30.3 million for the second quarter of 2000 increased $1.8 million, or 6.0%, versus the second quarter of 1999. Gross margin was 14.8% in 2000 versus the 15.2% in the second quarter of 1999. 2000 results include May Verpackungen, which has significant operations in the pet food business. Food can margins are generally lower on a percentage basis than the margins for U.S. Can's historical mix of business. In the Aerosol segment, gross income of $21.7 million for the second quarter of 2000 was equal to the second quarter of 1999. This resulted in an improved gross margin rate in Aerosol despite the operational problems in the Company's Weirton, West Virginia operation. Paint, Plastic and General Line second quarter gross income decreased $0.3 million versus the second quarter 1999, due largely to the loss of a Plastite customer in the third quarter of 1999 and decreased units sold. Custom & Specialty gross income was $5.1 million, an increase of $3.5 million versus the second quarter of 1999 due primarily to the May acquisition. Excluding May and the divested Wheeling metal closures and Warren lithography businesses, Custom and Specialty gross income increased 63.4% for the second quarter 2000. Certain expenses are not allocated to specific business segments.

      Selling, general, and administrative expenses were $11.1 million, a $2.5 million increase over the second quarter of 1999. Current year selling, general and administrative expenses include $2.2 million expenses related to May Verpackungen. The remainder of the increase relates to higher marketing-related expenses being invested to improve customer service.

      Interest expense in the second quarter of 2000 increased 15.0%, or $1.1 million, versus the second quarter of 1999. The increase was due to debt incurred in connection with the May acquisition offset by the interest reduction resulting from the repurchase and early retirement of the 10 1/8% bonds in the second and third quarters of 1999.

      In 1999, the Company recorded a $0.8 million extraordinary charge (net of related income taxes of $0.5 million) relating to the early redemption premium on $23.8 million of its 10 1/8% subordinated notes.

SIX-MONTH PERIOD ENDED JULY 2, 2000, AS COMPARED TO SIX-MONTH PERIOD ENDED JULY 4, 1999

      Net sales for the six-month period ended July 2, 2000, totaled $412.3 million, a 10.9% increase versus the corresponding period in 1999. The increase was principally due to the acquisition of May Verpackungen in December 1999. Along business segment lines, Aerosol net sales in the first half of 2000 were $248.1 million, a 1.9% decline versus the same period last year. The decrease is due to a decline in U.S. volumes in the second quarter of 2000 and the negative impact of the strong U.S. dollar on the translation of sales made in foreign currencies by USC Europe. The Paint, Plastic and General Line segment had a 6.2% decrease in net sales to $6.4 million due to the loss of a Plastite customer in the third quarter of 1999. Custom & Specialty sales of $83.5 million increased $50.9 million over the first half of 1999 due to the May acquisition. Net sales for the first six-months for May were $56.6 million. Excluding May, the Custom & Specialty segment had net sales of $26.9 million, a $5.8 million decrease over the first half of 1999 due to the sale of Wheeling metal closure and Warren lithography businesses (see Note (2) to the Consolidated Financial Statements).

      Gross income of $59.7 million for the six-month period in 2000 increased $5.4 million, or 9.9%, versus the corresponding period of 1999. Gross margin of 14.5% for the first half of 2000 declined slightly from the 14.6% reported in the first half of 1999. 2000 results include May Verpackungen, which has significant operations in the pet food business. Food can margins are generally lower on a percentage basis than the margins for U.S. Can's historical mix of businesses. Aerosol gross income increased $0.9 million due to increased productivity in Europe. Paint, Plastic and General Line gross income decreased $1.6 million versus the first half of 1999 due to the loss of a Plastite customer in the third quarter of 1999. Custom & Specialty gross income increased $7.5 million versus the first six months of 1999 due primarily to the May acquisition. Excluding May and the divested Wheeling closure and Warren lithography businesses, gross income in the Custom and Specialty segment increased 42.3%. Certain expenses are not allocated to specific business segments.

      Selling, general, and administrative expenses were $22.4 million in the first half of 2000, a $5.5 million increase in comparison to the same period in 1999. The increase is primarily due to the acquisition of May Verpackungen in December 1999 which accounted for $4.4 million of the increase. The remainder of the increase is due to higher marketing expenses being invested to improve customer service.

      Interest expense for the first half of 2000 increased 9.8%, or $1.5 million, versus the first half of 1999. The increase was due to interest incurred in connection with the May acquisition offset by the interest reduction due to the repurchase and early retirement of the 10 1/8% bonds in the second and third quarters of 1999.

      In 1999, the Company recorded a $0.8 million extraordinary charge (net of related income taxes of $0.5 million) relating to the early redemption premium on $23.8 million of its 10 1/8% subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2000, the Company met its liquidity needs through internally generated cash flow, the sale of the Wheeling metal closures and Warren lithography businesses, borrowings made under its credit lines and a sale/leaseback transaction of certain manufacturing assets. Principal liquidity needs included working capital (primarily increased account receivables), debt payments and capital expenditures. Cash flow provided by operations was $24.9 million in the first six months of 2000, compared to cash provided of $31.8 million in the first half of 1999. Cash outflows in the first half of 2000 include $2.0 million of payments related to restructuring costs. The Company anticipates spending an additional $6.0 million of such costs during the remainder of 2000.

      As of July 2, 2000, U.S. Can had borrowed $44.0 million under its Credit Agreement, $8.9 million in letters of credit had been issued pursuant thereto, and $67.1 million of unused credit remained available thereunder. As of July 2, 2000, U.S. Can was in compliance with the covenants under the Credit Agreement and its other long-term debt agreements.

      The Company expects total capital expenditures in 2000 to be approximately $34 million, of which $16.7 million was spent in the first six months. The Company's capital investments have historically yielded reduced operating costs and improved the Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

      Management believes that cash flow from operations and amounts available under its credit facilities should provide sufficient funds for the Company's short-term and long-term capital expenditure and debt amortization requirements, and other cash needs in the ordinary course of business. The Company believes it will be able to refinance the Revolving Credit Facility on or prior to maturity. The Company believes future strategic acquisition opportunities are important to its growth and, should they arise, the Company would expect to finance them using cash, stock and/or debt financing as appropriate under the conditions in effect at the time of the acquisition. (See also Recent Developments)

RECENT DEVELOPMENTS

      On June 1, 2000 the Company entered into a definitive agreement with a group led by Paul W. Jones, Chairman and Chief Executive Officer of the Company and Berkshire Partners, a private equity firm, to effect a recapitalization of U.S. Can. Under the terms of the transaction, public shareholders would receive $20.00 in cash per outstanding share of common stock. The recapitalization plan announced in June has been reaffirmed by Berkshire Partners and lending institutions based on the Corporation's second quarter results. The transaction is still subject to a number of conditions including shareholder approval, governmental approvals and realization of conditions precedent relating to financing commitments. There can be no assurance that any transaction will be consummated.

      On July 7, 2000 the Company announced a reduction in force ("RIF") program. Under the RIF program, 70 salaried and 24 hourly positions have been eliminated. The Company expects to record a one-time pre-tax charge of approximately $3.3 million for severance and other termination related costs in the third quarter of 2000. The Company expects to realize projected annual pre-tax savings of $5.0 million from this program.

FORWARD LOOKING STATEMENTS

      Certain statements in this filing constitute "forward-looking statements" within the meaning of the Federal securities laws. Such statements involve known or unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than future results, performance or achievements expressed or implied in this filing. By way of example and not limitation and in no particular order, known risks and uncertainties include the timing and cost of plant closures; the level of cost reduction achieved through restructuring and the RIF; the success of new technology; changes in market conditions or product demand; loss of important customers; changes in raw material costs and currency fluctuation. In light of these and other risks and uncertainties, the inclusion of a forward-looking statement in this filing should not be regarded as a representation by the Company that any future results, performance or achievement will be attained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Management does not believe the Company's exposure to market risk has significantly changed since year-end 1999 and believes that such risks are immaterial.

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The registrant's Annual Meeting of Stockholders was held on April 27, 2000. The following persons were nominated and elected to serve as Directors of the registrant for a term of three years or until their successors have been duly elected and qualified:

               NOMINEE                      FOR              WITHHELD
     -------------------------        --------------      --------------
            Paul W. Jones               11,664,424            19,956
            Benjamin F. Bailar          11,661,796            22,584

      In addition, appointment of Arthur Andersen LLP as independent auditors of the Corporation for the year 2000 was ratified in accordance with the following vote:

                 FOR                   AGAINST              WITHHELD
           -----------------      ----------------      ----------------
             11,673,435                 9,940                1,005

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

                                                               INCORPORATION
EXHIBIT                                                        BY REFERENCE
NUMBER      DESCRIPTION OF DOCUMENT                           (IF APPLICABLE)
-------     -----------------------                           ---------------

10.1        Erfstadt, Germany Leases (English translations)

10.2        Form of Agreement to Advance Expenses as executed by
             Each of Calvin W. Aurand, Jr., Charles W. Gaillard,
             Paul W. Jones, Louis B. Susman, Ricardo Poma and Francisco Soler, directors of the Corporation

27.1        Financial Data Schedule (Edgar version only)

---------------------

   (b) Reports on Form 8-K

      Form 8-K dated June 15, 2000 reporting the agreement and plan of merger to effect a recapitalization of the Company

      Form 8-K dated June 30, 2000 reporting an amendment to the Merger
            Agreement which definitively established the rollover stockholders and amended the Company's disclosure schedule.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   U.S. CAN CORPORATION

Date:   August 15, 2000            By: /s/ John L. Workman
                                      -----------------------------
                                      John L. Workman
                                      Executive Vice President and
                                        Chief Financial Officer