Form 10-Q
period 2000-10-01
US CAN CORP
filed 2000-11-15
CIK 895726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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

    As of October 4, 2000, 53,333,000 shares of Common Stock were outstanding in the recapitalized Corporation.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

                                TABLE OF CONTENTS


                                                                                PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           U.S. Can Corporation and Subsidiaries Consolidated
           Statements of Operations for the Quarterly and Nine Month
           Periods Ended October 1, 2000 and October 3, 1999                      1

           U.S. Can Corporation and Subsidiaries Consolidated
           Balance Sheets as of October 1, 2000 and December 31, 1999             2

           U.S. Can Corporation and Subsidiaries Consolidated
           Statements of Cash Flows for the Nine Months Ended
           October 1, 2000 and October 3, 1999                                    3

           Notes to Consolidated Financial Statements                             4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                              8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk            10

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                      11


                      U.S. CAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     (000'S OMITTED, EXCEPT PER SHARE DATA)


                                                           FOR THE QUARTERLY PERIOD ENDED            FOR THE NINE MONTHS ENDED
                                                         -----------------------------------    ------------------------------------
                                                          OCTOBER 1, 2000   OCTOBER 3, 1999      OCTOBER 1, 2000    OCTOBER 3, 1999
                                                         ----------------   ----------------    -----------------  -----------------
NET SALES                                                    $ 194,655          $ 178,123           $ 607,000           $ 549,812
COST OF SALES                                                  164,933            152,742             517,562             470,116
                                                             ---------          ---------           ---------           ---------
  Gross income                                                  29,722             25,381              89,438              79,696
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    10,079              8,133              32,457              25,001
SPECIAL CHARGES                                                  3,413                 --               3,413                --
                                                             ---------          ---------           ---------           ---------
  Operating income                                              16,230             17,248              53,568              54,695
INTEREST EXPENSE ON BORROWINGS                                   8,184              6,841              24,556              21,758
AMORTIZATION OF DEFERRED FINANCING COSTS                           381                278               1,161                 898
OTHER EXPENSES                                                     624                432               1,910               1,296
                                                             ---------          ---------           ---------           ---------
Income before income taxes                                       7,041              9,697              25,941              30,743
PROVISION FOR INCOME TAXES                                       2,665              3,691               9,807              12,048
                                                             ---------          ---------           ---------           ---------
Income from operations before
  extraordinary item                                             4,376              6,006              16,134              18,695
EXTRAORDINARY ITEM, net of income taxes
Net loss from early extinguishment of debt                        --                 (488)               --                (1,296)
                                                             ---------          ---------           ---------           ---------
NET INCOME                                                   $   4,376          $   5,518           $  16,134           $  17,399
                                                             =========          =========           =========           =========


PER SHARE DATA:
  Basic:
    Income from operations before
      extraordinary item                                     $    0.32          $    0.45           $    1.19           $    1.40
    Extraordinary item                                            --                (0.04)               --                 (0.10)
                                                             ---------          ---------           ---------           ---------
      Net income                                             $    0.32          $    0.41           $    1.19           $    1.30
                                                             =========          =========           =========           =========
      Weighted average shares outstanding (000's)               13,533             13,477              13,539              13,396
   Diluted:
     Income from operations before
       extraordinary item                                    $    0.32          $    0.44           $    1.17           $    1.38
     Extraordinary item                                           --                (0.04)               --                 (0.10)
                                                             ---------          ---------           ---------           ---------
        Net income                                           $    0.32          $    0.40           $    1.17           $    1.28
                                                             =========          =========           =========           =========

        Weighted average and equivalent shares
          outstanding (000's)                                   13,772             13,739              13,828              13,555




     The accompanying Notes to the Consolidated Financial Statements are
                  an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (000'S omitted, except per share data)


                                                                                OCTOBER 1,          DECEMBER 31,
                                      ASSETS                                       2000                1999
                                                                                ----------         -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   7,414            $  15,697
  Accounts receivables, less allowances of  $10,871 and $13,367
    as of October 1, 2000 and December 31, 1999, respectively                      107,377               91,864
  Inventories                                                                      112,580              115,979
  Prepaid expenses and other current assets                                         21,261               19,677
  Prepaid income taxes                                                              16,116               16,114
                                                                                 ---------            ---------
    Total current assets                                                           264,748              259,331
                                                                                 ---------            ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                               6,598               14,541
  Buildings                                                                         65,109               83,106
  Machinery, equipment and construction in process                                 432,756              463,400
                                                                                 ---------            ---------
                                                                                   504,463              561,047
  Less -- Accumulated depreciation and amortization                               (232,759)            (228,543)
                                                                                 ---------            ---------
       Total property, plant and equipment                                         271,704              332,504
                                                                                 ---------            ---------
INTANGIBLE ASSETS, less amortization of  $13,042 and $12,211 as of
  October 1, 2000 and December 31, 1999, respectively                               65,144               50,478
OTHER ASSETS                                                                        24,429               21,257
                                                                                 ---------            ---------
       Total assets                                                              $ 626,025            $ 663,570
                                                                                 =========            =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                        $  10,955            $  38,824
     Accounts payable                                                              108,478              104,189
     Accrued payroll, benefits and insurance                                        24,309               29,500
     Restructuring reserves                                                         13,652               25,016
     Other current liabilities                                                      36,273               24,068
                                                                                 ---------            ---------
       Total current liabilities                                                   193,667              221,597
                                                                                 ---------            ---------
SENIOR DEBT                                                                         71,239               83,864
SUBORDINATED DEBT                                                                  236,629              236,629
                                                                                 ---------            ---------
       Total long-term debt                                                        307,868              320,493
                                                                                 ---------            ---------
OTHER LONG-TERM LIABILITIES
  Deferred income taxes                                                             13,259               10,670
  Other long-term liabilities                                                       42,700               42,254
                                                                                 ---------            ---------
       Total other long-term liabilities                                            55,959               52,924
                                                                                 ---------            ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 10,000,000 shares authorized,
    none issued or outstanding                                                          --                   --
  Common stock, $0.01 par value; 50,000,000 shares authorized,
    13,659,278 and 13,446,933 shares issued as of October 1, 2000
    and December 31, 1999, respectively                                                137                  135
  Paid -in-capital                                                                 114,541              112,840
  Unearned restricted stock                                                           (305)                (629)
  Treasury common stock, at cost; 85,873 and 83,024 shares at
    October 1, 2000 and December 31, 1999, respectively                             (1,868)              (1,380)
  Currency translation adjustment                                                  (25,469)              (7,771)
  Accumulated deficit                                                              (18,505)             (34,639)
                                                                                 ---------            ---------
       Total stockholders' equity                                                   68,531               68,556
                                                                                 ---------            ---------
          Total liabilities and stockholders' equity                             $ 626,025            $ 663,570
                                                                                 =========            =========



       The accompanying Notes to the Consolidated Financial Statements are
                    an integral part of these balance sheets

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)


                                                                                      NINE MONTH PERIOD ENDED
                                                                               OCTOBER 1, 2000       OCTOBER 3, 1999
                                                                               ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $ 16,134               $ 17,399
  Adjustments to reconcile net income to net cash provided by operating activities --
    Depreciation and amortization                                                  26,788                 25,419
    Special Charge                                                                  3,413                     --
    Extraordinary loss on extinguishment of debt                                       --                  1,296
    Deferred income taxes                                                           3,004                  2,240
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
    Accounts receivable                                                           (27,386)               (16,835)
    Inventories                                                                    (7,450)                 5,847
    Accounts payable                                                               12,873                 12,383
    Accrued payroll, benefits and insurance                                         1,768                  9,712
    Other, net                                                                     (3,196)                 1,877
                                                                                 --------               --------
      Net cash provided by operating activities                                    25,948                 59,338
                                                                                 --------               --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (16,519)               (19,713)
  Proceeds from sale of business                                                   12,088                  4,500
  Proceeds from sale of property                                                    7,855                    556
  Investment in Formametal S.A                                                     (4,914)                (1,644)
                                                                                 --------               --------
      Net cash used in investing activities                                        (1,490)               (16,301)
                                                                                 --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                            1,700                  1,959
  Repurchase of 10 1/8% notes                                                          --                (27,696)
  Payments of long-term debt, including capital lease obligations                 (33,993)                (2,478)
  Purchase of treasury stock                                                         (488)                  (210)
                                                                                 --------               --------
      Net cash used in financing activities                                       (32,781)               (28,425)
                                                                                 --------               --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                40                      1
                                                                                 --------               --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (8,283)                14,613
CASH AND CASH EQUIVALENTS, beginning of year                                       15,697                 18,072
                                                                                 --------               --------
CASH AND CASH EQUIVALENTS, end of year                                           $  7,414               $ 32,685
                                                                                 ========               ========


         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      U.S. CAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 1, 2000
                                   (UNAUDITED)

(1) PRINCIPLES OF REPORTING

    The condensed consolidated financial statements include the accounts of U.S. Can Corporation (the "Corporation"), its wholly owned subsidiary, United States Can Company ("U.S. Can"), and U.S. Can's subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. These financial statements, in the opinion of management, include normal recurring adjustments necessary for a fair presentation. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. Generally, quarterly accounting periods are based upon two four-week periods and one five-week period. These financial statements are to be read in conjunction with the previously filed financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) SPECIAL CHARGES

    On July 7, 2000, the Company announced a reduction in force program, under which 70 salaried and 24 hourly positions have been eliminated. A one-time charge of $3.4 million for severance and other termination related costs was recorded in the third quarter of 2000. The Company expects to realize annual savings of $5.0 million from this program.

    On March 10, 2000, the Company sold its Wheeling metal closures and the Warren lithography businesses for $12.1 million in cash. The Company established a disposition provision for the anticipated loss on the sale of the metal closures business in connection with the special charge taken in 1998.

    Cash costs for restructuring activities in the first nine months of 2000 were $2.9 million. The Company anticipates spending another $3.2 million of such costs in 2000 and $9.3 million in cash costs in 2001 and beyond.

    The Company continuously evaluates the composition of its various manufacturing facilities in light of current and expected market conditions and demand.

(3) ACQUISITIONS

    On December 30, 1999, the Company acquired all of the partnership interests of May Verpackungen GmbH & Co., KG ("May"), a German limited liability company. The acquisition was financed using the borrowings made by U.S. Can under the Credit Agreement (see Note 6) for an aggregate amount of $64.6 million.

    The following is a summary of the preliminary allocation of the aggregate purchase price for May (000's omitted):

                Current Assets                           $  53,744
                Property, Plant and Equipment               53,037
                Goodwill                                    21,880
                Other Assets                                 3,708
                Current Portion of Long Term Debt          (17,023)
                Current Liabilities                        (38,722)
                Long-Term Debt                              (6,552)
                Other Liabilities                           (5,484)
                                                         ---------
                Total Purchase Price                     $  64,588
                                                         =========

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

The following represents the Company's unaudited pro forma results of operations for the third quarter and first nine months of 1999 as if the May acquisition had occurred on January 1, 1999 (000's omitted, except per share data):


                              THIRD QUARTER 1999        FIRST NINE-MONTHS 1999
                              ------------------        ----------------------
    Net Sales                     $ 216,782                    $656,754
    Net Income                        6,201                      18,268
    Diluted Per Share Data:
    Net Income                        $0.45                       $1.34


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

(4) INVENTORIES

    All domestic inventories, except machine parts, are stated at cost determined by the last-in, first-out ("LIFO") cost method, not in excess of market. Inventories of approximately $47.2 million at October 1, 2000 and $49.6 million at December 31, 1999, at the European subsidiaries and machine shop inventory are stated at cost determined by the first-in, first-out ("FIFO") cost method, not in excess of market. FIFO cost of LIFO inventories approximated their LIFO value at October 1, 2000 and at December 31, 1999.

    Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):


                                       OCTOBER 1,       DECEMBER 31,
                                         2000              1999
                                       ---------        ------------

                  Raw materials        $  25,920          $ 30,821
                  Work in process         50,324            49,884
                  Finished goods          36,336            35,274
                                       ---------          --------
                                       $ 112,580          $115,979
                                       =========          ========


(5) RECENT DEVELOPMENTS

    On October 4, 2000, U.S. Can Corporation and Berkshire Partners LLC completed a recapitalization of the Company through a merger. As a result of the recapitalization, all of U.S. Can's common stock, other than certain shares held by designated continuing shareholders (the rollover shareholders), was converted into the right to receive $20.00 in cash per share and options to purchase approximately 1.6 million shares of U.S. Can's common stock were retired in exchange for a cash payment of $20.00 per underlying share, less the applicable option price. Certain shares held by the rollover shareholders were converted into the right to receive $20.00 in cash per share and certain shares held by the rollover shareholders were converted into the right to receive shares of capital stock of the surviving corporation in the merger.

    The recapitalization was financed by:

     - a $106.7 million preferred stock investment by Berkshire Partners, its co-investors and certain of the rollover stockholders;

     - a $53.3 million common stock investment by Berkshire Partners, its co-investors, certain of the rollover stockholders and management;

     -  $260.0 million in term loans under a new senior bank credit facility;

     -  $20.5 million in borrowings under a new revolving credit facility; and

     -  $175.0 million from the sale of 12 3/8% Senior Subordinated Notes due
        2010.

    Funds generated from the recapitalization were used to retire all of the borrowings outstanding under the Company's former the credit agreement, to repay the principal, accrued interest and tender premium applicable to U.S. Can's 10 1/8% Notes due 2006, to pay fees and expenses associated with the transaction and to make payments to U.S. Can's existing stockholders and optionholders as previously described. The recapitalization will have a significant impact on the balance sheet and results of operations of the Company. The Company expects to record a charge of approximately $16.4 million related to the recapitalization in the fourth quarter of 2000.

(6) DEBT OBLIGATIONS

    In connection with the recapitalization discussed above, the Company entered into a Credit Agreement among United States Can Company, as Borrower, U.S. Can Corporation and Domestic Subsidiaries of U.S. Can Corporation as Domestic Guarantors, and certain lenders including Bank of America, N.A., Citicorp North America, Inc., and Bank One NA as of October 4, 2000 (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility provides for aggregate borrowings of $400.0 million consisting of: (i)$80.0 million tranche A loan; (ii) $180.0 million tranche B loan; and (iii) $140.0 million in availability under a revolving credit facility. All of the term debt and approximately $20.5 million under the revolving credit facility were used to finance the recapitalization.

    Amounts outstanding under the Senior Secured Credit Facility bear interest at a rate per annum equal to either: (1) the base rate (as defined in the Senior Secured Credit Facility) or (2) the LIBOR rate (as defined in the Senior Secured Credit Facility), in each case, plus an applicable margin. The applicable margins are subject to future reductions based on the achievement of certain leverage ratio targets and on senior secured credit rating. The applicable margins are not subject to reduction until after March 2001.

    Borrowings under the tranche A term loan are due and payable in quarterly installments, which are initially $1.0 million and increase over time to $8.0 million, until the final balance is due on October 4, 2006. Borrowings under the tranche B term loan are due and payable in quarterly installments (the quarterly payments due before December 31, 2006 being in nominal amounts), with the final balance due on October 4, 2008. The revolving credit facility is available until October 4, 2006. In addition, the Company is required to prepay a portion of the facilities under the Senior Secured Credit Facility upon the occurrence of certain specified events.

    The Senior Secured Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of the Company and its direct and indirect domestic subsidiaries' existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned of our direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). In addition, if loans are made to foreign subsidiaries, they will be secured by the existing and after-acquired assets of certain of our foreign subsidiaries.

    The Company also issued $175.0 million aggregate principal amount of 12 3/8% Senior Subordinated Notes due October 1, 2010 (" Notes"). The Notes are unsecured obligations of U.S. Can and are subordinated in right of payment to all of U.S. Can's senior indebtedness. The Notes are guaranteed by the Corporation and all of U.S. Can's domestic restricted subsidiaries.

    Both the Senior Secured Credit Facility and the Notes contain a number of financial and restrictive covenants. In general, the financial covenants require the achievement of specified earnings and debt levels. The restrictive covenants limit the Company's ability to incur debt, pay dividends or make distributions, sell assets or consolidate or merge with other companies.

    As part of the debt-refinancing portion of the recapitalization, the Corporation completed a tender offer and consent solicitation for all of its outstanding 10 1/8% notes due 2006, plus accrued interest and a bond tender premium. $235.7 million of the $236.6 million principal amount of bonds outstanding were purchased by the Corporation in the tender offer. An extraordinary charge related to the tender premium and the write-off of remaining deferred financing charges will be taken in the fourth quarter of 2000.

    As of October 1, 2000, after giving pro forma effect to the recapitalization, there would have been approximately $502.1 million of outstanding indebtedness. For further discussion of the recapitalization see Note (5).

(7) SUPPLEMENTAL CASH FLOW INFORMATION

    The Company paid interest of approximately $13.9 million and $14.3 million for the nine-month periods ended October 1, 2000 and October 3, 1999, respectively.

    The Company paid approximately $0.4 million and $0.8 million of income taxes for the nine-month periods ended October 1, 2000 and October 3, 1999, respectively.

    During the nine-month period ended October 3, 1999, the Company issued stock valued at approximately $0.9 million to certain of its employee benefit plans. No stock was contributed in 2000.

(8) NEW ACCOUNTING PRONOUNCEMENTS

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

(9) BUSINESS SEGMENTS

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

    The following is a summary of revenues from external customers and income
(loss) from operations for the three and nine-month periods ended October 1, 2000 and October 3, 1999, respectively (000's omitted):


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   OCTOBER 1,     OCTOBER 3,       OCTOBER 1,        OCTOBER 3,
                                                      2000           1999             2000              1999
                                                   ----------     ----------       ----------        ----------
  REVENUES FROM EXTERNAL CUSTOMERS:
  Aerosol                                           $114,731       $119,787         $362,786          $372,742
  Paint, Plastic, & General Line                      39,722         41,135          120,468           127,209
  Custom & Specialty                                  40,202         17,201          123,746            49,861
                                                    --------       --------         --------          --------
  Total revenues                                    $194,655       $178,123         $607,000          $549,812
                                                    ========       ========         ========          ========

  INCOME (LOSS) FROM OPERATIONS:
  Aerosol                                           $ 19,986       $ 20,976         $ 62,411          $ 66,735
  Paint, Plastic, & General Line                       4,070          4,190           10,475            14,380
  Custom & Specialty                                   5,666          3,016           16,552             7,070
  Corporate and eliminations                         (13,492)       (10,934)         (35,870)          (33,490)
                                                    --------       --------         --------          --------
  Total income from operations                      $ 16,230       $ 17,248         $ 53,568          $ 54,695
                                                    ========       ========         ========          ========


(10) COMPREHENSIVE NET INCOME

    The components of comprehensive income for the three months and nine months ended October 1, 2000 and October 3, 1999 are as follows (000's omitted):


                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
Net Income                                        $  4,376     $  5,518     $ 16,134     $ 17,399
Foreign Currency Translation Adjustment             (7,669)       3,111      (17,698)      (3,422)
                                                  --------     --------     --------     --------
Comprehensive Income                              $ (3,293)    $  8,629     $ (1,564)    $ 13,977
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

RECENT DEVELOPMENTS

    On October 4, 2000, management of U.S. Can Corporation and Berkshire Partners LLC completed the recapitalization of the Company. The recapitalization will have a significant impact on the balance sheet and results of operations of the Company going forward. The Company expects to record a charge of approximately $16.4 million related to the recapitalization in the fourth quarter of 2000. See Notes (5) and (6) to the Consolidated Financial Statements for a description of the related transactions and new financing arrangements.

QUARTER ENDED OCTOBER 1, 2000, AS COMPARED TO QUARTER ENDED OCTOBER 3, 1999

    Net sales for the quarter ended October 1, 2000, totaled $194.7 million, a 9.3% increase versus the corresponding period in 1999. The increase was principally due to the acquisition of May Verpackungen in December 1999. Along business segment lines, Aerosol net sales in the third quarter of 2000 were $114.7 million, a 4.2% decrease, primarily due to a $5.7 million negative impact due to U.S. dollar translation on sales made in foreign currencies by USC Europe. The Paint, Plastic and General Line segment reported sales of $39.7 million, a 3.4% decrease in net sales. The decline in this segment relates to the loss of a Plastite customer in the third quarter of 1999. In the Custom & Specialty segment, sales of $40.2 million increased $23.0 million versus the third quarter of 1999 due to the May acquisition. Third quarter 2000 sales for May were $28.8 million. On March 10, 2000, U.S. Can sold substantially all of the assets of its Wheeling, West Virginia metal closure business and the related Warren, Ohio lithography facility. Sales from the sold operations were $4.4 million in the third quarter of 1999.

    Gross income of $29.7 million for the third quarter of 2000 increased $4.3 million, or 17.1%, versus the third quarter of 1999. Gross margin increased to 15.3% in 2000 from 14.2% in the third quarter of 1999. The primary factors influencing the increase was a continued focus on productivity improvements and cost savings opportunities. In the Aerosol segment, gross income of $20.0 million for the third quarter of 2000 declined 4.0% versus the third quarter of 1999 due a $0.4 million negative impact due to U.S. dollar translation on sales made in foreign currencies by USC Europe. Paint, Plastic and General Line third quarter gross income also remained relatively flat at $4.1 million for the third quarter. This resulted in an improved gross margin rate in the Paint, Plastic and General Line segment, despite a lower volume base. Custom & Specialty gross income was $5.7 million, an increase of $2.7 million versus the third quarter of 1999 due primarily to the May acquisition. Excluding May and the divested Wheeling metal closures and Warren lithography businesses, Custom and Specialty gross income increased 7.8% for the third quarter 2000. Certain expenses are not allocated to specific business segments.

    Selling, general, and administrative expenses were $10.1 million, a $2.0 million increase over the third quarter of 1999. Current year selling, general and administrative expenses include $1.5 million of expenses related to May Verpackungen. The remainder of the increase relates to higher marketing-related expenses being invested to improve customer service.

    In the third quarter of 2000, the Company announced a reduction in force program and recorded a one-time charge of $3.4 million for severance and other termination related costs. For further discussion on this program see Note (2) to the Consolidated Financial Statements.

    Interest expense in the third quarter of 2000 increased $1.3 million, versus the third quarter of 1999. The increase was due to debt incurred in connection with the May acquisition offset by the interest reduction resulting from the repurchase and early retirement of the 10 1/8% bonds in the second and third quarters of 1999.

    In 1999, the Company recorded a $0.5 million extraordinary charge (net of related income taxes of $0.3 million) relating to the early redemption premium on $3.9 million of its 10 1/8% subordinated notes.

NINE MONTH PERIOD ENDED OCTOBER 1, 2000, AS COMPARED TO NINE-MONTH PERIOD ENDED OCTOBER 3, 1999

    Net sales for the nine month period ended October 1, 2000, totaled $607.0 million, a 10.4% increase versus the corresponding period in 1999. The increase was principally due to the acquisition of May Verpackungen in December 1999. Along business segment lines, Aerosol net sales in the first three quarters of 2000 were $362.8 million, a 2.7% decline versus the same period last year. The decrease is due to a decline in U.S. volumes and an $13.2 million negative impact due to U.S. dollar translation on sales made in foreign currencies by USC Europe. Paint, Plastic and General Line sales decreased 5.3% to $120.5 million due to the loss of a Plastite customer in 1999. Custom & Specialty sales of $123.7 million increased $73.9 million over the first nine months of 1999 due to the May acquisition. Net sales for the first nine-months for May were $85.4 million. Excluding May, the Custom & Specialty segment had net sales of $38.3 million, an $11.5 million decrease over the first three-quarters of 1999 due to the sale of the Wheeling metal closure and Warren lithography businesses (see Note (2) to the Consolidated Financial Statements).

    Gross income of $89.4 million for the nine month period in 2000 increased $9.7 million, or 12.2%, versus the corresponding period of 1999. Gross margin of 14.7% for the nine months of 2000 increased slightly from the 14.5% reported in the first nine months of 1999, due to the continuing focus on productivity improvements and cost savings opportunities. Aerosol gross income declined 6.4% due to a decline in U.S. Sales volume and a $1.0 million negative impact due to U.S. dollar translation on sales made in foreign currencies by USC Europe. Paint, Plastic and General Line gross income decreased $3.9 million versus the first nine months of 1999 due to the loss of a Plastite customer in 1999 and a decline in general line volume. Custom & Specialty gross income increased $9.9 million versus the first nine months of 1999 due primarily to the May acquisition. Excluding May and the divested Wheeling closure and Warren lithography businesses, gross income in the Custom and Specialty segment increased 18.8%. Certain expenses are not allocated to specific business segments.

    Selling, general, and administrative expenses were $32.5 million in the first nine months of 2000, a $7.5 million increase in comparison to the same period in 1999. The increase is primarily due to the acquisition of May Verpackungen in December 1999 which accounted for $6.0 million of the increase. The remainder of the increase is due to higher marketing expenses being invested to improve customer service.

    In the third quarter of 2000, the Company announced a reduction in force program and recorded a one-time charge of $3.4 million for severance and other termination related costs. For further discussion on this program see Note (2) to the Consolidated Financial Statements.

    Interest expense for the first nine months of 2000 increased 12.9%, or $2.8 million, versus the first nine months of 1999. The increase was due to interest incurred in connection with the May acquisition offset by the interest reduction due to the repurchase and early retirement of the 10 1/8% bonds in the second and third quarters of 1999.

    In 1999, the Company recorded a $1.3 million extraordinary charge (net of related income taxes of $0.8 million) relating to the early redemption premium on $27.7 million of its 10 1/8% subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 2000, the Company met its liquidity needs through internally generated cash flow, the sale of the Wheeling metal closures and Warren lithography businesses, borrowings made under its credit lines and a sale/leaseback transaction of certain manufacturing assets. Cash flow provided by operations was $25.9 million in the first nine months of 2000, compared to cash provided of $58.8 million in the first three quarters of 1999. Principal liquidity needs included working capital (primarily accounts receivable and inventory), debt payments and capital expenditures. The increased use of cash in working capital is attributable to an increase of accounts receivables and inventory within our domestic operations. The increase in accounts receivables is due to increased sales late in the third quarter of 2000 versus the timing of 1999 third quarter sales. Inventory management is a continuing focus of the Company and programs have been instituted to monitor inventory levels throughout the Company. The Company also had $2.9 million of payments related to restructuring costs and anticipates spending an additional $3.2 million of such costs during the remainder of 2000.

    As of October 1, 2000, U.S. Can had borrowed $41.8 million under its Credit Agreement, $8.9 million in letters of credit had been issued pursuant thereto, and $69.3 million of unused credit remained available thereunder. As of October 1, 2000, U.S. Can was in compliance with the covenants under the Credit Agreement and its other long-term debt agreements.

    The Company expects total capital expenditures in 2000 to be approximately $20.0 million, of which $16.5 million was spent in the first nine months. The Company's capital investments have historically yielded reduced operating costs and improved the

Company's profit margins, and management believes that the strategic deployment of capital will enable the Company to improve its overall profitability by leveraging the economies of scale inherent in the manufacture of containers.

    Following the recapitalization, the Company's primary sources of liquidity will be cash flow from operations and borrowings under the new revolving credit facility. The Company expects that ongoing requirements for debt service, working capital and capital expenditures will be funded from these sources.

    Concurrent with the recapitalization, the Company issued $175.0 million 12 3/8% Senior Subordinated Notes and entered into the Senior Secured Credit Facility. See Note (6) to the Consolidated Financial Statements for a description of these borrowings. The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and other general corporate purposes. Additionally, the Senior Secured Credit Facility requires a prepayment in the event that we have excess cash flow (as defined by the agreement) and following certain other events, including asset sales and issuances of debt and equity. We also expect to assume between $6.0 million and $7.0 million in debt in connection with the anticipated acquisition of Formametal, S.A. Our significant debt service obligations following the recapitalization could, under certain circumstances, have material consequences to our security holders.

    Based upon the current level of operations and anticipated growth, we believe that cash generated from operations together with amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. We cannot assure you, however, that we will generate sufficient cash flow from operations or that future borrowings will be available under the Senior Secured Credit Facility or otherwise to enable us to service our indebtedness, including the Senior Secured Credit Facility and the 12 3/8% Senior Subordinated Notes or make anticipated capital expenditures. The Company does believe that it is reasonably likely that it will need to refinance all or a portion of the senior secured term loan and/or the Senior Subordinated Notes prior to maturity with the proceeds of future financing activities. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. To reduce this risk, we may at times use financial instruments. All hedging transactions are authorized and executed under clearly defined polices and procedures, which prohibit the use of financial instruments for trading purposes. Management does not believe the Company's exposure to market risk has significantly changed since year-end 1999.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    A purported class action lawsuit challenging the recapitalization transaction was brought in the Delaware Court of Chancery by a stockholder against U.S. Can, Pac Packaging Acquisition Corporation, all of the directors of U.S. Can and a principal in Berkshire Partners LLC who formerly served as a director of U.S. Can. The complaint alleges, among other things, that the terms of the recapitalization are unfair to the stockholders of U.S. Can, that U.S. Can's directors breached their fiduciary duties to U.S. Can's stockholders in approving the recapitalization, that the proxy statement dated September 6, 2000 was misleading and incomplete and that under Delaware law the merger must be approved by a two-thirds vote of disinterested stockholders rather than a simple majority of the outstanding shares. The complaint seeks, among other things, that the recapitalization transaction be enjoined or rescinded and that the defendants pay unspecified monetary damages as well as unspecified costs and attorneys' fees. U.S. Can believes that this lawsuit is without merit and intends to contest this matter vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In connection with the recapitalization discussed in Note (5) to the Consolidated Financial Statements, the approval for the transaction was ratified in accordance with the following vote:


       FOR                         AGAINST                         WITHHELD
       ---                         -------                         --------
    10,116,274                      16,998                          1,883


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule.

----------

    (b) Reports on Form 8-K

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                U.S. CAN CORPORATION

Date:   November 15, 2000                       By: /s/ John L. Workman
                                                   -----------------------------
                                                   John L. Workman
                                                   Executive Vice President
                                                   and Chief Financial Officer