Form 10-K
period 2000-12-31
US CAN CORP
filed 2001-03-30
CIK 895726

                                             SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D.C. 20549

                                                          FORM 10-K

                                      Annual Report Pursuant to Section 13 or 15(d) of
                                             The Securities Exchange Act of 1934

                                         For the fiscal year ended December 31, 2000

                                             Commission File Number 333-53276

                                                   U.S. Can Corporation
                                  (Exact Name Of Registrant As Specified In Its Charter)

                Delaware                                                                       06-1094196
(State or other jurisdiction of                                        (I.R.S. Employer Identification No.)
incorporation or organization)

700 East Butterfield Road, Suite 250, Lombard, Illinois                                               60148
(Address of principal executive offices)                                                           (Zip code)

                             Registrant's telephone number, including area code (630) 678-8000

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

                                                       Yes |X| No |_|

         Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant  to  Item 405  of  Regulation S-K  is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X|  No |_|

         As of February 28, 2001, 53,333,333 shares of Common Stock were outstanding.

                                                     TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

                                                          PART I

                                                          PART II
Item 5.          Market for Common Equity and Related Stockholder Matters....................................         9
Item 6.          Selected Financial Data.....................................................................         10
Item 7.          Management's Discussion and Analysis of Financial

Item 9.          Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................................................         50

                                                         PART III

                                                          PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................         65

                                         INCLUSION OF FORWARD-LOOKING INFORMATION

         Certain  statements  in this  report  constitute  "forward-looking  statements"  within the meaning of the federal securities  laws. Such statements  involve known and unknown risks and  uncertainties  which may cause the Company's actual results,  performance or  achievements  to be materially  different than any future  results,  performance or  achievements expressed or implied in this report.  By way of example and not  limitation  and in no  particular  order,  known risks and uncertainties  include  our  substantial  debt and ability to generate  positive  cash flows;  the timing and cost of plant closures;  the level of cost reduction achieved through  restructuring;  the success of new technology;  the timing of, and synergies  achieved  through,  integration  of  acquisitions;  changes  in market  conditions  or product  demand;  loss of important  customers;  changes in raw  material  costs;  and currency  fluctuations.  In light of these and other risks and uncertainties,  the inclusion of a  forward-looking  statement in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

                                                          PART I

ITEM 1.  BUSINESS

General

                U.S. Can  Corporation  (a Delaware  corporation),  through its wholly owned  subsidiary,  United States Can
Company, is a leading manufacturer,  by sales volume, of steel containers for personal care, household,  automotive, paint, industrial  and specialty  products in the United States and Europe.  We also are a manufacturer  of plastic  containers in the United States and food cans in Europe. We have long-standing  relationships with many well-known  consumer products and paint manufacturers in the United States and Europe,  including Gillette,  Reckitt Benckiser and Sherwin Williams.  We also produce  seasonal  holiday tins sold by mass  merchandisers.  References in this report include U.S. Can  Corporation  (the
"Corporation"  or "U.S.  Can"),  its wholly owned  subsidiary,  United States Can Company  ("United States Can"),  and U.S.
Can's subsidiaries (the "Subsidiaries").

                We hold the number one market position in steel aerosol cans,  based on sales volume,  in the United States and the number two market  position in Europe.  In  addition,  we hold the number two market  position in paint cans in the
United States,  by unit volume.  We attribute our market  leadership to our ability to  consistently  provide  high-quality products and service at competitive prices, while continually  improving our product-related  technologies.  The references in this  Report  to market  positions  or  market  share  are based on  information  derived  from  annual  reports,  trade publications and management estimates which the Company believes to be reliable.  For financial  information about business segments and geographic areas, refer to Note (13) to the Consolidated Financial Statements.

The Recapitalization

                On  October  4,  2000,  Pac  Packaging  Acquisition  Corporation  and  U.S.  Can  Corporation  merged  in a
recapitalization   transaction,   with  U.S.  Can  Corporation  being  the  surviving  corporation.  As  a  result  of  the recapitalization,  U.S. Can Corporation,  which was previously a publicly traded company,  became a private company and its common  stock  was  delisted  from  the New  York  Stock  Exchange.  See  further  discussion  on the  recapitalization  in
Management's  Discussion  and Analysis of Financial  Condition and Results of Operations - Liquidity and Capital  Resources
and Note (3) to the Consolidated Financial Statements.

Business Segments

We have four major  business  segments:  Aerosol  Products;  International  Operations;  Paint,  Plastic and  General  Line
Products; and Custom and Specialty Products.

         Aerosol Products

                As the largest  producer of steel  aerosol  cans in the United  States by sales  volume,  we have a leading position in all of the major aerosol  consumer  product lines,  including  personal care,  household,  automotive and spray paint cans. We offer a wide range of aerosol  containers to meet our customer  requirements  including  stylized  necked-in cans and barrier  pack cans used for products  that cannot be mixed with a  propellant,  such as shaving  gel.  Most of the aerosol cans that we produce  employ a lithography  process that consists of printing our  customers'  designs and logos on flat sheets of tinplate, prior to formation into cans.

                Steel aerosol cans represent our largest segment,  accounting for approximately  44.2%,  49.8% and 48.9% of our total net sales in 2000,  1999 and 1998,  respectively.  In 2000,  we  manufactured  over 50% of the steel aerosol cans produced in the United States.

         International Operations

                We  produce  steel  aerosol  cans and steel food cans in  Europe.  We also  supply  steel  aerosol  cans to customers in Latin America  through  Formametal  S.A., our joint venture in Argentina.  On  December 30,  1999, we acquired
May  Verpackungen  GmbH & Co., KG ("May"),  a German  manufacturer  of steel food  packaging and aerosol cans. May also has provided us with diversification across our product lines and customer base.

                International  Operations represents our second largest segment,  accounting for approximately 29.6%, 17.7%
and 16.4% of our total net sales in 2000,  1999 and 1998,  respectively.  In 2000, we were the second  largest  producer of steel aerosol cans in Europe and manufactured  over 25% of the steel aerosol cans produced.  May is a leading European food can producer with more than 20% of the German food can market, by sales volume.

         Paint, Plastic & General Line Products

                Our primary paint,  plastic and general line products  include steel paint and coating  containers,  oblong steel cans for products such as turpentine and charcoal  lighter fluid,  plastic pails and other  containers for industrial products,  such as spackle and dry wall  compounds,  and consumer  products,  such as swimming  pool  chemicals  and paint.
Management  estimates that U.S. Can is second in market share in the United States,  on a unit volume basis, in steel round and general line containers.  Among our largest customers for these products are Sherwin Williams and ICI Industries.

                Paint,  plastic and general line products  accounted for approximately  19.8%, 22.9% and 23.5% of our total net sales in 2000, 1999 and 1998, respectively.

         Custom & Specialty Products

                We also have a significant  presence in the custom and specialty products market,  offering a wide range of decorative and specialty  products.  Our primary products include a wide array of functional and decorative  containers and tins,  fitments and stampings,  and collectible items, such as decorative metal signs and canister sets. These products are generally  custom designed and decorated and are typically  produced in smaller  quantities  than our other  products.  Our customers in this segment include Wyeth Nutritionals, Keebler Company and Liz Claiborne Cosmetics.

                Custom and specialty  products  accounted for approximately  6.4%, 9.5% and 10.4% of our total net sales in
2000, 1999 and 1998, respectively.

Customers and Sales Force

                As of December 31, 2000, in the United  States,  we had  approximately  7,000  customers,  with our largest customer  accounting for 7.6% of our total net sales in 2000. To the extent possible,  we enter into one-year or multi-year supply  agreements  with our major  customers.  Some of these  agreements  specify the number of containers a customer will purchase (or the mechanism for determining  this number),  pricing,  volume  discounts (if any) and, in the case of many of our domestic and some of our international  multi-year supply agreements,  a provision  permitting us to pass through price increases in specified raw material and other costs.

                We  market  our  products   primarily  through  a  sales  force  comprised  of  inside  and  outside  sales representatives  dedicated to each segment.  As of December 31, 2000, we had 87 sales  representatives in the United States and 39 sales  representatives  in  Europe.  Each  sales  representative  is  responsible  for  growing  sales in a specific geographic region and is compensated by a salary and a bonus based on sales volume targets.

                Over the past several years, we have focused on providing value added services to our customers.  Beginning in 1999 and continuing  through 2000, we established a new marketing  organization,  and are in the process of implementing a strategic  marketing plan. We have conducted  customer  interviews to determine our performance  against customer service expectations.  A key element to our strategic  marketing plan is changing the selling process from being  product-driven to being  solution-driven  with the ultimate objective of becoming an informed business partner with our customers rather than merely a product  supplier.  A number of strategic  supplier  alliances  have been formed to support  customers with global manufacturing needs such as Gillette and Reckitt Benckiser.

Raw Materials

                Our principal raw materials are tin-plated steel,  referred to as tin-plate,  and coatings and inks used to print our customers'  designs and logos onto  tin-plate.  Tin-plate  represents our largest raw material cost. Our domestic operations  purchase  tin-plate  principally  from domestic  steel  manufacturers,  with a smaller  portion  purchased from foreign suppliers. Our European operations purchase tin-plate principally from European suppliers.

                We believe that adequate  quantities of tin-plate will continue to be available  from steel  manufacturers.
Our largest  domestic steel  suppliers are U.S. Steel,  Weirton Steel and LTV, while Corus,  Usinor and Aceralia supply the largest volume in Europe.  We have not  historically  entered into written  supply  contracts with steel makers and believe that other container manufacturers follow the same practice.

                Our domestic and European operations purchase  approximately 500,000 tons of tin-plate annually.  Tin-plate prices  have  increased  slightly  over the last five  years.  Historically,  we have been able to  negotiate  lower  price increases than those announced by our major suppliers.

                While there is some  long-term  variability,  tin-plate  prices are fairly  stable and price  increases are announced several months before  implementation.  This stability enhances our ability to communicate and negotiate required selling price increases with our customers and minimizes  fluctuations of our gross margins.  Many of our domestic and some of our  international  multi-year  supply agreements with our customers permit us to pass through tin-plate price increases and, in some cases,  other raw material costs.  However,  we have not always been able to immediately  offset  increases in tin-plate prices with price increases on our products.

                Coatings and inks,  which are used to coat  tin-plate  and print  designs and logos,  represent  our second largest raw material  expense.  We purchase  coatings  and inks from  regional  suppliers in the United  States and Europe.
These products  historically have been readily available,  and we expect to be able to meet our needs for coatings and inks in the foreseeable future.

                Our plastic products are produced from two main types of resins,  which are petroleum- or natural gas-based products.  High-density  polyethylene  resin  is  used  to  make  pails,  drums  and  agricultural  products.  We use  100%
post-industrial  and  post-consumer  use,  recycled  polypropylene  resin in the  production of the Plastite(R)line of paint cans. The price of resin  fluctuates  significantly,  and we believe that it is standard  industry  practice,  as well as a provision of  many of our customer contracts, to pass on increases and decreases in resin prices to our customers.

Seasonality

         The  Company's  business  as a whole has minor  seasonal  variations.  Quarterly  sales  and  earnings  tend to be slightly stronger  starting in early spring (second quarter) through late summer (third quarter).  Aerosol sales have minor increases in the spring and summer related to increased sales of containers for household  products and insect  repellents.
Paint container sales tend to be stronger in spring and early summer due to the favorable weather  conditions.  Portions of the Custom and Specialty  products  line tend to vary  seasonally,  because of holiday  sales late in the year.  May's food can sales generally peak in the third and fourth quarters.

Labor

                As of February  1, 2001,  we employed  approximately  2,700  salaried  and hourly  employees  in the United
States.  Of our total U.S.  workforce,  approximately  1,700  employees,  or 63%,  were  members of various  labor  unions, including the United Steelworkers of America,  the International  Association of Machinists and the Graphic  Communications
International  Union.  Labor  agreements  covering 630 employees  were  successfully  negotiated in 2000. As of February 1,
2001, our European  subsidiaries  employed  approximately 1,400 people. In line with common European practices,  all plants are unionized.

                We  have  followed  a  labor  strategy  designed  to  enhance  our  flexibility  and  productivity  through constructive  relations with our employees and  collective  bargaining  units.  Our practice is to deal directly with local labor  unions on  employment  contract  issues and other  employee  concerns.  We believe  that we and our  employees  have benefited from this approach,  and we intend to continue this practice in the future.  This practice also has the effect of staggering  renewal  negotiations  with the various  bargaining units. We believe that our relations with our employees and their collective bargaining units are generally good.

Competition

                Quality,  service  and price are the  principal  methods  of  competition  in the rigid  metal and  plastic container  industry.  To compete  effectively,  we must strategically  locate supply facilities to reduce the added cost of shipping cans long distances.  In addition,  competition in our industry limits our ability to raise prices for many of our top products.

                In the U.S. steel aerosol can market,  we compete  primarily with Crown Cork & Seal.  Because steel aerosol cans are  pressurized  and are used for personal care,  household and other packaged  products,  they are more sensitive to quality, can decoration and other consumer-oriented features than some of our other products.

                Our European  subsidiaries  compete with Crown Cork & Seal,  Impress  Metal  Packaging and a group of other smaller regional producers. Crown Cork & Seal is larger and may have greater financial resources than we do.

                In metal paint and general line  products,  we compete  primarily  with BWAY  Corporation  and one smaller, regional manufacturer. Our plastic products line competes with many regional companies.

                Our custom and specialty  products  compete with a large number of container  manufacturers,  but we do not compete across the entire product spectrum with any single company.  Competition is based principally on quality,  service, price,  geographical proximity to customers and production  capability,  with varying degrees of intensity according to the specific product category.

                Our products also face competition from aluminum, glass and plastic containers.

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

                On  February  20,  2001,  we  acquired  certain  assets  of  Olive  Can  Company,  a Custom  and  Specialty manufacturer.  The  acquisition,  which  is not  material  to the  Company's  operations  or  financial  position,  will be accounted for as a purchase.

                The Company  believes that strategic  acquisition  opportunities  are important to its growth.  The Company will continue to evaluate and selectively  pursue  acquisitions which adhere to U.S. Can's stated strategy of seeking rigid packaging  companies  that will  complement and grow the Company's  existing  product base. If  acquisitions  are made, the
Company would expect to finance them through cash and debt financing as  appropriate  under the conditions in effect at the time of the acquisition.

                Refer to the caption  "Acquisitions"  in  Management's  Discussion and Analysis of Financial  Condition and
Results of Operations and Note (5) to the Consolidated Financial Statements for further discussion of these matters.

ITEM 2.  PROPERTIES

                We have 16 plants located in the United States,  many of which are strategically  positioned near principal customers and suppliers.  Through our European  subsidiaries,  we also have  production  locations in the largest  regional markets in Europe,  including  Denmark,  France,  Germany,  Italy,  Spain and the United Kingdom.  The following table sets forth certain information with respect to our principal plants as of December 31, 2000.

Location                                     Size (in sq.          Status                          Segment
--------                                     -------------         ------                          -------
                                                      ft.)
                                                      ----

United States
Elgin, IL................................          481,346          Owned                          Aerosol
Tallapoosa, GA...........................          249,480          Owned                          Aerosol
Commerce, CA.............................          215,860         Leased  Paint, Plastic and General Line
Burns Harbor, IN.........................          190,000         Leased                          Aerosol
Hubbard, OH..............................          174,970          Owned  Paint, Plastic and General Line
Elkridge, MD.............................          150,000         Leased             Custom and Specialty
Baltimore, MD............................          137,000          Owned             Custom and Specialty
Horsham, PA..............................          132,000          Owned                          Aerosol
Morrow, GA...............................          110,160         Leased  Paint, Plastic and General Line
Weirton, WV..............................          108,000         Leased                          Aerosol
Danville, IL.............................          100,000          Owned                          Aerosol
Newnan, GA...............................           95,000         Leased  Paint, Plastic and General Line
Dallas, TX...............................           87,000          Owned  Paint, Plastic and General Line
Baltimore, MD............................           55,000         Leased             Custom and Specialty
Alliance, OH.............................           52,000         Leased  Paint, Plastic and General Line
New Castle, PA...........................           22,750          Owned             Custom and Specialty
Europe
Erftstadt, Germany.......................          369,000         Leased                    International
Merthyr Tydfil, United Kingdom (2).......          320,000         Leased                    International
Southall, United Kingdom.................          253,000          Owned                    International
Laon, France (1).........................          220,000          Owned                    International
Reus, Spain..............................          182,250          Owned                    International
Dageling, Germany........................          172,224          Owned                    International
Itzehoe, Germany.........................           80,730          Owned                    International
Esbjerg, Denmark.........................           66,209          Owned                    International
Voghera, Italy...........................           45,200         Leased                    International
Schwedt, Germany.........................           35,500         Leased                    International

(1)      Subject to a mortgage in favor of Societe Generale.

(2)      The  property  at  Merthyr  Tydfil is subject to a  999-year  lease  with a  pre-paid  option to buy that  becomes exercisable in January 2007.  Up to that time, the landowner may require us to purchase the property for a payment of one Pound Sterling.  Currently,  the leasehold interest in, and personal property located at, Merthyr Tydfil is subject  to a pledge  to secure  amounts  outstanding  under a credit  agreement  with  General  Electric  Capital
         Corporation.

                We believe our  facilities are adequate for our present needs and that our properties are generally in good condition,  well-maintained  and suitable for their intended use. We  continuously  evaluate the composition of our various manufacturing  facilities in light of current and expected market  conditions and demand,  and may further  consolidate our plant operations in the future.

ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters

                Our  operations  are  subject to  environmental  laws in the  United  States and  abroad,  including  those described  below. Our capital and operating  budgets include costs and expenses  associated with complying with these laws, including  the  acquisition,  maintenance  and repair of  pollution  control  equipment,  and routine  measures to prevent, contain and clean up spills of materials  that occur in the ordinary  course of our business.  In addition,  our production facilities require environmental  permits that are subject to revocation,  modification and renewal. We believe that we are in substantial  compliance  with  environmental  laws and our  environmental  permit  requirements,  and that the costs and expenses  associated  with this  compliance  are not material to our  business.  However,  additional  operating  costs and capital  expenditures could be incurred if, among other developments,  additional or more stringent  requirements  relevant to our operations are promulgated.

                From time to time,  contaminants  from current or historical  operations  have been detected at some of our present and former sites,  principally in connection  with the removal or closure of underground  storage tanks. We are not currently  aware  that  any of our  facility  locations  have  material  outstanding  claims  or  obligations  relating  to contamination issues.

                We have been  designated  as a  potentially  responsible  party at  various  superfund  sites in the United
States,  including a former site located in San Leandro,  California.  As a potentially responsible party, we are or may be legally responsible,  jointly and severally with other members of the potentially  responsible party group, for the cost of environmental  remediation at these sites.  Based on currently  available data, we believe our  contribution to these sites was, in most cases, minimal.

                Through corporate due diligence and the Company's compliance management system, we recently identified potential noncompliance with the environmental laws at our New Castle, Pennsylvania facility related to the possible use of a coating or coatings inconsistent with the conditions in the facility's Clean Air Act Title V permit.  Upon identification, the Company immediately began a full review of the plant's Title V and related records.  On February 5,
2001, the Company also voluntarily self-reported the potential noncompliance to the Pennsylvania Department of
Environmental Protection (PDEP) and the Environmental Protection Agency (EPA) in accordance with PDEP's and EPA's policies.  Both PDEP and EPA have indicated that they will address the Company's self-disclosure through the annual compliance certification process under the Title V program.  Because the Company's review is in its initial phase, the
Company is unable, at this time, to determine the nature, extent and/or effect of any possible noncompliance.

Litigation

                We are involved in litigation  from time to time in the ordinary  course of our  business.  In our opinion, the litigation is not material to our financial condition or results of operations.

                In May 1998,  the National Labor Relations Board issued a decision  ordering us to pay $1.5 million in back pay, plus interest,  for a violation of certain  sections of the National  Labor  Relations Act. The violation was a result of our  closure of several  facilities  in 1991 and our  failure to offer  inter-plant  job  opportunities  to 25  affected employees.  We have  appealed this decision on the grounds,  among  others,  that we are entitled to a credit  against this award  for  certain  supplemental  unemployment  benefits  and  pension  payments.  We  presented  oral  arguments  in late
September 2000, and are awaiting the decision of the court. We believe this appeal will be successful.

                On  September 20,  2000, a class action  lawsuit was filed  against U.S.  Can  Corporation,  Pac  Packaging
Acquisition  Corporation,  the directors of U.S. Can Corporation  prior to the  recapitalization  and Carl  Ferenbach.  The complaint  challenges  the  recapitalization  and alleges  inadequate  disclosure  with respect to U.S.  Can  Corporation's filings with the  Securities and Exchange  Commission  and  violations of Delaware law. The complaint  seeks to rescind the recapitalization  and requests that the defendants pay unspecified  monetary  damages,  costs and attorney's fees. U.S. Can has held discussions and based on those  discussions  believes it is likely that this matter will be settled,  by requiring us to pay $0.20 per share to the former  stockholders  of U.S. Can  Corporation as of October 4, 2000,  less a fee award to the  plaintiffs'  counsel.  The  settlement  agreement  remains  subject to final  approval  by the parties  involved,  the preparation of definitive  settlement documents,  delivery of notice to the relevant U.S. Can Corporation  stockholders and approval by the Delaware Court of Chancery  following a hearing.  We cannot assure you that the  settlement  agreement will be approved by the required parties.

                For further discussion on legal and environmental matters refer to Note (10) to the Consolidated  Financial
Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                Not applicable
                                                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                U.S. Can has approximately 20 common stockholders.  It has not paid, and has no present intention to pay, cash dividends.  As U.S. Can Corporation has no operations, its only source of cash for dividends or distributions is
United States Can Company.  There are stringent limitations in the Senior Secured Credit Facility ("the Facility") on
United States Can's ability to fund or pay cash dividends to U.S. Can Corporation.

                On October 4, 2000, U.S. Can Corporation sold (i) $106.7 million of preferred stock to Berkshire Partners, its co-investors and certain other then existing stockholders and (ii) $53.3 million of common stock to Berkshire
Partners, its co-investors, several other then existing stockholders and management.  No general  form of advertising or solicitation was used in connection with such sales and all the purchasers were accredited investors within the meaning of Section 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act").  Such sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.  No underwriters were used, and no discounts or commissions were paid, in respect of such sales.  See Item 13 - Certain Relationships and
Related Transactions - Stockholders' Agreement and - Preferred Stock.

                On October 4, 2000, United States Can Company issued $175.0 million aggregate principal amount  of its 12
3/8% senior subordinated notes due 2010 to a number of "qualified institutional investors" who purchased pursuant to Rule
144A under the Securities Act and to a number of non-U.S. persons pursuant to Regulation S under the Securities Act.
Salomon Smith Barney Inc. and Banc of America Securities LLC acted as initial purchasers in connection with the initial resale of such securities and received gross commissions and discounts equal to $4.6 million.

                The net proceeds from the sale of these securities were used to fund the payments required to effect the recapitalization discussed above, to tender for all of our 10 1/8% Senior Subordinated Notes (including paying accrued interest and the bond tender premium) and refinance a majority of our existing senior debt; and to pay related fees and expenses.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and
Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                       (000's omitted)

                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                        2000           1999          1998          1997          1996
                                                        ----           ----          ----          ----          ----
Operating Data:
Net sales........................................    $   809,497   $   732,897    $  730,951    $  777,140    $  678,359
Special charges (a)..............................          3,413            --        35,869        62,980            --
Recapitalization charge (b)......................         18,886            --            --            --            --
Operating income (loss)..........................         48,153        66,975        21,748        (8,093)       58,727
Income (loss) from continuing operations
   before discontinued operations
   and extraordinary item........................          3,341        22,452        (7,525)      (29,906)       16,555
Discontinued operations, net of income taxes ( a )
   Net income (loss) from discontinued operations             --            --            --         1,078           446
   Net loss on sale of business..................             --            --        (8,528)       (3,204)           --
Extraordinary item - loss from early
   extinguishment of debt, net of income taxes (c)                 (14,863)       (1,296)       --            --
(5,250)
   Net income (loss) before preferred stock dividends    (11,522)       21,156       (16,053)      (32,032)       11,751
   Preferred stock dividend requirements (d).....         (2,601)           --            --            --            --
   Net income (loss) available for
   common shareholders...........................    $   (14,123)  $    21,156    $  (16,053)   $  (32,032)   $   11,751

BALANCE SHEET DATA:
Total assets.....................................    $   637,864   $   663,570    $  555,571    $  633,704    $  643,616
Total working capital............................         74,244        37,734        76,112        80,771       105,630
Total debt.......................................        495,045       359,317       316,673       376,141       375,810
Total redeemable preferred stock.................        109,268            --            --            --            --
Total stockholders' equity (e)...................       (174,323)       68,556        50,177        62,313        96,785

(a)      See Note 4 of the "Notes to Consolidated Financial Statements."

(b)      See Note 3 of the "Notes to Consolidated Financial Statements."

(c)      See Note 6 of the "Notes to Consolidated Financial Statements."

(d)      See Note 12 of the "Notes to Consolidated Financial Statements."

(e)      Negative  stockholders'  equity  in  2000  was  caused  by the  recapitalization.  See  Note 3 of  the  "Notes  to
          Consolidated Financial Statements."

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company and subsidiaries for the three years ended December 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

                Consolidated net sales for the year ended December 31, 2000 were $809.5 million as compared to $732.9 million in 1999, an increase of 10.5%. The increase was principally due to the acquisition of May Verpackungen in
December 1999. Along business segment lines, Aerosol net sales in 2000 decreased to $357.7 million from $365.3 million in
1999, a 2.1% decline, due principally to decreased unit volume. International net sales increased to $239.6 million in
2000 from $129.6 million in 1999, an increase of $110.0 million or 84.9%, due to the May acquisition.  Net sales for 2000 for May were $118.2 million. There was a $9.4 million negative impact in 2000 due to U.S. dollar translation on sales made in foreign currencies. The Paint, Plastic and General Line segment had a 4.2% decrease in net sales, from $167.6 million in 1999 to $160.5 million in 2000.  This decrease is due to the loss of a Plastite customer in 1999 coupled with an overall decrease in product demand. In the Custom & Specialty segment, sales were down 25.9% from $69.8 million in
1999 to $51.7 million in 2000, primarily due to the sale of the Wheeling metal closure and Warren lithography businesses
(see Note (4) to the Consolidated Financial Statements).  Excluding Wheeling and Warren, net sales were down 7.3% from
$52.1 million in 1999 to $48.3 million in 2000.

                Consolidated cost of goods sold of $693.2 million for 2000 was up $62.8 million, a 10.0% increase from
1999. The principal reason for the increase was the May acquisition ($105.0 million in 2000) offset by the sale of the
Wheeling metal closure and the Warren lithography businesses ($11.4 million), $8.0 million negative impact in 2000 due to
U.S. dollar translation on sales made in foreign currencies, and decreased volume combined with operating efficiencies of
$22.8 million. Gross profit margin of 14.4% in 2000 increased 0.4% from 1999.  Throughout the Company, there is a continuing focus on cost savings and expense reduction opportunities.

                Selling, general and administrative costs increased from $35.5 million to $45.9 million between 1999 and
2000. The increase is primarily due to the acquisition of May Verpackungen in December 1999 which accounted for $7.8 million of the increase. The remainder of the increase is due to higher marketing expenses being invested to improve customer service. As a percent of sales, selling, general and administrative costs increased from 4.9% in 1999 to 5.7% in
2000.

                On July 7, 2000, a reduction in force program was announced , under which 81 salaried and 39 hourly positions have been eliminated. A one-time pre-tax charge of $3.4 million for severance and other termination related costs was recorded in the third quarter of 2000. Annual savings of $5.0 million are expected to be realized from this program.  There also was an $18.9 million charge in the fourth quarter of 2000 related to the recapitalization. See Notes
(3) and (4) to the Consolidated Financial Statements for further discussion on the recapitalization and the special charge, respectively.

                Interest expense in 2000 increased 35.3%, or $10.6 million, versus 1999. Increased interest expense can be attributed to borrowings made in connection to the May acquisition (which occurred on December 30, 1999) and with the recapitalization transaction.  See caption "Liquidity and Capital Resources" and Notes (3), (5) and (6) to the
Consolidated Financial Statements for further discussion on the recapitalization transaction, the May acquisition and the
Company's debt position.

                In connection with the recapitalization, substantially all of the Company's 10 1/8% subordinated notes were redeemed and an extraordinary charge for the redemption premium and the write-off of related deferred financing costs of $14.9 million (net of related income taxes) was recorded.  In addition, a payment in kind dividend of $2.6 million on the redeemable preferred stock issued in connection with the recapitalization was recorded in 2000.  See Note
(12) to the Consolidated Financial Statements.

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

                Consolidated  net sales for the year ended  December  31,  1999 were  $732.9  million,  an increase of 0.3%
versus  $731.0 million in 1998. Along business segment lines,  Aerosol net sales increased 2.1% from $357.8 million in 1998 to $365.3 million in 1999, primarily due to increased U.S. demand.  International  operations  experienced an 8.1% increase in net sales,  from the $119.9 million  reported in 1998 to $129.6 million in 1999.  Increased  efficiencies and production at the Wales facility is the primary contributor to the growth  internationally.  Consistent with expectations,  the Paint,
Plastic and General Line segment had a 2.3%  decrease in net sales from $171.6  million in 1998 to $167.6  million in 1999, due to reduced  customer  requirements  during the year. In the Custom and Specialty  segment,  sales  decreased  8.4% from
$76.2 million in 1998 to $69.8 million in 1999, due  principally to significant  liquidation of excess holiday  products in early 1998 and softer markets in 1999. Key management  changes were made in mid-1999 to address Custom and Specialty  sales and operational issues.

                Consolidated  cost of goods sold of  $630.4 million  for 1999  decreased  $8.5 million,  an 1.3%  decrease, versus  $638.9 million  in 1998 due to  consolidation  of operations and an increased  focus on cost saving  opportunities.
Gross  margin of 14.0%  compares  favorably  to the 12.6%  reported  in 1998 due to  benefits  derived  from  restructuring programs,  productivity  improvements as a result of line speed-ups and cost reduction  programs  instituted in the plants, as well as the ramp-up of the Wales facility.

                Selling,  general and administrative  costs increased 2.9% from $34.5 million to $35.5 million between 1998 and 1999. As a percent of sales, selling, general and administrative costs remained flat at 4.8%.

                In the third quarter of 1998, a pre-tax special charge of $35.9 million was established.  The provision was for the closure of several  facilities  and  write-downs  of non-core  businesses.  Costs related to closing and realigning selected  lithography  facilities  servicing  the core  business was also included in the provision as part of our national lithography strategy. The 1998 special charge included charges for non-cash items of $27.7 million.

                Interest expense in 1999 was $29.9 million,  a decrease of 14.4%, or $5.0 million,  versus $34.9 million in
1998.  Prior to the May acquisition in late December,  long-term debt had been reduced by  $48.0 million as excess cash was used to redeem  some of the 10 1/8%  notes due 2006.  Including  the May  acquisition,  long-term  debt  increased  3.4% or
$10.6 million  in 1999 as compared to 1998. In 1999, there were 10 months in which no borrowings were made under the credit agreement.

                In 1999, a $1.3 million  extraordinary  charge (net of related income taxes of  $0.8 million)  was recorded for the early redemption  premium on  $27.7 million  of the 10 1/8% notes and the write-off of related  deferred  financing costs.

LIQUIDITY AND CAPITAL RESOURCES

                During 2000,  liquidity  needs were met through  internally  generated  cash flow, the sale of the Wheeling metal closures and Warren lithography  businesses,  borrowings made under lines of credit and a sale/leaseback  transaction of certain  manufacturing  assets.  Principal  liquidity needs included  working capital  (primarily  inventory and accrued expenses),  the  recapitalization,  debt and interest payments and capital  expenditures.  Cash flow provided by operations was  $28.7 million  for the year ended  December 31, 2000,  compared to cash provided of  $62.5 million  for the year ended
December 31, 1999.  The decrease was primarily due to the aforementioned working capital needs.

                Net cash used in investing  activities was $8.6 million in 2000, as compared to $91.5 million in 1999. Cash was provided in 2000 by the sale of the Wheeling metal closure and Warren  lithography  businesses  for $12.1 million,  and the  sale/leaseback  transaction  of certain  manufacturing  assets.  Cash used for investing  activities for 1999 included
$63.8 million paid to acquire May. Total capital  expenditures  in 2000 were  $24.5 million  versus  $31.0 million  in 1999
(which included the installation of two new  state-of-the-art  lithography  presses).  Capital expenditures are expected to be  approximately  $150.0  to  $200.0 million  during  the  five  years  commencing  2001,  in  roughly  equal  amounts  of
$30.0 million  to  $40.0 million a year. They are expected to be funded from operations and borrowings  under the revolving credit facility.  Capital  investments have historically  yielded reduced operating costs and improved profit margins,  and management  believes that the strategic  deployment of capital will enable overall  profitability  to improve by leveraging the economies of scale inherent in the manufacturing of containers

                Concurrent with the  recapitalization,  $175.0 million Senior  Subordinated Notes ("the Notes") were issued and the Senior Secured  Credit  Facility  ("the  Facility")  was placed.  The Notes will mature on October 4, 2010 and will bear  interest at a rate of 12 3/8% per annum until  maturity.  The Company will pay interest  semiannually  on April 1 and
October 1 of each year,  beginning  April 1,  2001.  The Facility  provides for two tranches of term loans in the aggregate principal amount of  $260.0 million.  In addition,  the Facility provides for a revolving credit facility that will provide revolving  loans in an  aggregate  amount up to  $140.0 million.  Upon  closing of the  recapitalization,  the full  amount available  under the term loan  facilities  was  borrowed  and  approximately  $20.5 million  under  the  revolving  credit facility.  The borrowings under the revolving credit facility are available to fund working capital  requirements,  capital expenditures and other general corporate purposes.  The tranche A term loan facility of $80.0 million  matures in quarterly installments  from December 31,  2000 through October 4, 2006. The tranche B term loan facility of  $180.0 million  matures in quarterly  installments from December 31,  2000 through October 4, 2008.  Principal  repayments  required under the term loan  facilities  are  $6.0 million  in  2001increasing  to $65  million in 2008.  Additionally,  the  Facility  requires a prepayment in the event that excess cash flow (as defined)  exists and following  certain  other  events,  including  asset sales and issuances of debt and equity.  The Facility has a number of financial  covenants and restrictive  covenants.  See
Note (6) to the Consolidated Financial Statements.

                During the first quarter of 2001,  we  experienced  a decline in order  volumes  consistent  with the steel aerosol can market  generally.  Management  believes these lower volumes are mainly created by inventory  reductions in the consumer  products  market in both the U.S. and Europe.  In addition,  May  Verpackungen  experienced  difficulties  with a major  customer in the second half of 2000  resulting in reduced  production  for a portion of 2000.  As a result,  May was required to re-qualify its production  process with this customer before returning to prior production  levels,  which will negatively  impact  the first  half of 2001.  Because we have a fixed  cost  base,  our  earnings  levels and cash flow are sensitive to unit volumes levels.

                Under our senior  secured  credit  facilities,  there are  several  financial  covenants  tied to  specific earnings and debt  levels,  as well as interest and fixed charge  coverage  ratios.  As a result of the volume  shortfalls, there is  uncertainty  as to whether we will be in compliance  under our covenants at the end of the first quarter of 2001.
We are not required to report the results of our first quarter  operations to the lenders until May 1, 2001,  and we do not expect to know our  definitive  results of  operations  for this period  until April 26,  2001.  In the event we are not in compliance  with our  covenants,  we expect to  negotiate  with the  lenders  and  obtain a waiver.  We cannot be  assured, however,  that the lenders  will agree to grant us a waiver.  As of March 23, 2001 the total amount  outstanding  under our senior credit  facility was $306 million.  A default under our credit  facility which is not waived could allow the lenders to accelerate the outstanding  indebtedness.  Accelerated  indebtedness  that is unpaid for a period of ten days would also trigger a default of our $175,000,000 principal amount 12-3/8% Senior Subordinated Notes due 2010.

                In addition,  we issued  $106.7 million  in preferred  stock and  $53.3 million  in common stock was issued concurrent  with the  recapitalization.  The preferred stock has a liquidation  preference  equal to the purchase price per share,  plus all accrued and unpaid  dividends.  The  preferred  stock ranks senior to all classes of U.S. Can  Corporation common stock and is not convertible  into common stock.  Dividends  accrue on the preferred stock at an annual rate of 10%, are cumulative from the date of issuance and compounded quarterly,  on March 31,  June 30,  September 30 and December 31 of
each year and are payable in cash when and as declared by the Board of Directors,  so long as sufficient  cash is available to make the dividend  payment and has been obtained in a manner  permitted under the terms of the new senior secured credit facility and the indenture.

                Funds generated from the recapitalization  were used to retire all of the borrowings  outstanding under the
Company's former credit  agreement,  to repay the principal,  accrued interest and tender premium  applicable to U.S. Can's
10 1/8% Notes due 2006,  to pay fees and  expenses  associated  with the  transaction  and to make  payments to U.S.  Can's existing stockholders and optionholders as previously described.

                The following table sets forth the sources and uses of funds in connection with the  recapitalization as of
October 4, 2000:

                                                                                            Amount
                                                                                     (Dollars in Millions)
                                                                                     ---------------------

Sources of Funds:
   New Senior Secured Credit Facility:
      Revolving Credit Facility..................................        $20.5
      Term Loans.................................................        260.0
   12 3/8% Senior Subordinated Notes due October 1, 2010.........        175.0
   Preferred Stock...............................................        106.7
   Common Stock..................................................         53.3
                                                                  -------------
Total Sources....................................................       $615.5

Uses of Funds:
   Purchase Capital Stock........................................       $277.5
   Refinance Existing Debt.......................................        309.0
   Payment of Fees and Expenses (a)..............................         29.0
                                                                  -------------
Total Uses.......................................................       $615.5

                (a) We paid $4.6 million in  additional  expenses  related to the  recapitalization  after October 4, 2000.
See Note (3) to the Consolidated Financial Statements for further discussion on the recapitalization transaction.

                Primary  sources of liquidity are cash flow from operations and borrowings  under the new revolving  credit facility.  Management expects that ongoing requirements for debt service,  working capital and capital expenditures will be funded from these  sources.  Based upon the current  level of  operations  and  anticipated  growth,  cash  generated  from operations  together  with  amounts  available  under the  revolving  credit  facility  are expected to be adequate to meet anticipated debt service  requirements,  capital  expenditures and working capital needs for the next several years. Future operating  performance  and the ability to service or  refinance  the notes,  to service,  extend or  refinance  the senior secured credit facility and to redeem or refinance our preferred  stock will be subject to future  economic  conditions and to financial, business and other factors, many of which are beyond management's control.

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

ACQUISITIONS

                The  Company  believes  that  strategic   acquisition   opportunities  are  important  to  its  growth.  In
December 1999,  U.S. Can acquired all of the partnership  interests of May for an aggregate  amount of  $64.6 million.  The acquisition  was financed  using  borrowings  made by U.S. Can under the Credit  Agreement.  On February 20, 2001,  certain assets of Olive Can Company, a Custom and Specialty manufacturer were acquired.

                The Company will  continue to evaluate  and  selectively  pursue  acquisitions  which adhere to U.S.  Can's stated strategy of seeking rigid  packaging  companies that will  complement and grow the Company's  existing  product base and create value for  shareholders.  If  acquisitions  are made,  the Company would expect to finance them through cash and debt financing as appropriate under the conditions in effect at the time of the acquisition.

NEW ACCOUNTING PRONOUNCEMENTS

                In June 1998, the Financial  Accounting  Standards  Board (FASB) issued  Statement of Financial  Accounting
Standards  (SFAS) No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging  Activities",  which  establishes  new accounting and reporting  standards for  derivative  instruments.  In June 1999, the FASB issued SFAS No. 137,  "Accounting for Certain  Derivatives and Certain Hedging  Activities - A Deferral of the Effective Date of FASB Statement No. 133", and
in June 2000, the FASB issued SFAS No. 138,  "Accounting for Certain Derivative  Instruments and Certain Hedging Activities
- An Amendment of FASB Statement No. 133."

                These rules require that all derivative  instruments be reported in the consolidated  financial  statements at fair  value.  Changes in the fair value of  derivatives  are to be recorded  each  period as a component  of earnings or other  comprehensive  income,  depending  on whether the  derivative  is  designated  and is  effective as part of a hedged transaction,  and on the  type of  hedge  transaction.  Gains  or  losses  on  derivative  instruments  reported  in  other comprehensive  income must be  reclassified  as earnings in the period in which  earnings  are  affected by the  underlying hedged item, and the  ineffective  portion of all hedges must be recognized in earnings in the current  portion.  These new standards may result in additional  volatility in reported  earnings,  other  comprehensive  income and  accumulated  other comprehensive  income.  These  rules  become  effective  for us on  January  1,  2001.  We will  record  the  effect of the transition  to these new  accounting  requirements  in the first  quarter of 2001.  The effect of this change will decrease stockholders' equity (other comprehensive loss) by approximately $2.5 million.

                The  Emerging  Issues Task Force  released  Issue No.  00-10 (EITF  00-10),  "Accounting  for  Shipping and
Handling  Revenues and Costs" in July of 2000. EITF 00-10 requires that amounts  billed,  if any, for shipping and handling be included in revenue and costs  incurred  for  shipping  and  handling are required to be recorded in cost of goods sold.
The impact of  implementing  EITF 00-10 was to  increase  each of net sales and cost of goods sold by  approximately  $22.9 million,  $18.8  million  and $20.7  million  in 2000,  1999 and 1998  respectively.  There was no net impact on results of operations nor financial position caused by the implementation of EITF 00-10.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency and Interest Rate Risk

Foreign Currency Risk

                The Company has engaged in transactions  that carry some degree of foreign currency risk. As such, a series of forward hedge contracts have been entered into to mitigate the foreign  currency risks  associated with the financing of one production facility in the United Kingdom as follows:

                                    2001        2002            2003            2004           2005            Thereafter
                                    -------------------------------------------------------------------------------------
Forward Exchange Contracts                                            (in millions)
(Receive $US / Pay GBP)
   Contract amount ................ $3.00       $2.90          $2.80           $15.60             -                 -
Average Contractual
   Exchange Rate ..................  1.54        1.52           1.50             1.49             -                 -

 ................Foreign  exchange risk is also borne  because much of the financing is currently  obtained in United States dollars,  but a  portion  of  the  Company's  revenues  and  expenses  occur  in the  various  currencies  of  our  foreign subsidiaries'  operations.  The new  revolving  credit  facility  allows  certain  foreign  subsidiaries  to  borrow  up to
$75 million in British Pounds  Sterling,  German  Deutsche Marks and Euros.  The Company has not made  borrowings in any of these currencies.

Interest Rate Risk

 ................Interest rate risk exposure is primarily the result of floating rate borrowings.  A portion of the interest rate risks have been hedged by entering into a swap and collar  agreements.  Since the counterparties to the agreements are also lenders under the senior  secured  credit  facility,  obligations  under these  agreements are subject to the security interest under the terms of the senior secured credit facility. See "Other Indebtedness."

 ................The table below  provides  information  about the  Company's  derivative  financial  instruments  and other financial  instruments  that  are  sensitive  to  changes  in  interest  rates,  including  interest  rate  swaps  and debt obligations.  For debt  obligations,  the table presents  principal cash flows and related  weighted average interest rates by expected  maturity  dates.  For  interest  rate swaps and  collars,  the table  presents  notional  amounts and weighted average  interest rates by expected  (contractual)  maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                                   2001           2002           2003           2004            2005           Thereafter
                                   --------------------------------------------------------------------------------------
Debt Obligations                                                      (in millions)
----------------
Fixed rate.....................  $6.0             $7.0           $19.2          $0.7            $0.5           $176.7
Average interest rate..........    6.93%          6.99%          8.39%          6.33%           6.13%          12.34%
Variable rate..................  $9.7             $9.0           $10.0          $14.0           $21.0          $221.3
Average interest rate..........  10.04%           11.78%         11.78%         11.77%          11.76%         11.8%
Interest Rate Swaps
-------------------
Variable to Fixed..............  $83.3            $83.3          $83.3          $ --            $ --           $ --
Pay / receive rate.............    6.625%         6.625%         6.625%            --              --             --
Interest Rate Collars
---------------------
Contract Amount................    $41.7          $41.7          $41.7             --              --             --
Cap Rate.......................    7.25%          7.25%          7.25%             --              --             --
Floor Rate.....................    6.10%          6.10%          6.10%             --              --             --

                The Company does not utilize derivative financial instruments for trading or other speculative purposes.

                Based upon  borrowing  rates  currently  available to the Company for  borrowings  with  similar  terms and maturities,  the fair value of the  Company's  total debt was  approximately  $495.3  million as of December 31,  2000.  No quoted market value is available  (except on the 12 3/8% Senior  Subordinated  Notes).  These amounts,  because they do not include  certain  costs  such as  prepayment  penalties,  do not  represent  the amount  the  Company  would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                   Page
                                                                                                                   ----

                                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     TO U.S. CAN CORPORATION:

     We have audited the accompanying consolidated balance sheets of U.S. CAN CORPORATION (a Delaware corporation) AND
     SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders'
     equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Can Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
March 6, 2001

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (000's omitted)

                                                                               For the Year Ended
                                                             -------------------------------------------------------
                                                               December 31,       December 31,       December 31,
                                                                   2000               1999               1998
                                                             -----------------  -----------------  -----------------

Net Sales.................................................          $809,497           $732,897           $730,951
Cost of Sales.............................................           693,158            630,411            638,861
                                                             -----------------  -----------------  -----------------
     Gross income.........................................           116,339            102,486             92,090
Selling, General and Administrative Expenses..............            45,887             35,511             34,473
Special Charges...........................................             3,413                  -             35,869
Recapitalization Charges..................................            18,886                  -                  -
                                                             -----------------  -----------------  -----------------
     Operating income.....................................            48,153             66,975             21,748
Interest Expense..........................................            40,468             29,901             34,935
                                                             -----------------  -----------------  -----------------
     Income (loss) before income taxes....................             7,685             37,074            (13,187)
Provision (benefit) for income taxes......................             4,344             14,622             (5,662)
                                                             -----------------  -----------------  -----------------
     Income (loss) from operations before discontinued                 3,341             22,452             (7,525)
       operations and extraordinary item..................
Net loss on sale of discontinued businesses, net of
  income taxes............................................                 -                  -             (8,528)
Extraordinary Item, net of income taxes
Net loss from early extinguishment of debt................           (14,863)            (1,296)                 -
                                                             -----------------  -----------------  -----------------
Net Income (Loss) Before Preferred Stock Dividends........           (11,522)            21,156            (16,053)
Preferred Stock Dividend Requirement......................            (2,601)                 -                  -
                                                             -----------------  -----------------  -----------------
Net Income (Loss) Available for Common Stockholders.......          $(14,123)           $21,156           $(16,053)
                                                             =================  =================  =================

                              The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                          (000's omitted, except per share data)

                                                                                December 31,           December 31,
                                  ASSETS                                            2000                   1999
                                                                            ---------------------  ---------------------
CURRENT ASSETS:
     Cash and cash equivalents............................................              $10,784                $15,697
     Accounts receivables, net of allowances..............................               90,763                 91,864
     Inventories, net.....................................................              113,902                115,979
     Deferred income taxes................................................               12,538                 16,114
     Other current assets.................................................               23,300                 19,677
                                                                            ---------------------  ---------------------
          Total current assets............................................              251,287                259,331

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization...........................................              272,220                332,504

GOODWILL, less amortization...............................................               70,712                 50,478

OTHER NON-CURRENT ASSETS..................................................               43,645                 21,257

                                                                            ---------------------  ---------------------
          Total assets....................................................             $637,864               $663,570
                                                                            =====================  =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt and capital lease obligations...              $14,671                $38,824
     Accounts payable.....................................................              102,274                104,189
     Accrued expenses.....................................................               46,479                 50,711
     Restructuring reserves...............................................               11,915                 25,016
     Income taxes payable.................................................                1,704                  2,857
                                                                            ---------------------  ---------------------
          Total current liabilities.......................................              177,043                221,597

LONG TERM DEBT............................................................              480,374                320,493

DEFERRED INCOME TAXES PAYABLE.............................................                3,083                 10,670

OTHER LONG-TERM LIABILITIES...............................................               42,419                 42,254
                                                                            ---------------------  ---------------------

          Total liabilities...............................................              702,919                595,014

PREFERRED STOCK...........................................................              109,268                      -

STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value........................................                  533                    135
     Additional Paid -in-capital..........................................               52,800                112,840
     Unearned restricted stock............................................                    -                   (629)
     Treasury common stock at cost........................................                    -                 (1,380)
     Currency translation adjustment......................................              (19,674)                (7,771)
     Accumulated deficit..................................................             (207,982)               (34,639)
                                                                            ---------------------  ---------------------
          Total stockholders' equity......................................             (174,323)                68,556
                                                                            ---------------------  ---------------------
               Total liabilities and stockholders' equity.................             $637,864               $663,570
                                                                            =====================  =====================

                                The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (000's omitted)
                                                                                Accumulated Other
                                                                               Comprehensive Loss
                                                                            --------------------------
                             Common     Paid-in-CapitUnearned    Treasury    Cumulative    Minimum    Accumulated   Comprehensive
                                                                                           Pension
                                                    Restricted    Common    Translation   Liability
                               Stock                  Stock        Stock     Adjustment   Adjustment    Deficit     Income (Loss)
                             ------------------------------------------------------------------------------------------------------
BALANCE AT                    $    131   $108,003    $  (2,558)   $  (714)    $  (2,193)   $    (614)   $(39,742)
   DECEMBER 31, 1997.......
Net loss...................          -          -            -          -             -            -     (16,053)     $   (16,053)
Issuance of stock under
   employee benefit plans..          -          -            -        716             -            -           -                -
Purchase of treasury stock.          -          -            -     (1,730)            -            -           -                -
Exercise of stock options..          2      1,656            -          -             -            -           -                -
Issuance of restricted stock         -        180         (180)         -             -            -           -                -
Amortization of unearned
  restricted stock.........          -          -        1,909          -             -            -           -                -
Equity adjustment to
reflect
   minimum pension liability         -          -            -          -             -          614           -              614
Cumulative translation
   adjustment..............          -          -            -          -           750            -           -              750
                                                                                                                   ----------------
Comprehensive loss.........                                                                                           $   (14,689)
                             --------------------------------------------------------------------------------------================
BALANCE AT                         133    109,839         (829)    (1,728)       (1,443)           -     (55,795)
   DECEMBER 31, 1998.......
Net income.................          -          -            -          -             -            -      21,156      $    21,156
Issuance of stock under
   employee benefit plans..          -          -            -        850             -            -           -                -
Purchase of treasury stock.          -          -            -       (502)            -            -           -                -
Exercise of stock options..          2      2,818            -          -             -            -           -                -
Issuance of restricted stock         -        183         (183)         -             -            -           -                -
Amortization of unearned
   restricted stock........          -          -          383          -             -            -           -                -
Cumulative translation
   adjustment..............          -          -            -          -        (6,328)           -           -           (6,328)
                                                                                                                   ----------------
Comprehensive income.......                                                                                           $    14,828
                                                                                                                   ================
                             --------------------------------------------------------------------------------------
BALANCE AT                    $    135   $112,840    $    (629)   $(1,380)    $  (7,771)   $       -    $(34,639)
   DECEMBER 31, 1999.......
                             ======================================================================================

                                The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-- (Continued)
                                                      (000's omitted)

                                                                                Accumulated Other
                                                                               Comprehensive Loss
                                                                            --------------------------
                             Common     Paid-in-CapitUnearned    Treasury    Cumulative    Minimum    Accumulated   Comprehensive
                                                                                           Pension
                                                    Restricted    Common    Translation   Liability
                               Stock                  Stock        Stock     Adjustment   Adjustment    Deficit     Income (Loss)
                             ------------------------------------------------------------------------------------------------------
BALANCE AT                    $    135   $112,840    $    (629)   $(1,380)    $  (7,771)   $       -    $(34,639)
   DECEMBER 31, 1999.......
Net loss before preferred
   stock dividends.........          -          -            -          -             -            -     (11,522)     $   (11,522)
Redemption of common stock
   and exercise of stock
   options in connection
with
   the recpaitalization....       (134)  (110,973)         305          -             -            -    (159,220)               -
Purchase of treasury stock.          -          -            -       (488)            -            -           -                -
Retirement of treasury stock        (1)    (1,867)           -      1,868             -            -           -                -
Issuance of common stock in
   recapitalized company...        533     52,800            -          -             -            -           -                -
Preferred stock dividends..          -          -            -          -             -            -      (2,601)               -
Amortization of unearned
   restricted stock........          -          -          324          -             -            -           -                -
Cumulative translation
   adjustment..............          -          -            -          -       (11,903)           -           -          (11,903)
                                                                                                                   ----------------
Comprehensive loss.........                                                                                           $   (23,425)
                                                                                         -------------             ================
                             --------------------------------------------------------------------------------------
BALANCE AT                    $    533   $ 52,800    $       -    $     -     $ (19,674)   $       -    $(207,982)
   DECEMBER 31, 2000.......
                             ======================================================================================

                                The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (000's omitted)

                                                                                    For the Year Ended December 31,
                                                                            ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            2000            1999             1998
                                                                            --------------- ---------------  ---------------
  Net income (loss) before preferred stock dividends requirements.......         $(11,522)        $21,156         $(16,053)
  Adjustments to reconcile net income to net cash provided by...........
     operating activities -
     Depreciation and amortization......................................           33,670          31,863           35,439
     Special Charge.....................................................            3,413               -           35,869
     Recapitalization Charge............................................           18,886               -                -
     Loss on Sale of Business...........................................                -               -            8,528
     Extraordinary loss on extinguishment of debt.......................           14,863           1,296                -
     Deferred income taxes..............................................           (4,344)         11,124           (6,916)
     Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable................................................         (11,869)        (14,464)          10,275
      Inventories........................................................          (3,587)          4,211           15,324
      Accounts payable...................................................          10,733          14,805             (667)
      Accrued expenses...................................................          (7,363)         (8,563)          (8,228)
      Other, net.........................................................         (14,148)          1,024           (8,608)
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
         Net cash provided by operating activities.......................          28,732          62,452           64,963
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................          (24,504)        (30,982)         (22,828)
  Acquisition of businesses, net of cash acquired.......................                -         (63,847)               -
  Proceeds from sale of business........................................           12,088           4,500           28,296
  Proceeds from sale of property........................................            8,755             448            6,601
  Investment in Formametal S.A..........................................           (4,914)         (1,600)          (3,000)
                                                                            --------------- ---------------  ---------------
         Net cash provided by (used in) investing activities............           (8,575)        (91,481)           9,069
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock .............................................           53,333               -                -
  Issuance of preferred stock ..........................................          106,667               -                -
  Retirement of common stock and exercise of stock options..............         (270,022)          2,820            1,658
  Purchase of treasury stock............................................             (488)           (502)          (1,730)
  Issuance of 12 3/8% notes.............................................          175,000               -                -
  Repurchase of 10 1/8% notes...........................................         (254,658)        (27,696)         (10,675)
  Net borrowings (payments) under the old revolving line of credit and changes
     in cash overdrafts.................................................          (56,100)         23,553          (36,770)
  Borrowing of Tranche A loan...........................................           80,000               -                -
  Borrowing of Tranche B loan...........................................          180,000               -                -
  Borrowing of  other long-term debt, including capital lease obligations          19,286          38,598                -
  Payments of long-term debt, including capital lease obligations.......          (22,528)         (9,449)         (15,618)
  Payment of debt financing costs.......................................          (16,137)              -                -
  Payment of recapitalization costs.....................................          (18,886)              -                -
                                                                            --------------- ---------------  ---------------
                                                                            --------------- ---------------  ---------------
         Net cash provided by (used in) financing activities............          (24,533)         27,324          (63,135)
                                                                            --------------- ---------------  ---------------
                                                                            --------------- ---------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................             (537)           (670)             402
                                                                            --------------- ---------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................           (4,913)         (2,375)          11,299
CASH AND CASH EQUIVALENTS, beginning of year............................           15,697          18,072            6,773
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of year..................................          $10,784         $15,697          $18,072
                                                                            =============== ===============  ===============

                                The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              DECEMBER 31, 2000, 1999 AND 1998

(1)  Basis of Presentation and Operations

                The consolidated  financial  statements  include the accounts of U.S. Can Corporation (the "Corporation" or
"U.S.  Can"), its wholly owned  subsidiary,  United States Can Company  ("United States Can"), and U.S. Can's  subsidiaries
(the "Subsidiaries").  All significant intercompany balances and transactions have been eliminated.  The consolidated group is  referred  to herein as the  Company.  Certain  prior year  amounts  have been  reclassified  to  conform  with the 2000 presentation.

                The Company is a supplier of steel and plastic containers for personal care, household,  food,  automotive, paint and industrial  supplies,  and other  specialty  products.  The Company owns or leases 16 plants in the United States and 10 plants located in Europe.

(2)  Summary of Significant Accounting Policies

                (a) Cash and Cash Equivalents - The Company  considers all liquid  interest-bearing  instruments  purchased with an original maturity of three months or less to be cash equivalents.

                (b)  Accounts  Receivable  Allowances  - Activity in the  accounts  receivable  allowances  accounts was as follows (000's omitted):

                                                                                  2000             1999             1998
                                                                                  ----             ----             ----

   Balance at beginning of year...........................................    $      13,367   $    17,063    $    15,134
      Provision for doubtful accounts.....................................              516           997            881
      Change in discounts, allowances and rebates,
         net of recoveries................................................           (2,449)       (3,914)         2,525
      Net write-offs of doubtful accounts.................................             (463)         (779)        (1,477)
                                                                              -------------   -----------    -----------
   Balance at end of year.................................................    $      10,971   $    13,367    $    17,063
                                                                              =============   ===========    ===========

                (c)  Inventories--Inventories  are stated at the lower of cost or market and  include  material,  labor and factory  overhead.  Costs for United States  inventory have been determined using the last-in,  first-out  ("LIFO") method.
Had the  inventories  been valued  using the  first-in,  first-out  ("FIFO")  method,  the amount  would not have  differed materially from the amounts as determined using the LIFO method.  Costs for Subsidiaries'  inventory of approximately $44.2 million at December 31, 2000 and $49.6 million as of December 31, 1999 have been determined by the FIFO method.

                Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                               2000              1999
                                                                                               ----              ----

    Raw materials.......................................................................   $       28,540    $    30,821
    Work in progress....................................................................           49,728         49,884
    Finished goods......................................................................           35,634         35,274
    Total Inventory.....................................................................   $      113,902    $   115,979
                                                                                           ==============    ===========

                (d) Property,  Plant and  Equipment--Property,  plant and equipment is recorded at cost. Major renewals and betterments  which  extend the useful life of an asset are  capitalized;  routine  maintenance  and repairs are expensed as
incurred.   Maintenance  and  repairs  charged  against  earnings  were  approximately  $27.5 million,   $29.4 million  and
$29.9 million  in 2000, 1999 and 1998,  respectively.  Upon sale or retirement of these assets,  the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

                Depreciation for financial reporting purposes is principally  provided using the straight-line  method over the estimated  useful lives of the assets,  as follows:  buildings-25 to 40 years;  machinery and equipment--5 to 20 years.
Equipment  under capital leases are amortized  over the life of the lease.  Depreciation  expense was $28.7 million,  $28.8 million and $30.5 million for 2000, 1999 and 1998, respectively.

                Property reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                               2000              1999
                                                                                               ----              ----

    Land ...............................................................................   $        6,543    $    14,541
    Buildings...........................................................................           65,158         83,106
    Machinery and equipment.............................................................          402,822        407,043
    Capital leases......................................................................           13,137         23,484
    Construction in process.............................................................           22,266         32,873
                                                                                                  509,926        561,047
    Accumulated depreciation and amortization...........................................        (237,706)       (228,543)
    Total Property......................................................................   $      272,220    $    332,504
                                                                                           ==============    ============

                The Company  acquired  May  Verpackungen  on December  30, 1999 (see Note (5)).  During  2000,  the Company
finalized  the amounts  assigned to the net assets  acquired.  The final amount  assigned to property,  plant and equipment was  approximately  $28.0 million less than the amount  reflected in the December 31, 1999 balance sheet,  and goodwill was increased accordingly.

                (e)  Goodwill - The excess  purchase  price  over the fair value of the net assets of  businesses  acquired
("goodwill"),  is amortized on a  straight-line  basis over the periods of expected  benefit,  ranging from 20 to 40 years.
The related  amortization  expense was $2.9 million,  $1.7 million and $1.8 million for the years ended December 31,  2000,
1999 and 1998,  respectively.  The Company  continually  reviews whether  subsequent events and circumstances have occurred that  indicate the remaining  estimated  useful life of goodwill may warrant  revision or its  recoverable  value  requires adjustment. In assessing and measuring  recoverability,  the Company uses projections to determine whether future operating income (net of tax) exceeds the goodwill  amortization.  In addition to the amount  discussed  in (d)  Property,  Plant and
Equipment,  there were further  goodwill  adjustments  of $3.9 million  relating to  finalization  of the fair value of the assets acquired in the May acquisition.

                (f)  Deferred  Financing  Costs -  Costs  related  to the  issuance  of new  debt  are  included  in  other non-current  assets  and are  deferred  and  amortized  over the terms of the  related  debt  agreements.  Financing  costs expensed in 2000,  1999,  and 1998 were $1.7  million,  $1.2  million and $1.8  million,  respectively  and are included in interest expense.

                (g) Revenue - Revenue is  recognized  when goods are shipped to the customer.  Estimated  sales returns and allowances are recognized as an offset against revenue in the period in which the related revenue is recognized.

                (h)  Foreign  Currency   Translation  -  The  functional  currency  for  substantially  all  the  Company's
Subsidiaries is the applicable local currency.  The translation from the applicable  foreign  currencies to U.S. dollars is performed for balance sheet accounts  using current  exchange rates in effect at the balance sheet date and for revenue and expense  accounts using an average  exchange rate  prevailing  during the period.  The gains or losses  resulting from such translation  are included in  stockholders'  equity.  Gains or losses  resulting  from foreign  currency  transactions  are included in operating income and were not material in 2000, 1999 or 1998.

                (i) New Accounting  Pronouncements - In June 1998, the Financial  Accounting  Standards Board (FASB) issued
Statement  of  Financial  Accounting  Standards  (SFAS)  No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging
Activities",  which establishes new accounting and reporting standards for derivative  instruments.  In June 1999, the FASB issued SFAS No. 137,  "Accounting  for Certain  Derivatives  and Certain  Hedging  Activities - A Deferral of the Effective
Date of FASB  Statement  No.  133",  and in June 2000,  the FASB issued SFAS No. 138,  "Accounting  for Certain  Derivative
Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133."

                These rules require that all derivative  instruments be reported in the consolidated  financial  statements at fair  value.  Changes in the fair value of  derivatives  are to be recorded  each  period as a component  of earnings or other  comprehensive  income,  depending  on whether the  derivative  is  designated  and is  effective as part of a hedged transaction,  and on the  type of  hedge  transaction.  Gains  or  losses  on  derivative  instruments  reported  in  other comprehensive  income must be  reclassified  as earnings in the period in which  earnings  are  affected by the  underlying hedged item, and the  ineffective  portion of all hedges must be recognized in earnings in the current  portion.  These new standards may result in additional  volatility in reported  earnings,  other  comprehensive  income and  accumulated  other comprehensive  income.  These  rules  become  effective  for us on  January  1,  2001.  We will  record  the  effect of the transition  to these new  accounting  requirements  in the first  quarter of 2001.  The effect of this change will decrease stockholders' equity (other comprehensive loss) by approximately $2.5 million.

                The  Emerging  Issues Task Force  released  Issue No.  00-10 (EITF  00-10),  "Accounting  for  Shipping and
Handling  Revenues and Costs" in July of 2000. EITF 00-10 requires that amounts  billed,  if any, for shipping and handling be included in revenue and costs  incurred  for  shipping  and  handling are required to be recorded in cost of goods sold.
The impact of  implementing  EITF 00-10 was to  increase  each of net sales and cost of goods sold by  approximately  $22.9 million,  $18.8  million  and $20.7  million  in 2000,  1999 and 1998  respectively.  There was no net impact on results of operations nor financial position caused by the implementation of EITF 00-10.

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

(3)             Recapitalization

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

         -       $20.5 million in borrowings under a new revolving credit facility; and

         -       $175.0 million from the sale of 12 3/8% Senior Subordinated Notes due 2010.

                Funds generated from the recapitalization  were used to retire all of the borrowings  outstanding under the
Company's former credit agreement,  to repay the majority of the principal,  accrued interest and tender premium applicable to U.S.  Can's 10 1/8% Notes due 2006, to pay fees and expenses  associated  with the  transaction  and to make payments to
U.S.  Can's  existing  stockholders  and  optionholders  as previously  described.  The Company  recorded a charge of $18.9 million  related  to the  recapitalization  in the  fourth  quarter  of 2000.  In  addition,  see Note  (6)  regarding  the extraordinary charge relating to the early redemption of the Company's 10 1/8% Notes due in 2006.

(4)  Special Charges and Discontinued Operations

2000

                On July 7, 2000, the Company announced a reduction in force program,  under which 81 salaried and 39 hourly positions have been  eliminated.  A one-time  pre-tax charge of $3.4 million  for severance and other  termination  related costs was recorded in the third quarter of 2000. The Company  expects to realize annual savings of  $5.0 million  from this program.

1998

                In the third  quarter of 1998,  the Company  established a pre-tax  special  charge of  $35.9 million.  The provision was for the closure of several  facilities and write-downs of non-core  businesses.  Costs related to closing and realigning selected  lithography  facilities servicing our core business were also included in the provision as part of our national lithography strategy. The 1998 special charge included charges for non-cash items of $27.7 million.

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

                Revenues to third parties from these  operations were  $94.3 million in the period ended  November 8,  1998
(excluding  intra-company  sales  continued  by the buyer and  ongoing  third-party  sales  from the closed  Midwest  Litho facility, which were transferred to other Metal Services facilities).

                As of December 31,  2000, the remaining balances in the 2000 and 1998  restructuring  reserves include $7.3 million for severance and related  termination  benefits paid over a period of time for  approximately  22 salaried and 133 hourly  employees;  $4.4 million for non-cash  write-off of assets related to facilities being closed or consolidated;  and
$3.7 million for other costs associated with the restructuring  actions  (primarily  on-going carrying costs for facilities already closed).

                Cash expended for restructuring  activities in 2000 was $5.1 million and the Company  anticipates  spending another  $11.0 million of such costs in 2001 and beyond. The remainder of the restructuring  reserves primarily consists of non-cash items associated with the write-off of assets.  The details of the changes in accrued  restructuring  reserves are as follows (000's omitted):
                                                                                     2000                       1999
                                                                                     ----                       ----
Balance at beginning of the year...............................................   $   28,514              $     43,387
   Special charge..............................................................        3,413                        --
   Payments against reserve....................................................       (5,142)                   (6,856)
   Non-cash charges against reserve............................................      (11,394)                   (8,017)
                                                                                  -----------             ------------
Balance at end of the year.....................................................   $   15,391(a)           $     28,514(a)
                                                                                  ==========              ============

(a)      Includes  $3.5 million  and  $3.5 million  classified as other long-term  liabilities as of December 31,  2000 and
1999, respectively.

(5)  Acquisitions

                On December 30, 1999, the Company  acquired all of the  partnership  interests of May  Verpackungen  GmbH &
Co., KG ("May"),  a German  limited  liability  company.  The  acquisition  was  accounted  for as a purchase for financial reporting  purposes;  therefore 1999 results do not include operations  related to the acquired  business.  The acquisition was financed  using the  borrowings  made by U.S. Can under the former credit  agreement  for an aggregate  amount of $64.6 million. During 2000, the Company finalized its allocation of the purchase price to the net assets acquired.

                The following is a summary of the final allocation of the aggregate purchase price for May (000's omitted):

         Current Assets...........................................................................       $       50,685
         Property, Plant and Equipment............................................................               46,604
         Goodwill.................................................................................               32,206
         Other Assets.............................................................................                5,896
         Current Portion of Long Term Debt........................................................              (16,118)
         Current Liabilities......................................................................              (35,405)
         Long-Term Debt...........................................................................               (6,552)
         Other Liabilities........................................................................              (12,728)
                                                                                                         --------------
         Total Purchase Price.....................................................................       $       64,588
                                                                                                         ==============

                The following  represents  the Company's  unaudited pro forma results of operations  for 1999 as if the May acquisition had occurred on January 1, 1999 (000's omitted):

                                                                                                               1999
                                                                                                               ----

Net Sales...........................................................................................    $      860,837
Income Before Discontinued Operations and Extraordinary Item........................................            23,337
Net Income..........................................................................................            22,041

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

                On  February  20,  2001,  certain  assets  were  acquired  of Olive Can  Company,  a Custom  and  Specialty manufacturer.  The acquisition, which is not material to the Company's operations, will be accounted for as a purchase.

                In March 1998,  a European Subsidiary  acquired a 36.5% equity interest in Formametal S.A.  ("Formametal"), an aerosol can manufacturer  located in Argentina,  for $4.6 million.  In connection with this investment,  the Company has provided  a  guaranty  in an amount  not to exceed  $5.8 million,  to secure the  repayments  of  certain  indebtedness  of
Formametal.  In 1999, the Company loaned Formametal  $1.0 million for capital  expenditures with all principal and interest payable in  January 2004.  In  addition,  the Company  received a three-year  option to convert  this loan into  additional shares of Formametal,  which, if exercised,  would take the Company's  interest in Formametal up to 39.8%.  This investment has been accounted for using the equity method.

(6)  Debt Obligations

                Long-term debt  obligations of the Company at December 31,  2000 and 1999 consisted of the following (000's omitted):

                                                                                                  2000           1999
                                                                                                  ----           ----
Senior debt -
      New revolving line of credit at adjustable interest rate, based on market rates,
        due October 4, 2006............................................................    $      18,500   $          --
      Revolving credit facility at adjustable interest rate, based on market rates,
        (repaid in connection with the recapitalization)...............................               --          56,100
      Tranche A term loan at adjustable interest rate, based on market rates,
        due October 4, 2006............................................................           80,000              --
      Tranche B term loan at adjustable interest rate, based on market rates,
        due October 4, 2008............................................................          180,000              --
      Secured term loan at 8.5% interest rate, due serially to October 2003............           19,911          21,156
      Industrial revenue bonds at adjustable interest rate, based on market rates,
        due February 1, 2015...........................................................            4,000           7,500
      Capital lease obligations........................................................            6,609          10,869
      Other............................................................................           10,171          27,063
Senior Subordinated Series B Notes at 12 3/8% interest rate, due October 1, 2010.......          175,000              --
Senior Subordinated Series B Notes at 10 1/8% interest rate, due October 15, 2006......              854         236,629
                                                                                           -------------   -------------
      Total Debt                                                                                 495,045         359,317
      Less--Current maturities.........................................................          (14,671)        (38,824)
                                                                                           --------------  -------------
         Total long-term debt..........................................................    $     480,374   $     320,493
                                                                                           =============   =============

                In connection  with the  recapitalization,  United States Can Company,  as Borrower,  entered into a Credit
Agreement  among United States Can, U.S. Can  Corporation  and Domestic  Subsidiaries  of U.S. Can  Corporation as Domestic
Guarantors,  and certain  lenders  including Bank of America,  N.A.,  Citicorp  North America,  Inc., and Bank One NA as of
October 4, 2000 (the "Senior  Secured  Credit  Facility").  The Senior  Secured  Credit  Facility  provides  for  aggregate borrowings of $400.0 million  consisting  of: (i) $80.0 million  tranche A loan;  (ii) $180.0  million  tranche B loan; and
(iii) $140.0 million under a revolving  credit  facility.  All of the term debt and  approximately  $20.5 million under the revolving credit facility were used to finance the recapitalization.

                Amounts  outstanding  under the Senior Secured  Credit  Facility bear interest at a rate per annum equal to either:  (1) the base rate (as  defined in the Senior  Secured  Credit  Facility)  or (2) the LIBOR rate (as defined in the
Senior Secured Credit  Facility),  in each case, plus an applicable  margin.  The applicable  margins are subject to future reductions  based on the  achievement  of certain  leverage  ratio targets and on the credit  rating of the Senior  Secured
Credit Facility. The applicable margins are not subject to reduction until after March 2001.

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

                United States Can also issued $175.0  million  aggregate  principal  amount of 12 3/8% Senior  Subordinated
Notes due October 1, 2010 (" Notes").  The Notes are unsecured  obligations  of United States Can and are  subordinated  in right of payment to all of United  States  Can's  senior  indebtedness.  The Notes are  guaranteed  by U.S.  Can and all of
United States Can's domestic restricted subsidiaries.

                Both the Senior  Secured  Credit  Facility  and the Notes  contain a number of  financial  and  restrictive covenants.  Under our senior secured credit facility,  the Company is required to meet certain  financial tests,  including achievement of a minimum  EBITDA level,  a minimum  interest  coverage  ratio, a minimum fixed charge  coverage ratio and a maximum  leverage  ratio.  The  restrictive  covenants  limit the  Company's  ability to incur debt,  pay dividends or make distributions,  sell assets or consolidate  or merge with other  companies.  The Company was in compliance  with all of the required financial ratios and other covenants at December 31, 2000.

                During the first quarter of 2001, the Company  experienced a decline in order volumes generally  consistent with the steel aerosol can market.  In addition,  May Verpackungen  experienced  difficulties  with a major customer in the second half of 2000  resulting in (i) reduced  production for a portion of 2000,  and (ii)  requiring May  Verpackungen  to re-qualify its production  process with the customer  before  returning to prior  production  levels.  This will negatively impact May  Verpackungen's  first half 2001 revenues.  As the Company has a significant  fixed cost base,  earnings  levels and cash flow are sensitive to unit  volumes.  As a result of the volume  shortfalls,  there is  uncertainty  as to whether the Company will be in compliance  with the  covenants at the end of the first quarter 2001. In the event of  noncompliance with our covenants,  the lenders would have the ability to terminate their  commitments to advance us additional  funds and to accelerate  any  outstanding  indebtedness.  If the lenders  accelerate  the  outstanding  indebtedness  and the Company remains in default under the senior  secured  credit  facility for a period of ten days,  then the Company would also be in default under the indenture  governing the Notes.  In the event the Company is not in compliance  with the  covenants,  the
Company  expects to  negotiate  with the lenders to obtain a waiver.  The  Company  cannot be  assured,  however,  that the lenders will agree to grant the Company a waiver.

                In connection with the recapitalization,  the Corporation completed a tender offer and consent solicitation for all of its outstanding 10 1/8% notes due 2006, plus accrued  interest and a bond tender premium.  $235.7 million of the
$236.6  million  principal  amount  of bonds  outstanding  were  purchased  by the  Corporation  in the  tender  offer.  An extraordinary  charge of $14.9 million  ($24.2  million  pre-tax) was taken in the fourth  quarter of 2000,  related to the tender premium and the write-off of related deferred financing charges.

                Under existing  agreements,  contractual  maturities of long-term debt as of  December 31,  2000 (including capital lease obligations), are as follows (000's omitted):

      2001............................................................................................    $      14,671
      2002............................................................................................           15,988
      2003............................................................................................           29,416
      2004............................................................................................           14,999
      2005............................................................................................           21,503
      Thereafter......................................................................................          398,468
                                                                                                          -------------
                                                                                                          $     495,045
                                                                                                          =============

                See Note (10)  for further  information  on obligations  under capital  leases.  Other debt,  consisting of various  governmental  loans,  real estate mortgages and secured equipment notes bearing interest at rates between 4.2% and
8.5%, matures at various times through 2015, and was used to finance the expansion of several manufacturing facilities.

                In an effort to limit  foreign  exchange  risks,  the  Company  has  entered  into  several  forward  hedge contracts.  The Merthyr Tydfil facility was financed by a series of British  Pound/Dollar  forward hedge  contracts,  which will not exceed $24.4 million in notional amount or a term of not more than five years.

                Based upon  borrowing  rates  currently  available to the Company for  borrowings  with  similar  terms and maturities,  the  fair  value  of the  Company's  total  debt  was  approximately  $495.3 million  and  $366 million  as of
December 31,  2000 and 1999,  respectively.  No quoted  market  value is  available  (except on the 12 3/8% and the 10 1/8%
Notes).  These  amounts,  because they do not include  certain  costs such as  prepayment  penalties,  do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

                The Company paid interest on borrowings of  $27.5 million,  $26.5 million  and $ 33.2 million in 2000, 1999 and 1998,  respectively.  Accrued  interest  payable of $13.4  million and $5.1  million as of  December  31, 2000 and 1999 respectively, is included in accrued expenses on the consolidated balance sheet.

(7)  Income Taxes

                The provision  (benefit) for  income taxes before discontinued  operations and extraordinary item consisted of the following (000's omitted):
                                                                          2000                    1999            1998
                                                                          ----                    ----            ----

   Current.........................................................    $         --        $     1,304     $          --
   Deferred........................................................           2,301             11,124            (6,916)
   Foreign.........................................................           2,043              2,194             1,254
                                                                       ------------        -----------     -------------
       Total.......................................................    $      4,344        $    14,622     $      (5,662)
                                                                       ============        ===========     ==============

                The Company  received a refund of $2.2  million and paid $1.1  million for income taxes (net of refunds) in
2000 and 1999, respectively. No income taxes were paid in 1998.

                A  reconciliation  of the difference  between taxes on pre-tax  income from  continuing  operations  before discontinued  operations  and  extraordinary  item  computed  at the  Federal  statutory  rate  and  the  actual  provision
(benefit) for such income taxes for the years presented were as follows (000's omitted):
                                                                          2000                    1999            1998
                                                                          ----                    ----            ----

Tax provision (benefit) computed at the statutory rates............    $      2,613        $    12,605     $      (4,483)
Nondeductible recapitalization costs and amortization of
   intangible assets...............................................           1,658                253               238
State taxes, net of Federal tax effect.............................             113              1,483              (659)
Other, net.........................................................             (40)               281              (758)
                                                                       -------------       -----------     -------------
   Provision (benefit) for income taxes............................    $      4,344        $    14,622     $      (5,662)
                                                                       ============        ===========     =============

                Deferred income taxes are determined based on the estimated  future tax effects of differences  between the financial  statement and tax bases of assets and  liabilities  given the  provisions  of the enacted tax laws.  Significant temporary  differences  representing  deferred  income tax  benefits and  obligations  consisted  of the  following  (000's omitted):

                                                                 December 31, 2000                December 31, 1999
                                                                 -----------------                -----------------
                                                            Benefits       Obligations        Benefits       Obligations
                                                            --------       -----------        --------       -----------

Restructuring reserves..................................  $       9,943              --    $    13,527                --
Retirement and postemployment benefits..................         13,877              --         13,916                --
Accrued liabilities.....................................          7,355              --          6,143                --
Tax credit carry-forwards...............................          6,899              --          5,891                --
Capitalized leases......................................            374              --          1,904                --
Property and equipment..................................             --         (33,516)         2,316           (32,545)
Inventory valuation reserves............................             --          (5,900)            --            (6,246)
Net operating losses....................................         11,840              --            949                --
Other...................................................          6,514          (4,414)         4,572            (4,983)
                                                          -------------    -------------   -----------    --------------
         Total deferred income tax benefits
           (obligations)................................  $      56,802    $    (43,830)   $    49,218    $      (43,774)
                                                          =============    =============   ===========    ==============

                The substantial majority of the net operating losses expire in 2020.

                The Company  does not provide for U. S. income  taxes which would be payable if  undistributed  earnings of the European  Subsidiaries  were remitted to the U.S.  because the Company either  considers  these earnings to be invested for an indefinite  period or anticipates  that if such earnings were  distributed,  the U.S.  income taxes payable would be substantially  offset by  foreign  tax  credits.  Such  unremitted  earnings  were  $11.8 million  and  $8.3 million  as of
December 31, 2000 and 1999, respectively.

(8)  Employee Benefit Plans

                The Company  maintains  separate  noncontributory  defined benefit and defined  contribution  pension plans covering most domestic hourly employees and all domestic salaried  personnel,  respectively.  It is the Company's policy to fund accrued pension and defined contribution plan costs in compliance with ERISA requirements.

                The  following  presents  the  changes  in the  projected  benefit  obligations  for the plan  years  ended
December 31, 2000 and 1999 (000's omitted):
                                                                                              2000               1999
                                                                                              ----               ----

Projected benefit obligation at the beginning of the year............................    $      28,682    $      31,129
Net increase (decrease) during the year attributed to:
   Service cost......................................................................              782              854
   Interest cost.....................................................................            2,296            2,185
   Actuarial gains...................................................................            2,909           (3,449)
   Benefits paid.....................................................................           (2,020)          (2,037)
   Plan amendments...................................................................              861               --
                                                                                         -------------    -------------
Net increase (decrease) during the year..............................................            4,828           (2,447)
                                                                                         -------------    -------------
Projected benefit obligation at the end of the year..................................    $      33,510    $      28,682
                                                                                         =============    =============

                The following  table  presents the changes in the fair value of net assets  available for plan benefits for the plan years ended December 31, 2000 and 1999 (000's omitted):

                                                                                                  2000           1999
                                                                                                  ----           ----

Fair value of plan assets at the beginning of the year..................................    $     35,274     $    30,448
Increase (decrease) during the year:
   Return on plan assets................................................................           1,942           5,367
   Sponsor contributions................................................................           2,103           1,496
   Benefits paid........................................................................          (2,020)         (2,037)
                                                                                            -------------    ------------
Net increase during the year............................................................           2,025           4,826
                                                                                            ------------     -----------
Fair value of plan assets at the end of the year........................................    $     37,299     $    35,274
                                                                                            ============     ===========

                The following table sets forth the funded status of the Company's  domestic  defined benefit pension plans, at December 31, 2000 and 1999 (000's omitted):

                                                                                                  2000           1999
                                                                                                  ----           ----

Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (31,424)    $   (26,680)
      Nonvested benefits................................................................          (2,086)       (2,002)
                                                                                            -------------    -----------
   Accumulated benefit obligation.......................................................         (33,510)        (28,682)
   Fair value of plan assets............................................................          37,299          35,274
                                                                                            ------------     -----------
   Fair value of plan assets in excess of accumulated benefit obligation................           3,789           6,593
   Unrecognized transition obligation...................................................               2               3
   Unrecognized net loss................................................................          (4,280)         (8,538)
   Unrecognized prior-service costs.....................................................           2,203           1,588
                                                                                            ------------     -----------
   Net amount recognized................................................................    $      1,714     $      (354)
                                                                                            ============     ===========
Amounts recognized in the consolidated balance sheet consist of:
   Prepaid pension costs................................................................    $      1,714     $        --
   Accrued benefit liability............................................................              --            (354)
                                                                                            ------------     -----------
   Net amount recognized................................................................    $      1,714     $      (354)
                                                                                            ============     ===========

                The projected  benefit  obligation as of December 31,  2000, 1999 and 1998 was determined  using an assumed discount  rate of 7.5%,  7.8% and  7.0%,  respectively.  The  expected  long-term  rate of return  on plan  assets  used in determining net periodic  pension cost was 8.5% in 2000,  1999, and 1998. The plan has a non-pay related dollar  multiplier benefit  formula;  accordingly,  the effect of projected  future  compensation  levels is zero.  The plan's assets  consist primarily of shares of equity and bond funds, corporate bonds and investment contracts with insurance companies.

                The United States net periodic pension cost was as follows (000's omitted):

                                                                              2000              1999             1998
                                                                              ----              ----             ----

    Service costs......................................................   $         782    $          854    $       912
    Interest costs.....................................................           2,296             2,185          2,028
    Return on assets...................................................          (2,454)           (3,215)        (2,501)
    Amortization of unrecognized transition obligation.................               1                 2              2
    Recognized (gains) / loss..........................................            (318)               --             --
    Prior service cost recognized......................................             246               977            666
                                                                          -------------    --------------    -----------
    Net periodic pension cost..........................................   $         553    $          803    $     1,107
                                                                          =============    ==============    ===========

                In  addition,  hourly  employees  at eight plants are covered by  union-sponsored  collectively  bargained, multi-employer  pension plans. The Company  contributed to these plans and charged to expense  approximately  $1.2 million,
$1.4 million  and  $1.3 million  in 2000,  1999 and 1998,  respectively.  The  contributions  are  generally  determined in accordance  with the  provisions of the  negotiated  labor  contracts and are generally  based on a per employee,  per week amount.

The Company  provides a 401(k)  defined  contribution  plan to  eligible  employees.  Company  matching  contributions  for employees and related  administration  costs associated with the plan were $2.3 million,  $3.5 million and $3.0 million for
2000, 1999 and 1998, respectively.

                In March 1999 and 1998, the Corporation  contributed  shares of Common Stock,  valued at  $0.9 million  and
$0.7 million,  respectively,  to U.S.  Can's Salaried  Employees  Savings and  Retirement  Accumulation  Plan. In 2000, the
Company changed the contribution elements of the plan and no longer contributes shares of Common Stock.

                The Company  maintains  defined benefit plans for certain of its employees in the United  Kingdom,  Germany and France. The plan benefits are based primarily on years of service,  employee  compensation or a combination thereof. As of  December 31,  2000,  1999 and  1998,  the  preliminary  actuarially-determined  accumulated  benefit  obligations  were
$50.9 million,  $35.3 million and $30.8 million, respectively, of which $53.7 million was funded. The aggregate net pension expense in 2000 for these plans was approximately $1.1 million.

(9)  Postretirement Benefit Plans

                The  Company  provides  health and life  insurance  benefits  for certain  domestic  retired  employees  in connection with certain collective bargaining agreements.

                The following  presents the changes in the  accumulated  postretirement  benefit  obligations  for the plan years ended December 31, 2000 and 1999 (000's omitted):

                                                                                                  2000           1999
                                                                                                  ----           ----

Accumulated postretirement benefit obligations at the beginning
    of the year............................................................................  $     26,808    $    29,128
Net decrease during the year attributable to:
    Service cost...........................................................................           243            373
    Interest cost..........................................................................         1,764          1,929
    Actuarial gains........................................................................        (2,036)        (3,306)
    Benefits paid..........................................................................        (1,428)        (1,316)
                                                                                             -------------   -----------
Net decrease for the year..................................................................        (1,457)        (2,320)
                                                                                             -------------   ------------
Accumulated postretirement benefit obligations at the end of the year......................  $     25,351    $    26,808
                                                                                             ============    ===========

                The Company's  postretirement  benefit plans are not funded.  The status of the plans at December 31,  2000 and 1999, is as follows (000's omitted):

                                                                                                  2000           1999
                                                                                                  ----           ----

Accumulated postretirement benefit obligations:
    Active employees.......................................................................  $      6,505    $     7,586
    Retirees...............................................................................        18,846         19,222
                                                                                             ------------    -----------
Total accumulated postretirement benefit obligations.......................................        25,351         26,808
Unrecognized net gain......................................................................         2,604            721
                                                                                             ------------    -----------
Net liability recognized...................................................................  $     27,955    $    27,529
                                                                                             ============    ===========

                Net periodic  postretirement benefit costs for the Company's domestic  postretirement benefit plans for the years ended December 31, 2000, 1999 and 1998, included the following components (000's omitted):

                                                                                2000              1999           1998
                                                                                ----              ----           ----

Service cost...........................................................     $        243      $      373      $      424
Interest cost..........................................................            1,764           1,929           1,907
Recognized gain........................................................            (152)              --              --
                                                                            ------------      ----------      ----------
Net periodic postretirement benefit cost...............................     $      1,855      $    2,302      $    2,331
                                                                            ============      ==========      ==========

                The  assumed  health  care cost  trend  rate  used in  measuring  the  accumulated  postretirement  benefit obligation  was 7% in 2000 and 1999 and 8% in 1998. A one  percentage  point increase in the assumed health care cost trend rate for each year would increase the accumulated  postretirement  benefit obligation as of December 31,  2000 and 1999, by approximately  $2.9 million and  $2.8 million,  respectively,  and the total of the service and interest cost components of net  postretirement  benefit cost for each year then ended by  approximately  $0.2 million in 2000 and $0.3 million in both
1999 and 1998. A one  percentage  point  decrease in the assumed  health care cost trend rate for each year would  decrease the accumulated  postretirement benefit obligation as of December 31,  2000 and 1999, by approximately $2.6 million in both years,  and the total of the service and interest  cost  components of net  postretirement  benefit cost for each year then ended by  approximately  $0.2 million in 2000 and  $0.3 million  in both 1999 and 1998.  The assumed  discount rate used in determining  the  accumulated  postretirement  benefit  obligation  was  7.5%,  7.8%  and  7.0%,  in 2000,  1999 and  1998,
respectively.

                As of December 31, 2000, 1999 and 1998, the Company had recorded a liability of $3.2 million,  $3.3 million and  $3.4 million,  respectively,  for benefit  obligations for which a former executive was fully eligible to receive on a periodic  payment basis  beginning  August 1,  1998.  The principal  source of funding for this  obligation is an insurance policy on the executive's life.

(10)  Commitments and Contingencies

Environmental

                United States Can has been named as a potentially  responsible  party for costs incurred in the clean-up of a groundwater  plume partially  extending  underneath a former site of one of the Company's can assembly  plants.  We are a party to an indemnity  agreement  related to this matter with the owner of the  property.  Extensive  soil and  groundwater investigative  work has been  performed at this site in a coordinated  sampling  event in 1999. The results of the sampling were  inconclusive  as to the source of the  contamination.  While the State of  California  has not yet  commented  on the sampling results, we believe that the source of contamination is unrelated to our past operations.

                The Company recently  identified  through corporate due diligence and the Company's  compliance  management system  potential  noncompliance  with the  environmental  laws at its New Castle,  Pennsylvania  facility arising from the possible  use of a coating  or  coatings  that was  inconsistent  with the  conditions  for use that are  contained  in the facility's Clean Air Act Title V permit.  The Company also identified  possible  incorrect  reporting of emission estimates to state and federal  agencies in connection with the potential  noncompliant  use of coatings.  Upon  identification,  the
Company  immediately  began a full review of the  plant's  Title V and related  records.  On February 5, 2001,  the Company also voluntarily  self-reported  the potential  noncompliance to the  Pennsylvania  Department of Environmental  Protection
(PDEP) and the Environmental  Protection Agency (EPA) in accordance with PDEP's and EPA's policies.  Both PDEP and EPA have indicated that they will address the Company's  self-disclosure  through the annual compliance  certification process under the Title V program.  Because  the  Company's  review is in its initial  phase,  the  Company is unable,  at this time,  to determine the nature, extent and/or effect of any possible noncompliance.

Legal

                The National Labor Relations  Board ("NLRB") issued a decision  ordering the Company to pay $1.5 million in back pay,  plus  interest,  for a violation of certain  sections of the  National  Labor  Relations  Act as a result of the
Company's  closure of certain  facilities in 1991 and the failure to offer  inter-plant  job  opportunities  to 25 affected employees.  The  decision  of the NLRB is on appeal to the Court of Appeals  for the Seventh  Circuit.  The Company  argued that the Company is entitled to a credit  against  this award for certain  supplemental  unemployment  benefits and pension payments it paid to the affected  employees.  On September 20, 2000,  the Court heard the arguments of the parties and will issue a written ruling in the future.

                In September,  2000, a purported class action lawsuit  challenging U.S. Can Corporation's  recapitalization was filed in the Delaware Court of Chancery by a stockholder against U.S. Can, Pac Packaging Acquisition  Corporation,  all
of the  directors of U.S.  Can, and a principal in Berkshire  Partners LLC who formerly  served as a director of U.S.  Can.
The complaint  challenges the  recapitalization  and alleges breach of fiduciary duty and failure to disclose  claims.  The complaint  seeks  unspecified  monetary  damages,  costs and attorney's fees and rescission of the  recapitalization.  U.S.
Can's  shareholders  approved  the  recapitalization  on  September  29, 2000 and the Company  closed the  recapitalization transaction  on October 4, 2000.  The Company has held  discussions  and based on those  discussions  believes it is likely that this matter will be settled as to a class  including  shareholders  of record from  September  6, 2000 thru October 4,
2000 who  exchanged  their  shares  pursuant to the  recapitalization  for a  settlement  amount of  $0.20/share  or in the aggregate  approximately $2.0 million.  The company will record the $2.0 million charge to retained earnings in 2001 if the settlement  is accepted.  If  settlement  for the class  described  above is not  concluded,  the Company will contest this matter vigorously.

Leases

                The Company has entered into  agreements  to lease  certain  property  under terms which qualify as capital leases.  Capital leases consist  primarily of data  processing  equipment and various  production  machinery and equipment.
Most capital leases contain renewal options and some contain purchase options.  As of December 31,  2000 and 1999,  capital lease assets were  $4.0 million  and  $6.9 million,  net of  accumulated  amortization  of $9.1 million and $16.6  million, respectively.

                The Company also maintains  operating  leases on various plant and office  facilities,  vehicles and office equipment.  Rent expense under operating  leases for the years ended  December 31,  2000, 1999 and 1998, was  $7.2 million,
$7.1 million and $6.8 million, respectively.

                At December 31, 2000, minimum payments due under these leases were as follows (000's omitted):

                                                                                              Capital         Operating
                                                                                              Leases           Leases
                                                                                              ------           ------

   2001  ..............................................................................  $       2,713     $      7,461
   2002  ..............................................................................          3,985            6,531
   2003  ..............................................................................            250            5,061
   2004  ..............................................................................            243            3,953
   2005  ..............................................................................             20            3,682
   Thereafter..........................................................................             --           10,537
                                                                                         -------------     ------------
         Total minimum lease payments..................................................          7,211     $     37,225
                                                                                                           ============
   Amount representing interest........................................................           (602)
                                                                                         -------------
   Present value of net minimum capital lease payments.................................  $       6,609
                                                                                         =============

(11)  Equity Incentive Plans

                In connection with the  recapitalization,  the Board of Directors and  stockholders of U.S. Can Corporation approved the U.S. Can 2000 Equity  Incentive Plan. The Board of Directors  administers the plan and may, from time to time, grant  option  awards to  directors  of U.S.  Can  Corporation,  including  directors  who are not  employees  of U.S.  Can
Corporation,  all executive officers of U.S. Can Corporation and its subsidiaries,  and other employees,  consultants,  and advisers  who, in the opinion of the Board,  are in a position to make a  significant  contribution  to the success of U.S.
Can and its  subsidiaries.  The Board of Directors  may grant options that are  time-vested  and options that vest based on the  attainment  of  performance  goals  specified  by the Board of  Directors.  All  previous  plans  were  terminated  in connection with the recapitalization.

                In prior years, the Company made grants of restricted shares which were charged to stockholders'  equity at their fair value and  amortized as expense on a  straight-line  basis over the period  earned.  Shares  awarded were 10,582 shares or  $0.2 million  in 1999 and 17,140 shares or  $0.3 million in 1998.  Amortization  charges were  $0.2 million  and
$1.7 million during 1999 and 1998,  respectively.  In 2000, all unvested  outstanding  restricted stock was accelerated and issued in connection with the recapitalization.

                A summary of the status of the  Company's  stock  option plans at December  31,  2000,  1999 and 1998,  and changes during the years then ended, are presented in the tables below:

                                                            Options Outstanding                Exercisable Options
                                                            -------------------                -------------------
                                                                          Wtd. Avg.                            Wtd. Avg.
                                                                          Exercise                             Exercise
                                                       Shares               Price          Shares                Price
                                                       ------               -----          ------                -----
December 31, 1997..............................            876,500       $    14.63          867,250           $   14.59
   Granted.....................................            916,750            16.91
   Exercised...................................           (112,222)           12.01
   Canceled....................................            (79,726)           17.38
                                                    --------------       ----------

December 31, 1998..............................          1,601,302       $    15.93          820,280           $   15.03
   Granted.....................................            154,300            21.95
   Exercised...................................           (225,280)           13.41
   Canceled....................................            (92,172)           16.88
                                                    --------------       ----------

December 31, 1999..............................          1,438,150       $    16.82          801,212           $   15.90
   Granted.....................................            433,500            14.19
   Exercised...................................         (1,855,859)           16.29
   Canceled....................................            (15,791)            6.20
                                                    ---------------      ----------

October 4, 2000................................
   Granted.....................................          2,476,542             1.00               --           $      --
   Exercised...................................                 --               --
   Canceled....................................                 --               --
                                                    --------------       ----------

December 31, 2000..............................          2,476,542       $     1.00               --           $      --
                                                    ==============       ==========

                                                                            Remaining           Wtd.
                                                                           Contractual          Avg.
Options Outstanding                                                           Life            Exercise
at December 31, 2000                                       Shares            (Years)            Price
--------------------                                       ------            -------            -----

$1.00..........................                          2,476,542               10   $          1.00
                                                   ---------------
                No options were exercisable as of December 31, 2000.

                The Company  accounts for the plan under APB Opinion No. 25;  therefore,  no  compensation  costs have been recognized for options  granted.  Had  compensation  costs been determined on the fair  value-based  accounting  method for options  granted in 2000,  1999 and 1998, pro forma net income (loss)  would have been  $(15.8) million,  $20.1 million and
($19.5) million for 2000, 1999 and 1998, respectively.

                The  weighted-average   estimated  fair  value  of  options  granted  during  2000  after  and  before  the recapitalization,  1999 and 1998 was $0.44, $13.52, $12.92 and $8.80, respectively.  The fair value of each option grant is determined  on the date of grant  using  the  Black-Scholes  option  pricing  model  with  the  following  weighted-average assumptions  for options  granted in 2000 after and before the  recapitalization,  1999 and 1998,  respectively:  risk-free interest rate of 6.0%, 6.0%, 5.8% and 5.2%; expected lives of 10.0 years,  10.0 years,  10.0 years and 8.9 years;  expected volatility of 0%, 35.2%, 35.2% and 33.1%; and no dividends for any year.

(12)            Preferred Stock

                As part of the recapitalization,  U.S. Can Corporation issued shares of preferred stock having an aggregate value of $106.7 million  to Berkshire  Partners and its affiliates and the rollover  stockholders.  Dividends accrue on the preferred stock at an annual rate of 10%, are cumulative from the date of issuance and compounded  quarterly,  on March 31,
June 30,  September 30  and  December 31  of each  year and are  payable  in cash  when  and as  declared  by our  Board of
Directors,  so long as  sufficient  cash is  available  to make the  dividend  payment  and has been  obtained  in a manner permitted under the terms of our new senior secured credit facility and the indenture.  As of December 31, 2000,  dividends of  approximately  $2.6  million  have been  accrued.  Holders  of the  preferred  stock have no voting  rights,  except as otherwise  required by law. The preferred stock has a liquidation  preference  equal to the purchase price per share,  plus all accrued and unpaid  dividends.  The preferred  stock ranks senior to all classes of U.S. Can  Corporation  common stock and is not convertible into common stock.

(13)  Business Segments

                The Company has established four segments by which management monitors and evaluates business  performance, customer  base  and  market  share.  The  Company  has  realigned  its  reportable  segments  in  connection  with  the May acquisition.  International  operations are now reflected as a separate segment.  Accordingly,  the segment information for prior years has been restated to conform with the current reporting structure.

                The segments have separate  management  teams and distinct  product lines.  The aerosol  segment  primarily produces  steel  aerosol  containers  for  personal  care,  household,  automotive,  paint  and  industrial  products.  The
International  segment produces  aerosol cans in the Europe and Latin America (through  Formametal S.A., a joint venture in
Argentina) as well as steel food  packaging in Europe.  The Paint,  Plastic & General Line segment  produces round cans for paint and coatings,  oblong cans for such items as lighter fluid and  turpentine  as well as plastic  containers  for paint and industrial and consumer  products.  The Custom & Specialty  segment  produces a wide array of functional and decorative tins, containers and other products.

                The  accounting  policies of the segments are the same as those  described in Note (2) to the  Consolidated
Financial  Statements.  No single  customer  accounted for more than 10% of the Company's total net sales during 2000, 1999 or 1998.

                Financial  information  relating to the  Company's  operations  by  geographic  area was as follows  (000's omitted):

                                                    United
                                                    States              Europe             Consolidated
                                                    ------              ------             ------------

2000
Net sales.........................................  $569,870          $  239,627           $  809,497
Identifiable assets.............................     388,918             248,946              637,864
1999
Net sales.......................................    $603,282          $  129,615           $  732,897
Identifiable assets.............................     397,326             266,244              663,570
1998
Net sales.......................................    $611,035          $  119,916           $  730,951
Identifiable assets.............................     424,404             131,167              555,571

                The following is a summary of revenues from external  customers,  income  (loss) from  operations,  capital spending,  depreciation and amortization  and identifiable  assets for each segment as of December 31,  2000, 1999 and 1998
(000's omitted):

                                                                          2000                1999               1998
                                                                          ----                ----               ----
Revenues from external customers:
   Aerosol.......................................................     $     357,688      $    365,306      $     357,754
   International.................................................           239,627           129,615            119,916
   Paint, Plastic, & General Line................................           160,460           167,561            171,644
   Custom & Specialty............................................            51,722            69,826             76,228
   Other ........................................................     --                 589               5,409
                                                                 -------           ---------         -----------
         Total revenues..........................................     $     809,497      $    732,897      $     730,951
                                                                      =============      ============      =============
Income (loss) from operations:
   Aerosol.......................................................     $      66,395      $     64,034      $      68,628
   International.................................................            12,802             8,751              5,903
   Paint, Plastic, & General Line................................            15,383            13,817             15,645
   Custom & Specialty............................................             6,524             8,882             10,970
   Corporate and eliminations (a) (b)............................           (52,951)          (28,509)           (79,398)
                                                                      --------------     ------------      -------------
         Total income (loss) from operations.....................     $      48,153      $     66,975      $      21,748
                                                                      =============      ============      =============
Capital spending:
   Aerosol.......................................................     $       6,499      $     15,804      $      11,142
   International.................................................             8,063             6,073              5,562
   Paint, Plastic, & General Line................................             3,651             5,866              1,360
   Custom & Specialty............................................               608               956                547
   Corporate.....................................................             5,683             2,283              4,217
                                                                      -------------      ------------      -------------
         Total capital spending..................................     $      24,504      $     30,982      $      22,828
                                                                      =============      ============      =============

                                                                          2000                1999               1998
                                                                          ----                ----               ----
Depreciation and amortization:
   Aerosol.......................................................     $      10,842      $     12,446      $      14,040
   International.................................................             9,288             6,108              6,721
   Paint, Plastic, & General Line................................             5,472             5,680              5,649
   Custom & Specialty............................................             1,735             2,476              2,457
   Corporate.....................................................             6,333             5,153              6,572
                                                                      -------------      ------------      -------------
         Total depreciation and amortization.....................     $      33,670      $     31,863      $      35,439
                                                                      =============      ============      =============
Identifiable assets:
   Aerosol.......................................................     $     183,150      $    174,884      $     177,777
   International.................................................           248,946           266,244            131,167
   Paint, Plastic, & General Line................................            96,123            92,471             92,629
   Custom & Specialty............................................            45,103            71,625             73,019
   Corporate.....................................................            64,542            58,346             80,979
                                                                      -------------      ------------      -------------
         Total identifiable assets...............................     $     637,864      $    663,570      $     555,571
                                                                      =============      ============      =============

(a)      Includes special charges and recapitalization  costs.  Management does not evaluate segment performance  including such charges.

(b)      Selling, general and administrative costs are only allocated to the international segement.

 (14)  Subsidiary Guarantor Information

                The following  presents the condensed  consolidating  financial data for U.S. Can Corporation  (the "Parent
Guarantor"),  United States Can Company (the "Issuer"),  USC May Verpackungen  Holding Inc.  (the "Subsidiary  Guarantor"),
and the  Parent  Guarantor's  European  subsidiaries,  including  May  Verpackungen  GmbH &  Co.,  KG  (the  "Non-Guarantor
Subsidiaries"),  as of December 31, 2000 and 1999 and for the years ended December 31,  2000, 1999 and 1998. The Subsidiary
Guarantor  was  formed by the  Issuer in  December  1999.  Investments  in  subsidiaries  are  accounted  for by the Parent
Guarantor,  the Issuer and the Subsidiary Guarantor under the equity method for purposes of the supplemental  consolidating presentation.  Earnings of subsidiaries are, therefore,  reflected in their parent's investment accounts and earnings. This consolidating  information  reflects the guarantors and  non-guarantors  of the new 12 3/8% senior  subordinated  notes due
2010.

                The 12 3/8% senior subordinated notes due 2010 are guaranteed on a full, unconditional,  unsecured,  senior subordinated,  joint and several basis by the Parent Guarantor,  the Subsidiary Guarantor and any other domestic restricted subsidiary of the Issuer.  USC May Verpackungen  Holding Inc.,  which is wholly owned by the Issuer,  currently is the only
Subsidiary Guarantor. The Parent Guarantor has no assets or operations separate from its investment in the Issuer.

                Separate  financial  statements  of the Issuer or the  Subsidiary  Guarantors  have not been  presented  as management has determined  that such  information is not material to the holders of the 12 3/8% senior  subordinated  notes due 2010.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                           CONSOLIDATING STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                                      (000's omitted)

                                               U.S. Can        United         USC May       USC Europe/     Eliminations     U.S. Can
                                                                                                May
                                                                           Verpackugen      Verpackugen
                                                             States Can      Holding           GmbH
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)                   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   569,870   $          -    $     239,627    $         -     $    809,497
COST OF SALES..............................             -        481,217               -         211,941               -         693,158
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross income..........................             -         88,653               -          27,686               -         116,339
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         29,525           1,478          14,884               -          45,887
SPECIAL CHARGES............................             -          3,413               -               -               -           3,413
Recapitalization Charges...................        18,886              -               -               -               -          18,886
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income......................       (18,886)        55,715          (1,478)         12,802               -          48,153
INTEREST AND DEFERRED FINANCING
  EXPENSE..................................             -         31,261           6,220           2,987               -          40,468
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................            55           (135)          4,476               -          (4,396)              -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Income before income taxes.............       (18,831)        24,319          (3,222)          9,815          (4,396)          7,685
PROVISION FOR INCOME TAXES.................        (7,309)         9,401            (178)          2,430               -           4,344
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Income from operations before                 (11,522)        14,918          (3,044)          7,385          (4,396)          3,341
      extraordinary item...................
NET LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT...................             -        (14,863)              -               -               -         (14,863)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) BEFORE                          (11,522)            55          (3,044)          7,385          (4,396)        (11,522)
  PREFERRED STOCK DIVIDENDS................
PREFERRED STOCK DIVIDENDS..................        (2,601)             -               -               -               -          (2,601)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) AVAIABLE FOR                $   (14,123)   $        55   $      (3,044)  $       7,385    $     (4,396)   $    (14,123)
  COMMON STOCKHOLDERS......................
                                             ============== ============= =============== ================ =============== ==============

                                           U.S.CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                           CONSOLIDATING STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                      (000's omitted)

                                                     U.S. Can        United          U.S. Can      Eliminations      U.S. Can
                                                                                    Europe/ May
                                                                                    Verpackugen
                                                                   States Can          GmbH
                                                    Corporation     Company       (Non-Guarantor                   Corporation
                                                     (Parent)       (Issuer)       Subsidiaries)                   Consolidated
                                                   -------------- -------------   ---------------- -------------  ---------------

NET SALES.......................................     $       -      $  603,282      $    129,615     $       -      $   732,897
COST OF SALES...................................              -       516,703            113,708             -          630,411
                                                   -------------- -------------   ---------------- -------------  ---------------
     Gross income...............................              -        86,579             15,907             -          102,486
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES......................................              -        28,355              7,156             -           35,511
                                                   -------------- -------------   ---------------- -------------  ---------------
     Operating income...........................              -        58,224              8,751             -           66,975
INTEREST AND DEFERRED FINANCING
  EXPENSE.......................................              -        27,447              2,454             -           29,901
EQUITY IN EARNINGS OF SUBSIDIARIES..............         21,156         4,103                  -       (25,259)               -
                                                   -------------- -------------   ---------------- -------------  ---------------
    Income before income taxes..................         21,156        34,880              6,297       (25,259)          37,074
PROVISION FOR INCOME TAXES......................              -        12,428              2,194             -           14,622
                                                   -------------- -------------   ---------------- -------------  ---------------
    Income from operations before extraordinary          21,156        22,452              4,103       (25,259)          22,452
      item......................................
NET LOSS FROM EARLY EXTINGUISHMENT
  OF DEBT.......................................              -        (1,296)                 -             -           (1,296)
                                                   -------------- -------------   ---------------- -------------  ---------------
                                                   -------------- -------------   ---------------- -------------  ---------------
NET INCOME (LOSS) AVAILABLE FOR                      $   21,156     $  21,156       $      4,103     $ (25,259)     $     21,156
  COMMON STOCKHOLDERS...........................
                                                   ============== =============   ================ =============  ===============

                                           U.S.CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                           CONSOLIDATING STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                                      (000's omitted)

                                                    U.S. Can    United States     USC Europe/    Eliminations     U.S. Can
                                                                                      May
                                                                                  Verpackugen
                                                                                     GmbH
                                                  Corporation    Can Company    (Non-Guarantor                   Corporation
                                                    (Parent)       (Issuer)      Subsidiaries)                  Consolidated
                                                  ------------- --------------- ---------------- ------------- ----------------

NET SALES.......................................    $      -      $   611,035     $    119,916     $       -     $    730,951
COST OF SALES...................................            -         531,315         $107,546              -         638,861
                                                  ------------- --------------- ---------------- ------------- ----------------
     Gross income...............................            -          79,720           12,370              -          92,090
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES......................................            -          28,005            6,468              -          34,473
SPECIAL CHARGE..................................            -          35,869                -              -          35,869
                                                  ------------- --------------- ---------------- ------------- ----------------
     Operating income...........................            -          15,846            5,902              -          21,748
INTEREST AND DEFERRED FINANCING
  EXPENSE.......................................            -          32,335            2,600              -          34,935
EQUITY IN EARNINGS (LOSS) OF
  SUBSIDIARIES..................................      (16,053)          2,048                -         14,005               -
                                                  ------------- --------------- ---------------- ------------- ----------------
    Income before income taxes..................      (16,053)        (14,441)           3,302         14,005         (13,187)
PROVISION FOR INCOME TAXES......................            -          (6,916)           1,254              -          (5,662)
                                                  ------------- --------------- ---------------- ------------- ----------------
    Income from operations before discontinued        (16,053)         (7,525)           2,048         14,005          (7,525)
      operations................................
NET LOSS FROM DISCONTINUED
  OPERATIONS....................................            -          (8,528)               -              -          (8,528)
                                                  ------------- --------------- ---------------- ------------- ----------------
                                                  ------------- --------------- ---------------- ------------- ----------------
NET INCOME (LOSS) AVAILABLE FOR                     $ (16,053)    $   (16,053)    $      2,048     $   14,005    $    (16,053)
  COMMON STOCKHOLDERS...........................
                                                  ============= =============== ================ ============= ================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                  As of December 31, 2000
                                                      (000s omitted)

                                  U.S. Can     United States         USC May       USC Europe/ May    Eliminations       U.S. Can
                                                                   Verpackugen       Verpackugen
                                                                     Holding             GmbH
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)                      Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      2,276      $           -       $      8,508       $       -      $     10,784
     Accounts receivable......             -          47,952                   -            42,811                -           90,763
     Inventories..............             -          69,709                (600)           44,793                -          113,902
     Prepaid expenses and
other
       assets.................             -          27,878                 608             7,352                -           35,838
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         147,815                   8           103,464                -          251,287
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         169,525                   -           102,695                -          272,220
INTANGIBLE ASSETS.............             -          41,974               1,630            27,108                -           70,712
OTHER ASSETS..................             -          29,606                 439            13,600                -           43,645
INTERCOMPANY
  ADVANCES....................             -         224,260                   -                 -         (224,260)               -
INVESTMENT IN
  SUBSIDIARIES................        45,790          38,881              63,317                 -         (147,988)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $   45,790    $    652,061      $       65,394      $    246,867       $ (372,248)    $    637,864
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      9,569      $           -       $      5,102       $       -      $     14,671
     Accounts payable.........             -          56,208                   -            46,066                -          102,274
     Other current liabilities             -          50,255                 650             9,193                -           60,098
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         116,032                 650            60,361                -          177,043
liabilities...................
TOTAL LONG TERM DEBT..........           854         454,539                   -            24,981                -          480,374
OTHER LONG-TERM
  LIABILITIES.................             -          35,700                 879             8,923                -           45,502
PREFERRED STOCK...............       109,268               -                   -                 -                -          109,268
INTERCOMPANY LOANS............       109,991               -              72,656            41,613         (224,260)               -
STOCKHOLDERS' EQUITY..........      (174,323)         45,790              (8,791)          110,989         (147,988)        (174,323)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $   45,790    $    652,061      $       65,394      $    246,867       $ (372,248)    $    637,864
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                  As of December 31, 1999
                                                      (000s omitted)

                                     U.S. Can    United States       USC May        USC Europe/    Eliminations      U.S. Can
                                                                                        May
                                                                   Verpackugen      Verpackugen
                                                                     Holding           GmbH
                                   Corporation    Can Company      (Subsidiary    (Non-Guarantor                   Corporation
                                     (Parent)       (Issuer)       Guarantor)      Subsidiaries)                   Consolidated
                                   ------------- --------------- ---------------- ---------------- -------------- ---------------
CURRENT ASSETS:
     Cash and cash equivalents...    $       -     $     2,095     $         -      $     13,602     $       -      $   15,697
     Accounts receivable.........             -         45,205                -           46,659              -         91,864
     Inventories.................             -         66,360                -           49,619              -        115,979
     Prepaid expenses and
       other assets..............             -         30,377                -            5,414              -         35,791
                                   ------------- --------------- ---------------- ---------------- -------------- ---------------
          Total current assets...             -        144,037                -          115,294              -        259,331
NET PROPERTY, PLANT AND
  EQUIPMENT......................             -        191,997                -          140,507              -        332,504
INTANGIBLE ASSETS................             -         50,200                -              278              -         50,478
OTHER ASSETS.....................         4,891          6,202                -           10,164              -         21,257
INTERCOMPANY ADVANCES............       242,654              -                -                -       (242,654)             -
INVESTMENT IN
  SUBSIDIARIES...................        57,640         50,919           63,847                -       (172,406)             -
                                   ------------- --------------- ----------------                  -------------- ---------------
                                   ------------- --------------- ---------------- ---------------- -------------- ---------------
          Total assets...........    $  305,185    $   443,355     $     63,847     $    266,243     $ (415,060)    $  663,570
                                   ============= =============== ================ ================ ============== ===============

CURRENT LIABILITIES
     Current maturities of
       long-term debt............    $       -     $    19,562     $         -      $     19,262     $       -      $   38,824
     Accounts payable............             -         50,083                -           54,106              -        104,189
     Other current liabilities...             -         62,594                -           15,990              -         78,584
                                   ------------- --------------- ---------------- ---------------- -------------- ---------------
          Total current                       -        132,239                -           89,358              -        221,597
liabilities......................
TOTAL LONG TERM DEBT.............       236,629         54,536                -           29,328              -        320,493
OTHER LONG-TERM
  LIABILITIES....................             -         43,317                -            9,607              -         52,924
INTERCOMPANY LOANS...............             -        155,623           63,847           23,184       (242,654)             -
STOCKHOLDERS' EQUITY.............        68,556         57,640                -          114,766       (172,406)        68,556
                                   ------------- --------------- ----------------                  -------------- ---------------
                                   ------------- --------------- ---------------- ---------------- -------------- ---------------
          Total liabilities and      $  305,185    $   443,355     $     63,847     $    266,243     $ (415,060)    $  663,570
            stockholders' equity.
                                   ============= =============== ================ ================ ============== ===============

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                                      (000s omitted)

                                                      U.S. Can        United          USC May        USC Europe /        U.S. Can
                                                                                   Verpackungen          May
                                                                    States Can        Holding        Verpackungen
                                                    Corporation       Company       (Subsidary      (Non-Guarantor     Corporation
                                                      (Parent)       (Issuer)       Guarantor)       Subsidaries)     Condsolidated
                                                   --------------- -------------- ---------------- ----------------- -----------------

CASH FLOWS FROM OPERATING
  ACTIVITIES.....................................    $     18,886    $   14,231     $     (8,809)    $      4,424      $     28,732
                                                   --------------- -------------- ---------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................               -       (16,371)               -           (8,133)          (24,504)
  Proceeds on sale of business...................               -        12,088                -                -            12,088
  Proceeds on the sale of property...............               -         8,755                -                -             8,755
  Investment in Formametal S.A...................               -             -                -           (4,914)           (4,914)
                                                   --------------- -------------- ---------------- ----------------- -----------------
      Net cash used in investing activities......               -         4,472                -          (13,047)           (8,575)
                                                   --------------- -------------- ---------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...............         365,168      (392,408)           8,809           18,431                 -
  Issuance of common stock.......................          53,333             -                -                -            53,333
  Issuance of preferred stock....................         106,667             -                -                -           106,667
  Retirement of common stock and exercise
    of stock options.............................        (270,022)            -                -                -          (270,022)
  Purchase of treasury stock.....................            (488)            -                -                -              (488)
  Issuance of 12 3/8% notes......................               -       175,000                -                -           175,000
  Repurchase of 10 1/8% notes....................        (254,658)            -                -                -          (254,658)
  Net borrowings (payments) under the old
revolving
    line of credit and changes in cash overdrafts               -       (56,100)               -                -           (56,100)
  Borrowing of Tranche A loan....................               -        80,000                -                -            80,000
  Borrowing of Tranche B loan....................               -       180,000                -                -           180,000
  Borrowing of  other long-term debt, including
    capital lease obligations....................               -        18,500                -              786            19,286
  Payments of long-term debt, including
    capital lease obligations....................               -        (7,377)               -          (15,151)          (22,528)
  Payment of debt financing costs................               -       (16,137)               -                -           (16,137)
  Payment of recapitalization costs..............         (18,886)            -                -                -           (18,886)
                                                   --------------- -------------- ---------------- ----------------- -----------------
      Net cash (used in) provided by
        financing activities.....................         (18,886)      (18,522)           8,809            4,066           (24,533)
                                                   --------------- -------------- ---------------- ----------------- -----------------
                                                   --------------- -------------- ---------------- ----------------- -----------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH........................................               -             -                -             (537)             (537)
                                                   --------------- -------------- ---------------- ----------------- -----------------
INCREASE (DECREASE) IN CASH AND CASH                            -           181                -           (5,094)           (4,913)
  EQUIVALENTS....................................
CASH AND CASH EQUIVALENTS, beginning
  of year........................................               -         2,095                -           13,602            15,697
                                                   --------------- -------------- ----------------                   -----------------
                                                                                                   ----------------- -----------------
CASH AND CASH EQUIVALENTS,                           $         -     $    2,276     $         -      $      8,508      $     10,784
  end of period..................................
                                                   =============== ============== ================ ================= =================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                      (000s omitted)

                                                      U.S. Can        United          USC May        USC Europe /        U.S. Can
                                                                                   Verpackungen          May
                                                                    States Can       Holding         Verpackungen
                                                     Corporation     Company        (Subsidary      (Non-Guarantor     Corporation
                                                      (Parent)       (Issuer)       Guarantor)       Subsidaries)     Condsolidated
                                                    -------------- ------------- ----------------- ----------------- -----------------

CASH FLOWS FROM OPERATING
  ACTIVITIES......................................    $       -      $  51,865      $        -        $     10,587     $     62,452
                                                    -------------- ------------- ----------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures............................             -       (24,909)               -             (6,073)         (30,982)
  Acquisition of businesses, net of cash acquired.             -             -          (63,847)                 -          (63,847)
  Proceeds on sale of business....................             -         4,500                -                  -            4,500
  Proceeds on the sale of property................             -           448                -                  -              448
  Investment in Formametal S.A....................             -             -                -             (1,600)          (1,600)
                                                    -------------- ------------- ----------------- ----------------- -----------------
      Net cash used in investing activities.......             -       (19,961)         (63,847)            (7,673)         (91,481)
                                                    -------------- ------------- ----------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances................        25,378       (95,917)          63,847              6,692                -
  Retirement of common stock and exercise of
    stock options.................................         2,820             -                -                  -            2,820
  Purchase of treasury stock......................          (502)            -                -                  -             (502)
  Repurchase of 10 1/8% notes.....................       (27,696)            -                -                  -          (27,696)
  Borrowings of long-term debt....................             -        38,598                -                  -           38,598
  Net borrowings (payments) under the revolving
    line of credit and changes in cash overdrafts.             -        23,159                -                394           23,553
  Payments of long-term debt, including capital
    lease obligations.............................             -        (5,057)               -             (4,392)          (9,449)
                                                    -------------- ------------- ----------------- ----------------- -----------------
      Net cash (used in) provided by
        financing activities......................             -       (39,217)          63,847              2,694           27,324
                                                    -------------- ------------- ----------------- ----------------- -----------------
                                                    -------------- ------------- ----------------- ----------------- -----------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH.........................................             -             -                -               (670)            (670)
                                                    -------------- ------------- ----------------- ----------------- -----------------
INCREASE (DECREASE) IN CASH AND                                -        (7,313)               -              4,938           (2,375)
  CASH EQUIVALENTS................................
CASH AND CASH EQUIVALENTS,
  beginning of year...............................             -         9,408                -              8,664           18,072
                                                    -------------- ------------- -----------------                   -----------------
                                                                                                   ----------------- -----------------
CASH AND CASH EQUIVALENTS,                            $       -      $   2,095      $        -        $     13,602     $     15,697
  end of period...................................
                                                    ============== ============= ================= ================= =================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                                      (000s omitted)

                                                                 U.S. Can        United       USC Europe /        U.S. Can
                                                                                                   May
                                                                               States Can     Verpackungen
                                                                Corporation     Company      (Non-Guarantor     Corporation
                                                                 (Parent)       (Issuer)      Subsidaries)     Condsolidated
                                                               -------------- -------------  ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................    $       -      $  54,913      $     10,050      $     64,963
                                                               -------------- -------------  ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................             -       (17,266)           (5,562)          (22,828)
  Proceeds on sale of business...............................             -        28,296                 -            28,296
  Proceeds on the sale of property...........................             -         6,578                23             6,601
  Investment in Formametal S.A...............................             -             -            (3,000)           (3,000)
                                                               -------------- -------------  ---------------- -----------------
      Net cash used in investing activities..................             -        17,608            (8,539)            9,069
                                                               -------------- -------------  ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................        10,747       (13,747)            3,000                 -
  Retirement of common stock and exercise of stock options...         1,658             -                 -             1,658
  Purchase of treasury stock.................................        (1,730)            -                 -            (1,730)
  Repurchase of 10 1/8% notes................................       (10,675)            -                 -           (10,675)
  Net borrowings (payments) under the revolving line
    of credit and changes in cash overdrafts.................             -       (36,770)                -           (36,770)
  Payments of long-term debt, including capital lease
obligations..................................................             -       (13,011)           (2,607)          (15,618)
                                                               -------------- -------------  ---------------- -----------------
      Net cash (used in) provided by financing activities....             -       (63,528)              393           (63,135)
                                                               -------------- -------------  ---------------- -----------------
                                                               -------------- -------------  ---------------- -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................             -             -               402               402
                                                               -------------- -------------  ---------------- -----------------
INCREASE (DECREASE) IN CASH AND                                           -         8,993             2,306            11,299
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................             -           415             6,358             6,773
                                                               -------------- -------------                   -----------------
                                                                                             ---------------- -----------------
CASH AND CASH EQUIVALENTS, end of period.....................    $       -      $   9,408      $      8,664      $     18,072
                                                               ============== =============  ================ =================

(15)  Quarterly Financial Data (Unaudited)

                The following is a summary of the unaudited  interim results of operations for each of the quarters in 2000 and 1999 (000's omitted).

                           First Quarter             Second Quarter            Third Quarter              Fourth Qtr
                         -----------------         ------------------       ------------------         ----------------
                         2000         1999         2000         1999        2000          1999         2000        1999
                         ----         ----         ----         ----        ----          ----         ----        ----

Net Sales........... $  213,761   $  189,775   $  210,518   $  191,623   $  200,022  $   182,750  $   185,196  $   168,749
Special Charges(a)..         --           --           --           --        3,413           --           --           --
Recapitalization
   Charge(b) .......         --           --           --           --           --           --       18,886           --
Income (loss) from
    Operations Before
     Extraordinary Item                5,637        5,551        6,121        7,138        4,376        6,006     (12,793)
3,757
Net Income (Loss)
    Available for Common
    Shareholders.... $    5,637   $    5,551   $    6,121   $    6,330   $    4,376  $     5,518  $  (30,257)  $     3,757
                     ==========   ==========   ==========   ==========   ==========  ===========  ===========  ===========

(a)             See Note 4 of the "Notes to Consolidated Financial Statements."

(b)             See Note 3 of the "Notes to Consolidated Financial Statements."

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.
                                                         PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The following table sets forth the name, age as of March 15, 2001 and position of each of our directors, executive officers and other key employees. Each of our directors will hold office until the next annual meeting of shareholders or until his successor has been elected and qualified. Our officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

                    Name                        Age                              Position
                    ----                        ---                              --------
Paul W. Jones.............................       52    Chairman of the Board, President and Chief Executive Officer
John L. Workman...........................       49    Director, Executive Vice President and Chief Financial
                                                               Officer
J. Michael Kirk...........................       43    Executive Vice President, Corporate Marketing and Aerosol
                                                               Sales
Gillian V. N. Derbyshire..................       47    Senior Vice President and General Manager, Paint, Plastic,
                                                               Custom and General Line Operations
Roger B. Farley...........................       57    Senior Vice President, Human Resources
David R. Ford.............................       54    Senior Vice President, International, and President,
                                                               European Operations
Thomas A. Scrimo..........................       52    Senior Vice President and General Manager, Aerosol
                                                               Operations and Business Support
John R. McGowan...........................       59    Vice President and Controller
Larry S. Morrison.........................       47    Vice President, Operational Excellence
Emil P. Obradovich........................       54    Vice President and Chief Technical Officer
Steven K. Sims............................       36    Vice President, General Counsel and Secretary
Sandra K. Vollman.........................       43    Vice President, Finance
Carl Ferenbach............................       58    Director
Richard K. Lubin..........................       54    Director
Ricardo Poma..............................       54    Director
Francisco A. Soler........................       55    Director
Louis B. Susman...........................       63    Director

Paul W. Jones.  Mr. Jones has been our President and Chief Executive Officer since April 1998, and our Chairman of the
Board since July 1998. From 1989 to 1998, Mr. Jones was the President of Greenfield Industries, Inc., an international tool manufacturer. Prior to joining Greenfield Industries, Inc., Mr. Jones held various positions with General Electric for 19 years, including serving as General Manager--Manufacturing for General Electric Transportation Systems from 1988 to
1989.  Mr. Jones is a member of the Board of Directors of Federal Signal Corporation and Regal-Beloit Corporation.

John L. Workman.  Mr. Workman has been our Executive Vice President and Chief Financial Officer since his appointment in
August 1998. Prior to his appointment, Mr. Workman served as Executive Vice President and Chief Restructuring Officer at
Montgomery Ward Holding Corporation. Montgomery Ward was one of the nation's largest privately-held retailers.
Mr. Workman joined Montgomery Ward in 1984 as a general auditor and held a variety of financial positions with Montgomery
Ward, including Vice President--Controller, Vice President--Finance and Chief Financial Officer. Mr. Workman was an
executive officer of Montgomery Ward in July 1997 when it filed for reorganization under Chapter 11 of the Federal bankruptcy laws.

J. Michael Kirk.  Mr. Kirk has served as our Executive Vice President, Marketing since August 1999. In February 2000,
Aerosol sales were also added to his duties. Prior to joining us, he served as General Manager of Blank Fed Packaging
Systems for Tetra Pak, Inc., a manufacturer of beverage packaging products. He joined Tetra Pak in 1986 as a sales manager and held a number of sales and marketing positions. At Tetra Pak, he became General Manager of the nine state
Southern Region of Tetra Pak and in 1996 was named General Manager of Tetra Pak's 33-state Central Region.

Gillian V. N. Derbyshire.  Ms. Derbyshire has served as our Senior Vice President, Paint, Plastic and General Line since
September 1999. In February 2000, Custom and Specialty operations were added to Ms. Derbyshire's responsibilities. Prior to joining us, she served as Vice President and General Manager of American National Can's Worldwide Plastic Bottle
Group, a position held from June 1997 to September 1999. Prior to joining American National Can, Ms. Derbyshire was Vice
President and General Manager of Tenneco Packaging's EZ Foil(R)Products Group (from June 1995 to June 1997). Prior to that, Ms. Derbyshire was Vice President and General Manager, Marketing of the Tenneco Packaging Specialty Packaging
Group.

Roger B. Farley.  Mr. Farley has served as our Senior Vice President, Human Resources since August 1998. Prior to joining us, Mr. Farley was Senior Vice President, Human Resources from July 1997 to July 1998 and Vice President, Human Resources
from June 1994 to June 1997 of Greenfield Industries, Inc., an international tool manufacturer.

David R. Ford.  Mr. Ford has served as our Senior Vice President, International and President, European Operations since
November 1997. From 1987 until 1997, Mr. Ford held a number of senior management positions with CMB Packaging Group, a division of CarnaudMetalbox (a Crown Cork & Seal company), including Vice President, Eastern Europe; Vice President,
European Food Can business; Regional Vice President, Northern Europe; and Managing Director, CMB Food Can UK. Crown
Cork & Seal is a global metal and plastic packaging company.

Thomas A. Scrimo.  Mr. Scrimo has served as our Senior Vice President and General Manager, Aerosol Operations and
Business Support since February 2000. From August 1998 to February 2000, Mr. Scrimo served as our Vice President,
Business Support Operations. Prior to joining us, he served as Vice President of Operations for Greenfield
Industries, Inc., an international tool manufacturer, from January 1997 to August 1998. From July 1992 to January 1997, he
served as Vice President of Manufacturing of Commercial Cam Co., Wheeling, Illinois, a division of Emerson Electric Co., a manufacturer of precision material handling equipment.

John R. McGowan.  Mr. McGowan has served as our Vice President and Controller since August 1989. Mr. McGowan joined us in
May 1987 and served as Vice President, Planning from September 1987 to July 1989.

Larry S. Morrison.  Mr. Morrison has served as our Vice President, Operational Excellence since February 2000. From 1998 to February 2000, Mr. Morrison served as our Vice President and General Manager, Custom and Specialty Products. From
July 1995 to 1998, Mr. Morrison served as our Vice President of Manufacturing of Custom and Specialty Products.

Emil P. Obradovich.  Mr. Obradovich has served as our Vice President and Chief Technical Officer since February 2000.
From 1996 to February 2000, Mr. Obradovich served as our Managing Director of Technical Service.

Steven K. Sims.  Mr. Sims has served as our Vice President, General Counsel and Secretary since June 1998. From
April 1995 to May 1998, Mr. Sims served as our Assistant General Counsel. From September 1989 to March 1995, Mr. Sims was
engaged in private practice at the Chicago-based law firm of Ross & Hardies.

Sandra K. Vollman.  Ms. Vollman has served as our Vice President--Finance since July 2000. From July 1999 to July 2000,
Ms. Vollman served as our Vice President--Business Development. From 1997 to 1999, Ms. Vollman was Vice President and
Corporate Controller for Montgomery Ward and Co. Prior to 1997, Ms. Vollman held a variety of financial and information systems positions at Montgomery Ward and was vice president and controller of Signature Financial/Marketing, Inc.,
Montgomery Ward's direct marketing subsidiary.

Carl Ferenbach.  Mr. Ferenbach, who was one of our founding directors in 1983 and served as a member of our Board of
Directors until February 2000, was elected as a Director at the time of the recapitalization. Mr. Ferenbach is also a
Managing Director of Berkshire Partners, which he co-founded in 1986. He has been a director of many of Berkshire
Partners' manufacturing, transportation and telecommunications investments, including, among others, Crown Castle
International Corporation, Wisconsin Central Transportation Corporation, Tranz Rail Limited and Trico Marine
Services, Inc.

Richard K. Lubin.  Mr. Lubin has served as a Director since the recapitalization. Mr. Lubin is a Managing Director of
Berkshire Partners, which he co-founded in 1986. He has been a director of many of Berkshire Partners' manufacturing, retailing and transportation investments, including, among others, The Holmes Group, Inc., InteSys Technologies, Inc. and
Wisconsin Central Transportation Corporation.

Ricardo Poma.  Mr. Poma has served as a Director since 1983. Since 1979, Mr. Poma has served as the Managing Partner and
Chief Executive Officer of Group Poma, a family holding company involved in automobile distribution, hotels, real estate development and manufacturing. Mr. Poma is also Vice Chairman of International Bancorp of Miami, Inc.; a member of the
Advisory Board of Bain Capital, an investment fund; and President of the School for Economics and Business, a private university in El Salvador.

Francisco A. Soler.  Mr. Soler has served as a Director since 1983. Since 1985, Mr. Soler has served as the Chairman of
International Bancorp of Miami, Inc., the holding company for The International Bank of Miami, N.A. Mr. Soler is also
President of Harbour Club Milano Spa and a director of various industrial and commercial companies in the United Kingdom and El Salvador.

Louis B. Susman.  Mr. Susman has served as a Director since 1998. Mr. Susman is a Vice Chairman of the Citigroup Global
Corporate Investment Bank, Chairman of the Citigroup North American Customer Committee, and a Vice Chairman of Investment
Banking and Managing Director of Salomon Smith Barney Inc. Prior to joining Salomon Brothers Inc (one of the predecessors of Salomon Smith Barney) in June 1989, Mr. Susman was a senior partner at the St. Louis-based law firm of Thompson &
Mitchell. Mr. Susman is a Director of Drury Inns and has previously served on the boards of the St. Louis National
Baseball Club, Inc., Silver Eagle, Inc., Hasco International, PennCorp Financial, Avery, Inc. and other publicly-held corporations.

                In addition to the directors listed above, we expect to expand our board to include up to four additional independent directors as a result of the recapitalization.

ITEM 11. EXECUTIVE COMPENSATION

                The following tables set forth information concerning compensation paid to our Chief Executive Officer and our other four most highly compensated executive officers during fiscal years 2000, 1999 and 1998.

Summary Compensation Table

                                                                                                      Long Term Compensation
                                                                                                      ----------------------
                                                        Annual Compensation                         Awards              Payout
                                                        -------------------                         ------              ------
                                                                                                  Securities
                                                                                                  Underlying
                                                                              Other Annual    Options/SARs (#)(c)     All Other
                                                                                              -------------------
Name and Principal Position            Year      Salary        Bonus(a)       Compensation                           Compensation
                                       ----      ------        --------       ------------                           ------------

 Paul W. Jones(b)                        2000      $614,473       $122,000             $7,521             212,202 $2,351,037(d)
 President   and   Chief    Executive    1999      $572,800       $830,200             $7,500                none      $96,300(e)
Officer                                  1998      $384,900       $618,750             $5,500             450,000       $68,100

David R. Ford(f)                         2000      $395,000        $39,500               none             141,468 $  771,266(d)
Senior Vice President, International     1999      $383,000       $251,300               none                none $  239,116(d)
and President, European Operations       1998      $365,100       $143,100               none              28,000 $  116,600

John L. Workman(b)                       2000      $398,088        $39,000             $7,521             353,669 $1,055,782(d)
Executive Vice President and Chief       1999      $378,600       $270,700             $7,500                none $     54,100(e)
Financial Officer                        1998      $119,600       $165,000             $2,900             117,500 $       2,200

Gillian V.N. Derbyshire(b)               2000      $277,069        $26,000             $7,521             212,202 $   344,568(d)
Senior Vice President and General        1999       $62,138       $102,500             $2,025              50,000 $       1,080(e)
Manager, Paint, Plastic, Custom and
General Line Operations

J. Michael Kirk(b)                       2000      $243,088        $23,500             $7,521             212,202 $  351,282(d)
Senior Vice President, Corporate         1999       $79,892        $77,500             $2,603              50,000 $      3,691(e)
Marketing and Aerosol Sales

-----------

(a)      The 1998 amounts for Messrs. Jones and Workman and the 1999 amounts for Ms. Derbyshire and Mr. Kirk consist of a signing or make-whole bonus (based on foregone bonus from their previous employers) and a guaranteed partial year incentive payout. For 1998 and 1999, the amounts shown for all officers include the dollar value of additional deferred stock units provided by us to the named executive officers in connection with their deferral of a portion of their 1998 and 1999 bonuses into deferred stock units under our Executive Deferred Compensation Plan.
         Under this plan, eligible executives were able to defer up to 25% of their annual incentive compensation into deferred United States Can Company stock units, which were settled in cash at the reorganization date. We contributed one additional deferred stock unit for each five deferred stock units elected by the executive.

(b)      Mr. Jones, Mr. Workman, Ms. Derbyshire and Mr. Kirk joined our company in April 1998, August 1998, September 1999 and August 1999, respectively.

(c)      Options granted in 1999 and 1998 were granted under various option or equity incentive plans that were terminated as of the October 4, 2000 recapitalization date and reflect shares prior to the recapitalization. Options granted in 2000 exclude options for 50,000, 25,000, 30,000, 35,000 and 37,000 shares issued to Messrs. Jones, Ford and
         Workman, Ms. Derbyshire and Mr. Kirk, respectively, under the plans in effect prior to the recapitalization. All of the foregoing options were cancelled at the time of the recapitalization, and each holder received a cash payment equal to the product of (i) the $20.00 price per share paid to shareholders in connection with the recapitalization less the exercise price of the option and (ii) the number of shares of common stock subject to the option. Options reflected in this table for 2000 were granted on October 4, 2000 under the U.S. Can
         Corporation 2000 Equity Incentive Plan in connection with the recapitalization.

(d)      The 2000 amounts include one-time bonuses in connection with the recapitalization of $697,500, $156,600,
         $309,000, $90,700 and $99,400 for Messrs. Jones, Ford and Workman, Ms. Derbyshire and Mr. Kirk, respectively, cash proceeds from the cancellation of employee stock options in the recapitalization of $1,291,312, $252,250,
         $624,713, $220,000 and $220,288 for Messrs. Jones, Ford and Workman, Ms. Derbyshire and Mr. Kirk, respectively, distribution of cash from U.S. Can Corporation's executive deferred compensation program to the extent not reported as 1999 or 1998 bonuses, of $124,384, $39,399, $38,852, $6,053 and $6,053 for Messrs. Jones, Ford and
         Workman, Ms. Derbyshire and Mr. Kirk, respectively, contributions or payments for their benefit to U.S. Can
         Corporation's Salaried Employee Savings and Retirement Accumulation Plan ("SRAP") of $10,200 for each named executive officer other than Mr. Ford and $214,538, $68,614, $16,535 and $12,772 for Messrs. Jones and Workman,
         Ms. Derbyshire and Mr. Kirk, respectively, pursuant to nonqualified retirement plans. The 2000 amounts shown for
         Mr. Jones, Ms. Derbyshire and Mr. Kirk include the cost of life insurance in excess of our standard benefit
         ($5,803, $1,080 and $1,369, respectively) and the imputed value of Mr. Workman's company-provided life insurance benefit of $810. The 2000 amounts shown for Messrs. Jones, Workman and Kirk include payments for personal financial planning of $7,300, $3,593 and $1,200, respectively. The 2000 and 1999 amounts for Mr. Ford include contributions to an executive retirement plan and an overseas employee benefit trust, of which Mr. Ford is the beneficiary, designed to provide contractual retirement benefits ($227,011 and $229,424 for 2000 and 1999, respectively) and the cost of life insurance ($8,958 and $9,692 for 2000 and 1999, respectively). The 2000 amount for Mr. Ford also includes reimbursement for relocation expenses as provided under his Service Agreement of
         $87,048.

(e)      The 1999 amounts shown for Mr. Jones, Ms. Derbyshire and Mr. Kirk include the cost of life insurance in excess of our standard benefit ($5,803, $1,080 and $1,175, respectively). The 1999 amounts shown for Messrs. Jones, Workman and Kirk include contributions or payments for their benefit to U.S. Can Corporation's Salaried Employee Savings and Retirement Accumulation Plan ("SRAP") and pursuant to nonqualified retirement plans ($90,500, $54,100 and
         $2,515, respectively).

(f)      Mr. Ford is compensated in British Pounds. Certain amounts shown for Mr. Ford have been converted to U.S. dollars at the exchange rate ($1.4931) in effect as of the calendar year-end for the year in which payment was made.

Option Grants in 2000

                                            % of Total                                        Potential Realizable Value
                             Number of        Options                                                 at Assumed
                            Securities      Granted to                                        Annual Rates of Stock Price
                            Underlying       Employees      Exercise                               Appreciation for
                              Options           in             or                                     Option Term
                                                                                                      -----------
                          Granted (#)(a)    Fiscal Year    Base Price     Expiration Date        5%($)         10%($)
                          --------------    -----------    ----------     ---------------        -----         ------
Name
Paul W. Jones...........        70,734(b)          2.17%         $1.00      October 4,  2010       $44,484       $112,729
                               141,468(c)          8.93%         $1.00       October 4, 2010       $88,969       $225,458
David R. Ford...........       141,468(b)          4.35%         $1.00       October 4, 2010       $88,969       $225,458
John L. Workman.........        70,734(b)          2.17%         $1.00       October 4, 2010       $44,484       $112,729
                               282,935(c)         17.86%         $1.00       October 4, 2010      $177,938       $450,914
Gillian V.N. Derbyshire.        84,881(b)          2.61%         $1.00       October 4, 2010       $53,382       $135,275
                               127,321(c)          8.04%         $1.00       October 4, 2010       $80,072       $202,911
J. Michael Kirk.........        84,881(b)          2.61%         $1.00       October 4, 2010       $53,382       $135,275
                               127,321(c)          8.04%         $1.00       October 4, 2010       $80,072       $202,911

-----------

(a)      Options granted in 2000 exclude options for 50,000, 25,000, 30,000, 35,000 and 37,000 shares issued to
         Messrs. Jones, Ford and Workman, Ms. Derbyshire and Mr. Kirk, respectively, under the plans in effect prior to the recapitalization, which were cancelled at the time of the recapitalization. See note (c) to the Summary
         Compensation Table.

(b)      Represents time-vested options to purchase shares of common stock. These options vest in equal installments of
         20% on October 4 of each of 2001, 2002, 2003, 2004 and 2005, subject to accelerated vesting upon a change of control of U.S. Can Corporation.

(c)      Represents performance-based options to purchase shares of common stock. These options are exercisable only as to the total number of shares that are both vested and earned. These options vest in equal installments of 20% on
         October 4 of each of 2001, 2002, 2003, 2004 and 2005. These options are earned at the time of an initial public offering or if Berkshire Fund V Investment Corp. and its affiliates receive a specified return on their investment in U.S. Can Corporation under specific, enumerated circumstances.

Aggregated Options/SAR Exercises in 2000 and 2000-End Options/SAR Valued

                No shares were acquired as a result of option exercises by the named executive officers during 2000. See note (d) to the Summary Compensation Table for a description of the cash proceeds from the cancellation of employee stock options in the recapitalization. We have not awarded any stock appreciation rights ("SARs").

                                                              Exercisable/Unexercisable
                                                                 Number of Securities      Exercisable/Unexercisable
                                                                      Underlying              Value of Unexercised
                                                                 Unexercised Options          In-The-Money Options
                           Name                                  at 2000-Year End (#)       at 2000-Year End ($)(a)
                           ----                                  --------------------       -----------------------
Paul W. Jones............................................                0/212,202                         $0/$0
David R. Ford............................................                0/141,468                         $0/$0
John L. Workman..........................................                0/353,669                         $0/$0
Gillian V.N. Derbyshire..................................                0/212,202                         $0/$0
J. Michael Kirk..........................................                0/212,202                         $0/$0

-----------

(a)      Because there was no established trading market for U.S. Can Corporation's common stock as of December 31, 2000, management has determined that the fair market value of the common stock underlying these options did not exceed
         $1.00 (the exercise price of these options) and, accordingly, none of these options were in-the-money.

Compensation of Directors

         Directors Fees

                Each outside  Director of U.S. Can  receives an annual  retainer of $30,000 and full Board  meeting fees of
$1,500 for meetings  attended in person and $500 for  telephonic  meetings.  Directors are also  reimbursed  for reasonable expenses  incurred in the course of their  service.  There are five  regularly  scheduled  full Board  meetings  each year, typically held in February, April, July, October and December.

         Committee Fees

                The Board has standing Audit,  Compensation and Nominating  Committees.  Each outside Director serving on a
Committee  receives  meeting fees of $1,000 for meetings  attended in person and $500 for  telephonic  meetings.  Committee members are also reimbursed for reasonable expenses incurred in the course of their service.

Transactions with Management

Executive Deferred Compensation Plan

                The executive deferred compensation plan permits eligible executives to reduce the amount of their current taxable income by deferring payment of up to 25% of their annual cash bonus under our management incentive plan. The vested amount in participants' accounts are invested in various mutual funds.

Executive Severance Plan

                Several of our executive officers are eligible to participate in our executive severance plan. The executive severance plan provides an executive with a severance payment equal to 12 months (18 months for certain executives) of the executive's base salary in the event the executive is terminated without cause or leaves for good reason. In the cases of Ms. Derbyshire and Messrs. Farley, Kirk, Morrison, Scrimo, Sims and Workman, the executive severance plan will not provide a severance benefit if these executives are entitled to receive a severance benefit under their change in control agreements (described below).

U.S. Can Corporation 2000 Equity Incentive Plan

                In connection with the recapitalization, the Board of Directors and stockholders of U.S. Can Corporation approved the U.S. Can Corporation 2000 Equity Incentive Plan. The Board of Directors administers the plan and may, from time to time, grant option awards to directors of U.S. Can Corporation, including directors who are not employees of U.S.
Can Corporation, all executive officers of U.S. Can Corporation and its subsidiaries, and other employees, consultants, and advisers who, in the opinion of the Board, are in a position to make a significant contribution to the success of
U.S. Can and its subsidiaries. The Board of Directors may grant options that are time-vested and options that vest based on the attainment of performance goals specified by the Board of Directors.

Change in Control Agreements

                Certain executive officers are a party to a change in control agreement. The recapitalization constituted a change in control under each agreement, which generally requires the Company to provide severance benefits to the executive officer upon his or her termination of employment during the agreement term.

                The agreements with Messrs. Morrison and Sims provide that, until the end of the 24th month following
October 2000, the executive will be entitled to the following benefits during the term of the executive's agreement while employed by us:

         o        a salary which is not less than his or her highest annual base salary rate during the one-year period before the change in control;

         o        continued participation in our management incentive plan or any replacement bonus plan providing an opportunity for an incentive payment equal to at least the greatest incentive compensation opportunity provided to him or her during the one-year period prior to the change in control;

         o        life insurance coverage providing an amount in death benefits that is not less than two times the executive's base salary and disability income replacement coverage; and

         o        participation in health, welfare, retirement and other fringe benefit programs on substantially the same terms as those benefits that are provided to other senior management employees.

                If the executive is terminated without cause at any time prior to the end of the 24th month following
October 2000, or if the executive leaves employment as a result of a constructive termination, the executive is entitled to a lump sum severance payment. This payment will equal 18 months of base salary for Mr. Morrison and 12 months of base salary for Mr. Sims. In addition, the executives will be entitled to pro rata payments of bonus awards under the management incentive plan.

                The agreements with Messrs. Ford, McGowan and Obradovich provide that upon termination by us or constructive termination by the executive within two years of a change in control, the executive will be entitled to:

         o        a severance payment equal to two times the greater of his current annual base salary or the annual base salary immediately before the change in control in the cases of Messrs. Ford and McGowan and equal to one times this amount in the case of Mr. Obradovich;

         o        a pro-rated bonus based on the executive's target bonus;

         o        accelerated vesting of all restricted stock grants awarded to Mr. McGowan; and

         o        continuation of health and welfare benefits for two years following termination in the cases of
                  Messrs. Ford and McGowan and for one year in the case of Mr. Obradovich.

Employment Agreement with Mr. Jones

                As of the recapitalization, Mr. Jones terminated his then existing change of control agreement and entered into a new two-year employment agreement with us. Under the terms of Mr. Jones' employment agreement, he will be paid an annual base salary of at least $610,000. His base salary and other compensation will be reviewed annually by the
Compensation Committee of the Board of Directors. Mr. Jones participates in the management incentive plan with an opportunity to receive a bonus payment equal to 100% of his base salary. We have also agreed to provide Mr. Jones with term life insurance coverage with death benefits at least equal to twice his base salary, an automobile allowance and employee benefits comparable to those provided to our other senior executives.

                In the event of the termination of Mr. Jones' employment with us due to his death or permanent disability, we will pay him or his estate:

         (1)      an amount equal to one year's base salary reduced by any amounts received from any life or disability insurance provided by us; and

         (2)      if Mr. Jones is entitled to receive a bonus payment under the management incentive plan, a bonus payment prorated to reflect any partial year of employment.

                In the event Mr. Jones terminates his employment for good reason or we terminate his employment without cause, we will pay him:

         (1)      his base salary and benefits for the earliest to occur of 18 months, his death or the date that he breaches the provisions of his employee agreement (relating to non-competition, confidentiality and inventions); and

         (2)      if Mr. Jones is entitled to receive a bonus payment under the management incentive plan, a bonus payment prorated to reflect any partial year of employment.

                If Mr. Jones' employment is terminated for cause or by voluntary resignation, he will receive no further compensation.

Employment Agreements with Ms. Derbyshire and Messrs. Farley, Kirk, Scrimo and Workman

                As of the recapitalization, Ms. Derbyshire and Messrs. Farley, Kirk, Scrimo and Workman, referred to as the executives, terminated their then existing change of control agreements and entered into new employment agreements with the Company. Two-year employment agreements were entered into with each of the executives on October 4, 2000. Under the terms of these employment agreements, Ms. Derbyshire and each of Messrs. Farley, Kirk, Scrimo and Workman will be paid an annual base salary of at least $260,000, $226,000, $235,000, $220,000 and $390,000, respectively. Each executive's base salary and other compensation will be reviewed annually by that executive's supervisor. Each executive also participates in our management incentive plan with an opportunity to receive a bonus payment equal to 50% of his or her base salary. The Company also agreed to provide each executive with term life insurance coverage with death benefits at lease equal to twice his or her base salary, an automobile allowance and employee benefits comparable to those provided to our other senior executives.

                In the event of the termination of an executive's employment with us due to his or her death or permanent disability, we will pay him or her or his or her estate:

         (1)      an amount equal to one year's base salary reduced by any amounts received from any life or disability insurance provided by us; and

         (2)      if the executive is entitled to receive a bonus payment under the management incentive plan, a bonus payment prorated to reflect any partial year of employment.

                In the event an executive terminates his or her employment for good reason or we terminate his or her employment without cause, we will pay him or her:

         (1)      his or her base salary and benefits for the earliest to occur of 18 months, his or her death or the date that he or she breaches the provisions of his or her employee agreement (relating to non-competition, confidentiality and inventions); and

         (2)      if the executive is entitled to receive a bonus payment under the management incentive plan, a bonus payment prorated to reflect any partial year of employment.

                If an executive's employment is terminated for cause or by voluntary resignation, he or she will receive no further compensation.

Service Agreement with Mr. Ford

                The Company has entered into a service agreement with Mr. Ford through our wholly owned subsidiary, USC
Holding UK Limited. The service agreement will continue in effect until it is terminated by us or Mr. Ford, but not beyond Mr. Ford's attainment of USC Holding UK Limited's retirement age (currently 65). The Company has agreed to pay
Mr. Ford a base salary of(pound)232,000 per year during the term of his agreement and to provide him with an automobile and retirement benefits no less beneficial than those provided by his previous employer. The Company has agreed to provide a target bonus for Mr. Ford of 50% of his base salary with the actual amount based upon the attainment of pre-established performance goals.

                Mr. Ford may terminate his employment by providing 12 months notice Mr. Ford's employment may be terminated by giving him 24 months notice, except Mr. Ford's employment can be terminated for cause without prior notice.
After termination notice is given and prior to expiration of the notice period, the Company is required to continue to pay Mr. Ford's salary and provide other contractual benefits. If Mr. Ford's employment is terminated by reason of redundancy, he will receive an additional payment to Mr. Ford equal to two times his entitlement to statutory redundancy pay (to include the statutory entitlement).

                Additionally, the service agreement requires Mr. Ford to refrain from disclosing confidential information acquired in connection with his employment with the Company and also requires Mr. Ford to refrain from working for any other firm during the term of the agreement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Following the consummation of the transactions on October 4, 2000, we had one class of issued and outstanding common stock, and U.S. Can Corporation owned all of it.

                The following table sets forth certain information with respect to the ownership of U.S. Can Corporation's common stock as of March 15, 2001.  As of March 15, 2001, U.S. Can Corporation had 53,333,333 shares of issued and outstanding common stock.

                U.S. Can Corporation's preferred stock, which has no voting rights other than those provided by Delaware law, is owned by Berkshire Partners and its co-investors, Salomon Smith Barney, Carl Ferenbach and affiliates of Ricardo
Poma, Francisco Soler.  See " Certain Relationships and Related Party Transactions--Preferred Stock."

                Notwithstanding the beneficial ownership of common stock presented below, the stockholders agreement entered into upon consummation of the transactions governs the stockholders' exercise of their voting rights with respect to the election of directors and other material events. The parties to the stockholders agreement have agreed to vote their shares to elect the Board of Directors as set forth therein. See "Certain Relationships and Related Party
Transactions - Stockholders Agreement."

                The following table describes the beneficial ownership of each class of issued and outstanding common stock of U.S. Can Corporation by each of our directors and executive officers, our directors and executive officers as a group and each person who beneficially owns more than 5% of the outstanding shares of common stock of U.S. Can
Corporation as of March 15, 2001. As used in the table, beneficial ownership has the meaning set forth in
Rule 13d-3(d)(1) of the Exchange Act.

                           Beneficial Owner                                Number of Shares       Percent Ownership
                           ----------------                                ----------------       -----------------
Berkshire Partners LLC(1).............................................               41,229,278           77.30%
Salomon Smith Barney Inc.(2)..........................................                2,613,332           4.90
Paul W. Jones.........................................................                1,933,334           3.63
John L. Workman.......................................................                1,000,000           1.88
J. Michael Kirk.......................................................                  333,333              *
Gillian V. N. Derbyshire..............................................                  333,333              *
Roger B. Farley.......................................................                  533,333           1.00
David R. Ford.........................................................                  453,333              *
Thomas A. Scrimo......................................................                  213,334              *
Carl Ferenbach(3).....................................................               41,229,278          77.30
Richard K. Lubin(4)...................................................               41,229,278          77.30
Ricardo Poma(5).......................................................                2,202,344           4.13
Francisco A. Soler(6).................................................                  951,485           1.79
Louis B. Susman(7)....................................................                2,613,332           4.90
All officers and directors as a group (12 persons)....................               51,769,758          97.07

-----------

*        Less than 1%

(1)      Includes 25,847,737 shares of common stock held by Berkshire Fund V Investment Corp.; 2,584,771 shares of common stock held by Berkshire Investors LLC; and 12,796,770 shares of common stock held by Berkshire Fund V
         Coinvestment Corp. The address of Berkshire Partners LLC is One Boston Place, Suite 3300, Boston, Massachusetts
         02108.

(2)      The address of Salomon Smith Barney Inc. is 8700 Sears Tower, Chicago, Illinois 60606.

(3)      Mr. Ferenbach is a Managing Director of Berkshire Partners LLC.

(4)      Mr. Lubin is a Managing Director of Berkshire Partners LLC.

(5)      Mr. Poma beneficially owns 2,202,344 shares of U.S. Can Corporation common stock as a result of his relationship to (i) Salcorp Ltd., a company of which Mr. Poma is the sole stockholder, director and executive officer, and which is the record holder of 924,804 shares, (ii) Scarsdale Company N.V., Inc., a company of which Mr. Poma is a director and executive officer and which is the record holder of 26,681 shares, and (iii) Barcel Corporation, which is the record holder of 1,250,859 shares and is wholly owned by United Capital Corporation, which is wholly owned by Inversal Trust, a family trust of which Mr. Poma is the trustee.

(6)      Mr. Soler beneficially owns 951,485 shares of U.S. Can Corporation common stock as a result of his relationship to (i) Windsor International Corporation, a company of which Mr. Soler is a director and executive officer and which is the record holder of 424,460 shares, (ii) Atlas World Carriers S.A., a company of which Mr. Soler is a director and executive officer and which is the record holder of 250,172 shares, (iii) The World Financial
         Corporation S.A., a company of which Mr. Soler is a director and executive officer and which is the record holder of 250,172 shares, and (iv) Scarsdale Company N.V., Inc., a company of which Mr. Soler is an executive officer and which is the record holder of 26,681 shares.

(7)      Mr. Susman is the Vice Chairman of Investment Banking and Managing Director of Salomon Smith Barney Inc. Salomon
         Smith Barney owns 2,613,332 shares of common stock.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Berkshire Partners

                Berkshire Partners has been actively involved in our company through Carl Ferenbach, a founding partner of
Berkshire Partners. Mr. Ferenbach was one of the Company's founding directors in 1983 and served as a member of our Board of Directors until February 2000. Upon the completion of the recapitalization, Berkshire Partners received a fee of
$2.0 million. In addition, Berkshire Partners will receive a management fee of $750,000 per year.

Relationship with Salomon Smith Barney

                Salomon Smith Barney currently beneficially owns 4.62% of the Company's common stock and provides investment banking and financial advisory services. Between 1997 and 1998, Salomon Brothers Inc, one of Salomon Smith
Barney's predecessors, was paid approximately $800,000 in fees in connection with the sale of our commercial metal services business. Salomon Smith Barney was paid $2.0 million in fees for financial advisory services provided in connection with the recapitalization. In addition, Salomon Smith Barney received customary fees for serving as sole book running manager for the original offering, as dealer manager in U.S. Can Corporation's tender offer for all of its outstanding 101/8% notes due 2006 and as joint arranger under the new senior secured credit facility.

Stockholders Agreement

                In connection with the recapitalization, the Company entered into a stockholders agreement with stockholders which provides for, among other things, certain restrictions and rights related to the transfer, sale or purchase of common stock and preferred stock.  The stockholders agreement has the following provisions:

         o        Prior to the third anniversary of the closing of the recapitalization, no stockholder may transfer shares of U.S. Can Corporation capital stock (other than limited exceptions including permitted transfers to an affiliate or in connection with estate planning).

         o        After the third anniversary of the closing of the recapitalization, a stockholder may only transfer shares of U.S. Can Corporation capital stock (other than limited exceptions including permitted transfers to an affiliate or in connection with estate planning) after the transferring stockholder first gives U.S. Can Corporation, and then the other stockholders on a pro rata basis, a right of first refusal to purchase all or a portion of the shares at the same price.

         o        U.S. Can Corporation has the right to purchase U.S. Can Corporation equity securities held by a management stockholder (as defined) in the event the management stockholder's employment with U.S. Can
                  Corporation is terminated for any reason.

         o        If a management stockholder's employment with U.S. Can Corporation is terminated by virtue of death, disability or retirement in accordance with U.S. Can Corporation policy, the management stockholder will have the right to require U.S. Can Corporation to purchase his or her equity securities of U.S. Can
                  Corporation.

         o        If, at any time, specified stockholders holding 75% of the outstanding common stock equivalents (as defined) (i.e., Berkshire Partners, its affiliates and another stockholder) elect to consummate the sale of 50% or more of the common stock of U.S. Can Corporation to an unaffiliated third party, the remaining stockholders will be obligated to consent to and take all actions necessary to complete the proposed sale of the same proportion of their stock on the same terms.

         o        After the third anniversary of the closing of the recapitalization, a stockholder (or a group of stockholders together) owning more than 4% of the outstanding shares of U.S. Can Corporation capital stock may only (other than in connection with estate planning transfers) transfer the shares to an unaffiliated third party, so long as other stockholders are given the option to participate in the proposed transfer on the same terms and conditions on a pro rata basis (except in connection with transfers permitted by the stockholders agreement).

         o        The stockholders have agreed to elect directors of U.S. Can Corporation such that the Board of Directors will consist of two designees of Berkshire and its affiliates so long as the Berkshire stockholders maintain ownership of at least 25% of the U.S. Can Corporation common stock, two designees of management stockholders, Louis Susman, Ricardo Poma, Francisco Soler (or other designees of the Scarsdale Group if
                  Francisco Soler and Ricardo Poma both no longer serve on the Board of Directors so long as the Scarsdale
                  Group owns at least 5% of the U.S. Can Corporation common stock) and two other independent directors acceptable to the other directors.

         o        Following an initial public offering of U.S. Can Corporation common stock, specified stockholders will have either one or two demand registration rights. The stockholders will be entitled to "piggy-back"
                  registration rights on all registrations of U.S. Can Corporation common stock by U.S. Can Corporation or any other stockholder, subject to customary underwriter cutback.

         o        So long as U.S. Can Corporation is not paying default interest under any of its financing arrangements, an 80% vote of the common stockholders will be required to approve and adopt mergers, acquisitions, charter or bylaw amendments, extraordinary borrowings, dividends, stock issuances and other specified matters. An 80% vote will be required at all times for a financial restructuring that treats the management stockholders differently and adversely from the rest of the common stockholders.

         o        Stockholders have pre-emptive rights to subscribe for newly issued shares on a pro rata basis, subject to certain exclusions.

         o        Most of the restrictions contained in the stockholders agreements terminate upon consummation of a qualified initial public offering of common stock by U.S. Can Corporation or specified changes in control of U.S. Can Corporation.

Preferred Stock

                As part of the transactions, U.S. Can Corporation issued and sold in a private placement shares of preferred stock having an aggregate value of $106.7 million to Berkshire Partners and its affiliates and the rollover stockholders. The principal terms of the preferred stock are summarized below. This summary, however, is not complete and is qualified in its entirety by reference to the provisions of U.S. Can Corporation's certificate of incorporation, as in effect at the time of the closing of the transactions.

                Dividends. Dividends accrue on the preferred stock at an annual rate of 10%, are cumulative from the date of issuance and compounded quarterly, on March 31, June 30, September 30 and December 31 of each year and are payable in cash when and as declared by our Board of Directors, so long as sufficient cash is available to make the dividend payment and has been obtained in a manner permitted under the terms of our new senior secured credit facility and the indenture.

                Voting Rights. Holders of the preferred stock have no voting rights, except as otherwise required by law.

                Ranking. The preferred stock has a liquidation preference equal to the purchase price per share, plus all accrued and unpaid dividends. The preferred stock ranks senior to all classes of U.S. Can Corporation common stock and is not convertible into common stock.

                Redemption. U.S. Can Corporation is required to redeem the preferred stock, at the option of the holders, at a price equal to its liquidation preference, plus accrued and unpaid dividends, upon the occurrence of any of the following events and so long as sufficient cash is available at U.S. Can or available from dividend payments permitted under the terms of the indenture:

         o        the bankruptcy of either U.S. Can Corporation or United States Can Company;

         o        the acceleration of debt under any major loan agreement to which U.S. Can Corporation or any of its subsidiaries is a party; or

         o        public offerings of shares of capital stock of U.S. Can Corporation.

                No holder of preferred stock, however, may require U.S. Can Corporation to redeem the preferred stock if doing so would cause the bankruptcy of U.S. Can Corporation or United States Can Company or a breach of the indenture. In addition, if proceeds from public offerings of U.S. Can Corporation's stock are insufficient to redeem all of the shares of the preferred stock that the holders wish to be redeemed, U.S. Can Corporation is required to redeem the remaining shares at a price equal to its liquidation preference, 366 days after the tenth anniversary of the closing of the transactions or the payment in full of the notes and the debt outstanding under the new senior secured credit facility, whichever is earlier.

                U.S. Can Corporation's certificate of incorporation expressly states that any redemption rights of holders of preferred stock shall be subordinate or otherwise subject to prior rights of the lenders under our new senior secured credit facility and the holders of the exchange notes.

                Upon a change of control of U.S. Can Corporation (as defined in the indenture), the shares of preferred stock may be redeemed at the option of either the holders or U.S. Can Corporation, subject to the terms of our new senior secured credit facility and after the holders of the notes have been made and completed the requisite offer to repurchase following a change of control under the indenture.

                The new senior secured credit facility prohibits our ability to redeem the preferred stock, and the indenture restricts U.S. Can Corporation's ability to obtain funds that may be necessary to redeem the preferred stock.

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

                (b)             Reports on Form 8-K

                                                On October 18, 2000, the registrant filed a Form 8-K reporting the completion of its leveraged buyout under Items 1, 5 and 7.

                                                On October 26, 2000, the registrant filed a Form 8-K reporting its third quarter results under Items 7 and 9.

                                                        SIGNATURES

                Pursuant  to the  requirements  of  Section  13 or 15  (d) of the  Securities  Exchange  Act of  1934,  the
registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto duly  authorized on March
30, 2001.

                                                                      U.S. CAN CORPORATION

                                                                      By:            /s/ John L. Workman
                                                                         -------------------------------------------------

                                                                                       John L. Workman
                                                                      Executive Vice President and Chief Financial Officer

                Each of the undersigned officers and directors of U.S. Can Corporation hereby severally constitutes and appoints and each of them singly, his or her true and lawful attorneys with full power to them, and each of them singly, to execute on behalf of the undersigned in the capacities indicated below any and all amendments to this Report on Form
10-K.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney have been signed below by the following persons in the capacities and on the date indicated.

Signature                                                    Title
---------                                                    -----

                  /s/ Paul W. Jones                          Chairman of the Board, President and Chief
-----------------------------------------------------
                    Paul W. Jones                                      Executive Officer

                 /s/ John L. Workman                         Director, Executive Vice President and Chief Financial Officer
-----------------------------------------------------
                   John L. Workman

                 /s/ John R. McGowan                         Vice President and Controller
-----------------------------------------------------
                   John R. McGowan

                 /s/ Carl Ferenbach                          Director
-----------------------------------------------------
                   Carl Ferenbach

                /s/ Richard K. Lubin                         Director
-----------------------------------------------------
                  Richard K. Lubin

                  /s/ Ricardo Poma                           Director
-----------------------------------------------------
                    Ricardo Poma

               /s/ Francisco A. Soler                        Director
-----------------------------------------------------
                 Francisco A. Soler

                 /s/ Louis B. Susman                         Director
-----------------------------------------------------
                   Louis B. Susman

Item 21. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)             The following exhibits are either filed with this registration statement or incorporated by reference:

Exhibit
Number                                                          Exhibit Description

2.1      Agreement and Plan of Merger (the  "Merger Agreement ") dated as of June 1, 2000 between U.S. Can Corporation and
         Pac Packaging Acquisition Corporation (Exhibit 2 to the current report on Form 8-K, filed on June 15, 2000).(1)
2.2      First Amendment to Merger Agreement dated as of June 28, 2000 (Exhibit 2.2 to the current report on Form 8-K, filed on June 30, 2000).(1)
2.3      Second Amendment to Merger Agreement dated as of August 22, 2000 (Exhibit 2.3 to the current report on Form 8-K, filed on August 31, 2000).(1)
3.1      Restated Certificate of Incorporation of U.S. Can Corporation (Exhibit 3.1 to the registration statement on Form
         (No. 333-53276), declared effective on March 5, 2001).(1)
3.2      Amended and Restated By-laws of U.S. Can Corporation (Exhibit 3.2 to the registration statement on Form (No.
         333-53276), declared effective on March 5, 2001).(1)
3.3      Restated Certificate of Incorporation of United States Can Company (Exhibit 3.3 to the registration statement on
         Form (No. 333-53276), declared effective on March 5, 2001).(1)
3.4      Amended and Restated By-laws of United States Can Company (Exhibit 3.4 to the registration statement on Form (No.
         333-53276), declared effective on March 5, 2001).(1)
3.5      Certificate of Incorporation of USC May Verpackungen Holding Inc (Exhibit 3.5 to the registration statement on
         Form (No. 333-53276), declared effective on March 5, 2001).(1)
3.6      By-Laws of USC May Verpackungen Holding Inc (Exhibit 3.6 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)
4.1      Indenture dated as of October 4, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (Exhibit
         4.1 to the current report on Form 8-K, filed on October 18, 2000).(1)
10.1     Credit Agreement dated as of October 4, 2000, among United States Can Company, the guarantors and Bank of
         America, N.A. and the other financial institutions listed therein, as Lenders (Exhibit 10.1 to the current report on Form 8-K, filed on October 18, 2000).(1)
10.2     Pledge Agreement dated as of October 4, 2000 among U.S. Can Corporation, United States Can Company, each of the domestic subsidiaries of United States Can Company and Bank of America, N.A (Exhibit 10.2 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)
10.3     Security Agreement dated as of October 4, 2000 among U.S. Can Corporation, United States Can Company, each of the domestic subsidiaries of United States Can Company and Bank of America, N.A (Exhibit 10.3 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)
10.4     Sublease Agreement, dated 2/10/89, relating to the Commerce, CA property (Exhibit 10.10 to the quarterly report on Form 10-Q for the quarter ended April 6, 1997, filed on May 20, 1997).(1)
10.5     Lease Agreement, dated 1/1/76, as amended, relating to the Weirton, WV property (Exhibit 10.11 to the quarterly report on Form 10-Q, for the quarter ended April 6, 1997, filed on May 20, 1997).(1)
10.6     Frank J. Galvin Separation Agreement, dated 2/1/2000 (Exhibit 10.7 to the annual report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).(1)
10.7     Amendment No. 4 to the Lease Agreement, dated 1/1/76, as amended, relating to the Weirton, WV property (Exhibit
         10.7 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)
10.8     Lease relating to Dragon Parc Industrial Estate, Merthyr Tydfil, Wales, dated November 27, 1996 (Exhibit 10.24 to the annual report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 26, 1997).(1)
10.9     Nonqualified Supplemental 401(k) Plan (Exhibit 10.33 to the annual report on Form 10-K for the fiscal year ended
         December 31, 1995, filed on March 26, 1996).(1)
10.10    Nonqualified Benefit Replacement Plan (Exhibit 10.34 to the annual report on Form 10-K for the fiscal year ended
         December 31, 1995, filed on March 26, 1996).(1)

Exhibit
Number                                                          Exhibit Description

10.11    Lease Agreement between May Grundbesitz GmbH & Co. KG and May Verpackungen GmbH & Co. KG (Exhibit 10.1 to the
         quarterly report on Form 10-Q for the quarter ended July 2, 2000, filed on August 15, 2000).(1)
10.12    Amendment No. 3 to the Lease Agreement, dated 1/1/76, as amended, relating to the Weirton, WV property (Exhibit
         10.55 to the annual report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 26, 1996).(1)
10.13    Employment Agreement dated October 4, 2000 by and among Paul W. Jones, United States Can Company and U.S. Can
         Corporation (Exhibit 10.13 to the registration statement on Form (No. 333-53276), declared effective on March 5,
         2001).(1)
10.14    Employment Agreement dated October 4, 2000 by and among John L. Workman, United States Can Company and U.S. Can
         Corporation (Exhibit 10.14 to the registration statement on Form (No. 333-53276), declared effective on March 5,
         2001).(1)
10.15    Employment Agreement dated October 4, 2000 by and among Gillian V. Derbyshire, United States Can Company and U.S.
         Can Corporation (Exhibit 10.15 to the registration statement on Form (No. 333-53276), declared effective on March
         5, 2001).(1)
10.16    Employment Agreement dated October 4, 2000 by and among Roger B. Farley, United States Can Company and U.S. Can
         Corporation (Exhibit 10.16 to the registration statement on Form (No. 333-53276), declared effective on March 5,
         2001).(1)
10.17    Employment Agreement dated October 4, 2000 by and among J. Michael Kirk, United States Can Company and U.S. Can
         Corporation (Exhibit 10.17 to the registration statement on Form (No. 333-53276), declared effective on March 5,
         2001).(1)
10.18    Employment Agreement dated October 4, 2000 by and among Thomas A. Scrimo, United States Can Company and U.S. Can
         Corporation (Exhibit 10.18 to the registration statement on Form (No. 333-53276), declared effective on March 5,
         2001).(1)
10.19    Service Agreement with David R. Ford dated November 24, 1997 (Exhibit 10.34 to the annual report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).(1)
10.20    Employee Agreement dated October 4, 2000 by and among David R. Ford, United States Can Company and U.S. Can
         Corporation (Exhibit10.20 to the registration statement on Form (No. 333-53276), declared effective on March 5,
         2001).(1)
10.21    Change-in-Control Agreement dated February 4, 1998 by and among David R. Ford, U.S. Can Corporation and United
         States Can Company (Exhibit 10.51 to the annual report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998).(1)
10.22    U.S. Can Corporation Executive Deferred Compensation Plan (Exhibit 10.30 to the annual report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).(1)
10.23    Amendment No. 1 to the U.S. Can Corporation Executive Deferred Compensation Plan, dated as of October 4, 2000
         (Exhibit 10.23 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)
10.24    U.S. Can Corporation 2000 Equity Incentive Plan (Exhibit 10.24 to the registration statement on Form (No.
         333-53276), declared effective on March 5, 2001).(1)
10.25    United States Can Company Executive Severance Plan, dated as of October 13, 1999 (Exhibit 10.34 to the annual report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).(1)
10.26    U.S. Can Corporation Stockholders Agreement, dated as of October 4, 2000 (Exhibit 10.26 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

21       Subsidiaries of the Registrants.(1)
23.      Consent of Auditors.
24              Power of Attorney (included as part of the Signature Pages).

 (1) Incorporated by reference.
(b) Other financial  statement  schedules are omitted because the information called for is not required or is shown either in the financial statements or the accompanying notes.