Form 10-Q
period 2001-04-01
US CAN CORP
filed 2001-05-15
CIK 895726

                                                                 2
=======================================================================================================================================

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-Q

                                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                             For the Quarterly Period Ended April 1, 2001

                                                    Commission File Number 0-21314

                                                         U.S. CAN CORPORATION
                                        (Exact Name of Registrant as Specified in its Charter)

                                                              06-1094196
                                                 (I.R.S. Employer Identification No.)

                                                               DELAWARE
                                                    (State or Other Jurisdiction of
                                                    Incorporation or Organization)

                                                       700 EAST BUTTERFIELD ROAD
                                                               SUITE 250
                                                        LOMBARD, ILLINOIS 60148
                                     (Address of Principal Executive Offices, Including Zip Code)

                                                            (630) 678-8000
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

                                                       Yes |X| No |_|

         As of April 30, 2001, 53,333,333 shares of Common Stock were outstanding.

=======================================================================================================================================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                               FORM 10-Q

                                             FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

                                                           TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Statements of Operations for the Quarterly Periods Ended
                 April 1, 2001 and April 2, 2000..................................................................     3

                 Consolidated Balance Sheets as of April 1, 2001 and December 31, 2000............................     4

                 Consolidated Statements of Cash Flows for the Quarterly Periods Ended
                 April 1, 2001 and April 2, 2000..................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................................    15

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................................    16

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    17

Item 6.          Exhibits and Reports on Form 8-K.................................................................    17

Forward Looking Statements

         Certain statements in this filing constitute  "forward-looking  statements" within the meaning of the Federal securities laws.
Such  statements  involve known or unknown  risks and  uncertainties  which may cause the  Company's  actual  results,  performance  or achievements to be materially  different than future results,  performance or achievements  expressed or implied in this report. By way of example and not limitation and in no particular  order,  known risks and  uncertainties  include our substantial debt and ability to generate positive cash flows; the timing and cost of plant closures;  the level of cost reduction achieved through  restructuring;  the success of new technology;  the timing of, and synergies  achieved through,  integration of acquisitions;  changes in market conditions or product demand; loss of important customers;  changes in raw material costs; and currency  fluctuation.  In light of these and other risks and  uncertainties,  the inclusion of a  forward-looking  statement in this report should not be regarded as a representation  by the Company that any future results, performance or achievement will be attained.

                                                                  18
                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (000's OMITTED)

                                                                             For the Quarterly Period Ended
                                                                    -------------------------------------------------
                                                                        April 1, 2001             April 2, 2000
                                                                    -----------------------  ------------------------
                                                                                      (Unaudited)
Net Sales                                                                 $    191,168             $    213,761
Cost of Sales                                                                  166,717                  184,298
                                                                          -------------            ------------
     Gross income                                                               24,451                   29,463
Selling, General and Administrative Expenses                                    11,842                   11,941
                                                                          -------------            ------------
     Operating income                                                           12,609                   17,522
Interest Expense                                                                14,804                    8,394
                                                                          -------------            ------------
     Income (loss) before income taxes                                          (2,195)                   9,128
Provision (benefit) for Income Taxes                                              (867)                   3,491
                                                                          ------------             ------------
Net Income (Loss) Before Preferred Stock Dividends                              (1,328)            $      5,637
                                                                                                   ============
Preferred Stock Dividend Requirement                                            (2,725)
                                                                          ------------
Net Income (Loss) Available for Common Stockholders                       $     (4,053)
                                                                          ============

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                   (000's OMITTED, except per share)

                                                                                     April 1,          December 31,
                                     ASSETS                                            2001                2000
                                                                                 -----------------   ------------------
CURRENT ASSETS:                                                                     (Unaudited)
      Cash and cash equivalents                                                    $        4,904      $       10,784
      Accounts receivable, net of allowances                                              108,377              90,763
      Inventories                                                                         115,479             113,902
      Deferred income taxes                                                                12,620              12,538
      Other current assets                                                                 21,245              23,300
                                                                                 -----------------   ------------------
          Total current assets                                                            262,625             251,287

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                           265,675             272,220

GOODWILL, less amortization                                                                68,362              70,712

OTHER NON-CURRENT ASSETS                                                                   59,116              43,645
                                                                                 -----------------   ------------------
          Total assets                                                             $      655,778      $      637,864
                                                                                 =================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations           $       18,414      $       14,671
      Accounts payable                                                                     98,356             102,274
      Accrued expenses                                                                     55,145              46,479
      Restructuring reserves                                                               10,776              11,915
      Income taxes payable                                                                    802               1,704
                                                                                 -----------------   ------------------
          Total current liabilities                                                       183,493             177,043

LONG TERM DEBT                                                                            501,498             480,374

DEFERRED INCOME TAXES PAYABLE                                                               4,187               3,083

OTHER LONG-TERM LIABILITIES                                                                46,130              42,419
                                                                                 -----------------   ------------------

          Total liabilities                                                               735,308             702,919

PREFERRED STOCK                                                                           111,993             109,268

STOCKHOLDERS' EQUITY:
      Common stock, $0.01 par value                                                           533                 533
      Additional paid in capital                                                           52,800              52,800
      Currency translation adjustment                                                     (30,583)            (19,674)
      Unrealized loss on cash flow hedges                                                  (2,236)                 -
      Accumulated deficit                                                                (212,037)           (207,982)
                                                                                 -----------------   ------------------
          Total stockholders' equity                                                     (191,523)           (174,323)
                                                                                 -----------------   ------------------
              Total liabilities and stockholders' equity                           $      655,778      $      637,864
                                                                                 =================   ==================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (000's OMITTED)

                                                                                        For the Quarterly Period Ended
                                                                                       April 1, 2001       April 2, 2000
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net income (loss) before preferred stock dividend requirements                       $        (1,328)    $         5,637
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                              9,144               9,411
      Deferred income taxes                                                                        867                 611
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable                                                                      (19,449)            (25,344)
      Inventories                                                                               (4,134)             (6,480)
      Accounts payable                                                                            (982)             (2,992)
      Accrued expenses                                                                           4,072               7,557
      Other, net                                                                                (4,429)              2,942
                                                                                     ------------------  ------------------
          Net cash used for operating activities                                               (16,239)             (8,658)
                                                                                     ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                          (4,039)             (8,876)
  Acquisition of business                                                                       (4,570)                 -
  Proceeds from sale of business                                                                    -               12,088
  Proceeds from sale of property                                                                    -                   13
  Advances to Formametal S.A.                                                                   (5,800)                 -
                                                                                     ------------------  ------------------
          Net cash provided by (used for) investing activities                                 (14,409)              3,225
                                                                                     ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                                            -                  150
  Net borrowings (payments) under revolving lines of credit                                     25,700              10,692
  Borrowing of  other long-term debt                                                             3,068               1,462
  Payments of long-term debt, including capital lease obligations                               (3,392)             (9,702)
  Purchase of treasury stock                                                                        -                 (278)
                                                                                     ------------------  ------------------
      Net cash provided by financing activities                                                 25,376               2,324
                                                                                     ------------------  ------------------
                                                                                     ------------------  ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (608)               (364)
                                                                                     ------------------  ------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                           (5,880)             (3,473)
CASH AND CASH EQUIVALENTS, beginning of period                                                  10,784              15,697
                                                                                     ------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period                                               $         4,904     $        12,224
                                                                                     ==================  ==================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             APRIL 1, 2001
                                                              (Unaudited)

(1) PRINCIPLES OF REPORTING

         The  consolidated  financial  statements  include the accounts of U.S. Can Corporation (the  "Corporation"),  its wholly owned subsidiary,  United States Can Company ("U.S.  Can"),  and U.S. Can's  subsidiaries  (collectively,  the  "Company").  All  significant intercompany  balances and transactions have been eliminated.  These financial  statements,  in the opinion of management,  include all normal  recurring  adjustments  necessary  for a fair  presentation.  Operating  results  for any  interim  period are not  necessarily indicative  of results  that may be expected for the full year.  These  financial  statements  should be read in  conjunction  with the previously  filed  financial  statements  and  footnotes  included in the  Corporation's  Annual Report on Form 10-K for the year ended
December 31, 2000.

          NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, the  Corporation  adopted  Statement of Financial  Accounting  Standards  (SFAS) No. 133,  "Accounting for
Derivative  Instruments  and Hedging  Activities,"  as amended by SFAS No. 137 and SFAS No. 138. In accordance  with the  provisions of
SFAS No. 133, the  Corporation  recorded a transition  adjustment  in other  comprehensive  income of $1.5 million upon adoption of the standard to recognize its derivative  instruments  at fair value.  As of April 1, 2001, the  accumulated  unrealized  loss on cash flow hedges included in Accumulated Other Comprehensive Income was $2.2 million.

         The Company uses financial  instruments,  including  forward exchange and swap contracts to manage its exposure to movement in interest and foreign  exchange rates.  The use of these financial  instruments  modifies the exposure of these risks with the intent to reduce the risk and  variability  to the Company.  Derivatives  are recorded on the  Consolidated  Balance Sheet at fair value in other non-current  assets and other  long-term  liabilities.  Initially,  upon adoption of the new  derivative  accounting  requirements  and prospectively,  the  effective  portion of the changes in the fair value of a  derivative  that is  designated  as a cash flow hedge is recorded in Accumulated Other Comprehensive  Income.  When the hedged item is realized,  the gain or loss included in Accumulated Other
Comprehensive  Income is reported on the same line in the  Consolidated  Statement of  Operations  as the hedged item.  Currently,  the derivative  instruments  entered into by the Company have been  determined to be highly  effective.  If, in the future,  an ineffective portion  of the  instrument  is  determined,  that  portion  of the  derivative  will be  reported  in the  consolidated  statement  of
operations.   The adoption of SFAS 133 did not have a material impact on the results of operations for the first quarter of 2001.

         The Company does not utilize derivative financial instruments for trading or other speculative purposes.

         The Emerging  Issues Task Force  released  Issue No. 00-10 (EITF 00-10),  "Accounting  for Shipping and Handling  Revenues and
Costs" in July of 2000.  EITF 00-10  requires that amounts  billed,  if any, for shipping and handling be included in revenue and costs incurred for shipping and  handling  are required to be recorded in cost of goods sold.  The impact of  implementing  EITF 00-10 was to increase  each of net sales and cost of goods sold by  approximately  $6.1  million  for the first  quarter  of 2000.  There was no net impact on results of operations nor financial position caused by the implementation of EITF 00-10.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of  approximately  $8.3 million and $0.1 million for the  quarterly  periods ended April 1, 2001 and
April 2, 2000,  respectively.  The  Company  paid no income  taxes for the  quarter  ended  April 1, 2001 and paid  approximately  $0.1 million of income taxes for the quarterly period ended April 2, 2000.

(3) SPECIAL CHARGES

         On March 10, 2000,  the Company sold its Wheeling metal  closures and the Warren  lithography  businesses for $12.1 million in cash.  The  Company  established  a  disposition  provision  for the  anticipated  loss on the sale of the metal  closures  business in connection with the special charge taken in 1998.

         Cash  costs for  restructuring  activities  in the first  three  months of 2001 were $1.5  million.  The  Company  anticipates spending another $9.5 million of such costs in 2001 and beyond.

         The Company continuously  evaluates the composition of its various  manufacturing  facilities in light of current and expected market conditions and demand.

(4) INVENTORIES

All domestic  inventories,  except machine parts, are stated at cost determined by the last-in,  first-out ("LIFO") cost method, not in excess of market.  Inventories of approximately  $42.5 million at April 1, 2001 and $44.2 million at December 31, 2000, at the European subsidiaries  are stated at cost  determined by the first-in,  first-out  ("FIFO") cost method,  not in excess of market.  FIFO cost of
LIFO inventories approximated their LIFO value at April 1, 2001 and at December 31, 2000.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                          April 1,         December 31,
                                                                                            2001               2000
                                                                                            ----               ----

         Raw materials........................................................      $          28,376    $        28,540
         Work in process......................................................                 48,411             49,728
         Finished goods.......................................................                 38,692             35,634
                                                                                    -----------------    ---------------
                                                                                    $         115,479    $       113,902
                                                                                    =================    ===============

(5) DEBT OBLIGATIONS

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

         Effective  April  1,  2001,  the  Credit  Agreement  was  amended  to  provide  for  less  restrictive   financial  covenants.
Additionally,  the revolving  credit portion of the facility was reduced to $110 million from the original amount of $140 million.  The
Company  was in  compliance  with all  financial  ratios and  covenants  as of April 1,  2001.  Future  interest  rates to be paid will increase by 0.25%, but may decrease based on the achievement of specified leverage ratios.

(6) BUSINESS SEGMENTS

         Management  monitors and  evaluates  business  performance,  customer base and market share for four  business  segments.  The segments have separate  management teams and distinct product lines. The aerosol segment  primarily  produces steel aerosol  containers for personal care,  household,  automotive,  paint and industrial products.  The International  segment produces aerosol cans in Europe and Latin  America  (through  Formametal  S.A., a joint venture in  Argentina)  as well as steel food  packaging in Europe.  The Paint,
Plastic & General Line segment  produces round cans for paint and coatings,  oblong cans for such items as lighter fluid and turpentine as well as plastic containers for paint and industrial and consumer  products.  The Custom & Specialty segment produces a wide array of functional and decorative tins, containers and other products.

         The following is a summary of revenues from  external  customers and income (loss) from  operation for the periods ended April
1, 2001 and April 2, 2000, respectively (000's omitted):

                                                                                         April 1,          April 2,
                                                                                           2001              2000
                                                                                           ----              ----
REVENUES FROM EXTERNAL CUSTOMERS:
   Aerosol.........................................................................    $      84,305    $        96,511
   International...................................................................           56,024             62,290
   Paint, Plastic, & General Line..................................................           39,153             39,803
   Custom & Specialty..............................................................           11,686             15,157
                                                                                       -------------    ---------------
   Total revenues..................................................................    $     191,168    $       213,761
                                                                                       =============    ===============

INCOME (LOSS) FROM OPERATIONS:
   Aerosol.........................................................................    $      13,289    $        16,123
   International...................................................................            2,516              4,657
   Paint, Plastic, & General Line..................................................            4,000              2,945
   Custom & Specialty..............................................................              512              1,683
   Corporate and eliminations......................................................           (7,708)            (7,886)
                                                                                       -------------    ---------------
   Total income from operations....................................................    $      12,609    $        17,522
                                                                                       =============    ===============

(7) COMPREHENSIVE NET INCOME

         The  components  of  comprehensive  income for the three  months  ended April 1, 2001 and April 2, 2000 are as follows  (000's omitted):
                                                                                             Three Months Ended
                                                                                         -----------------------------
                                                                                         April 1,             April 2,
                                                                                           2001                 2000
                                                                                           ----                 ----

Net Income..........................................................................    $      (1,328)    $       5,637
Foreign Currency Translation Adjustment.............................................          (10,909)           (3,906)
Unrealized loss on cash flow hedges.................................................             (708)                -
                                                                                        -------------     -------------
Comprehensive Income................................................................    $     (12,945)    $       1,731
                                                                                        ==============    =============

 (8) SUBSIDIARY GUARANTOR INFORMATION

         The following presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent Guarantor"),  United
States Can Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary  Guarantor"),  and the  Issuer's  European
subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor Subsidiaries"),  as of April 1, 2001 and December 31, 2000
and for the  quarterly  period ended April 1, 2001 and April 2, 2000.  Investments  in  subsidiaries  are  accounted  for by the Parent
Guarantor,  the  Issuer  and the  Subsidiary  Guarantor  under  the  equity  method  for  purposes  of the  supplemental  consolidating presentation.  Earnings  of  subsidiaries  are,  therefore,  reflected  in  their  parent's  investment  accounts  and  earnings.  This consolidating information reflects the guarantors and non-guarantors of the 12 3/8% senior subordinated notes due 2010.

         The 12 3/8% senior  subordinated notes are guaranteed on a full,  unconditional,  unsecured,  senior  subordinated,  joint and several basis by the Parent Guarantor,  the Subsidiary  Guarantor and any other domestic  restricted  subsidiary of the Issuer. USC May
Verpackungen  Holding Inc.,  which is wholly owned by the Issuer,  currently is the only Subsidiary Guarantor. The Parent Guarantor has no assets or operations separate from its investment in the Issuer.

         Separate  financial  statements  of the  Issuer  or the  Subsidiary  Guarantors  have not been  presented  as  management  has determined that such information is not material to the holders of the 12 3/8% senior subordinated notes.

                                                 U.S.CAN CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             For the Quarterly Period Ended April 1, 2001
                                                            (000's omitted)

                                    U.S. Can       United           USC May        USC Europe/ May    Eliminations    U.S. Can
                                                                 Verpackungen     Verpackungen GmbH
                                                 States Can        Holding            & Co., KG
                                  Corporation     Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)                   Consolidated
                                  ------------- -------------  ----------------- -------------------- ------------- -------------

NET SALES                             $     -      $ 135,144        $      -           $  56,024           $    -      $ 191,168
COST OF SALES                               -        117,341               -              49,376                -        166,717
                                      --------     ----------       ---------          ----------          -------     ---------
    Gross income                            -         17,803               -               6,648                -         24,451
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   -          7,326              384              4,132                -         11,842
                                      --------     ----------       ----------         ----------          -------     ---------
    Operating income                        -         10,477             (384)             2,516                -         12,609
INTEREST EXPENSE                            -         12,400            1,651                753                -         14,804
EQUITY IN EARNINGS (LOSS)
  OF SUBSIDIARIES                       (1,328)         (150)             143                 -              1,335            -
                                      --------     ---------        ----------         ---------           --------    --------
    Income (loss) before income
taxes                                   (1,328)       (2,073)          (1,892)             1,763             1,335        (2,195)
PROVISION (BENEFIT) FOR
  INCOME TAXES                              -           (745)            (724)               602                -           (867)
                                      --------     ---------        ---------          ----------          -------     ---------
NET INCOME (LOSS) BEFORE
  PREFERRED STOCK DIVIDENDS             (1,328)       (1,328)          (1,168)             1,161             1,335        (1,328)
PREFERRED STOCK DIVIDEND
  REQUIREMENT                           (2,725)           -                -                  -                 -         (2,725)
                                      --------     ---------        ---------          ---------           -------     ---------
NET INCOME (LOSS) AVAILABLE
  FOR COMMON STOCKHOLDERS             $ (4,053)    $  (1,328)       $  (1,168)         $   1,161           $ 1,335     $  (4,053)
                                      ========     =========        =========          ==========          ========    =========

                                                 U.S.CAN CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             For the Quarterly Period Ended April 2, 2000
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                    United       Verpackungen     Verpackungen GmbH
                                    U.S. Can      States Can        Holding           & Co., KG                       U.S. Can
                                  Corporation      Company        (Guarantor        (Non-Guarantor                  Corporation
                                    (Parent)       (Issuer)      Subsidiaries)      Subsidiaries)     Eliminations  Consolidated
                                  -------------  ------------- ------------------ ------------------- ------------- -------------

NET SALES                              $    -       $ 151,471       $     -             $  62,290         $     -      $ 213,761
COST OF SALES                               -         130,719             -                53,579               -        184,298
                                       -------      ----------      --------            ----------        --------     ---------
    Gross income                            -          20,752             -                 8,711               -         29,463
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   -           7,615            272                4,054               -         11,941
                                       -------      ----------      ---------           ----------        --------     ---------
    Operating income                        -          13,137           (272)               4,657               -         17,522
INTEREST EXPENSE                            -           6,538          1,105                  751               -          8,394
EQUITY IN EARNINGS
OF  SUBSIDIARIES                         5,637          1,585          1,570                   -            (8,792)           -
                                       --------     ----------      ---------           ---------         --------     --------
    Income before income taxes           5,637          8,184            193                3,906           (8,792)        9,128
PROVISION FOR INCOME TAXES                  -           2,547             75                  869               -          3,491
                                       -------      ----------      ---------           ----------        --------     ---------
NET INCOME                             $ 5,637      $   5,637       $    118            $   3,037         $ (8,792)    $   5,637
                                       ========     ==========      =========           ==========        ========     =========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                          As of April 1, 2001
                                                            (000s omitted)

                                                                    USC May         USC Europe/ May
                                                   United        Verpackungen      Verpackungen GmbH
                                    U.S. Can     States Can         Holding            & Co., KG                        U.S. Can
                                  Corporation      Company        (Guarantor         (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)       Subsidiaries)       Subsidiaries)     Eliminations   Consolidated
                                  ------------- -------------- ------------------  ------------------- -------------  -------------
CURRENT ASSETS:
    Cash and cash equivalents        $      -      $   3,192         $     -             $    1,712       $      -     $     4,904
    Accounts receivable                     -         62,905               -                 45,472              -         108,377
    Inventories                             -         72,981             (600)               43,098              -         115,479
    Other current assets                    -         20,340            1,049                12,476              -          33,865
                                     ---------     ----------        ---------           -----------      ---------    -----------
      Total current assets                  -        159,418              449               102,758              -         262,625
NET PROPERTY, PLANT AND
  EQUIPMENT                                 -        170,822               -                 94,853              -         265,675
GOODWILL                                    -         41,874            1,608                24,880              -          68,362
OTHER NON-CURRENT ASSETS                    -         45,236               -                 13,880              -          59,116
INTERCOMPANY ADVANCES                       -        226,804               -                     -         (226,804)            -
INVESTMENT IN SUBSIDIARIES              31,317        27,820           58,475                    -         (117,612)             -
                                     ----------    ----------        ---------           ----------       ---------    -----------
      Total assets                   $  31,317     $ 671,974         $ 60,532            $  236,371       $(344,416)   $   655,778
                                     ==========    ==========        =========           ===========      =========    ===========

CURRENT LIABILITIES
    Current maturities of
long-term
      debt                           $      -      $  11,069         $     -             $    7,345       $      -     $    18,414
    Accounts payable                        -         58,021               -                 40,335              -          98,356
    Other current liabilities               -         54,631              165                11,927              -          66,723
                                     ---------     ----------        ---------           -----------      ---------    -----------
      Total current liabilities             -        123,721              165                59,607              -         183,493
LONG TERM DEBT                             854       476,910               -                 23,734              -         501,498
OTHER LONG-TERM LIABILITIES                 -         40,026              726                 9,565              -          50,317
PREFERRED STOCK                        111,993            -                -                     -               -         111,993
INTERCOMPANY LOANS                     109,993            -            74,585                42,226        (226,804)            -
STOCKHOLDERS' EQUITY                  (191,523)       31,317          (14,944)              101,239        (117,612)      (191,523)
                                     ---------     ----------        --------            -----------      ---------    -----------
      Total liabilities and
        stockholders' equity         $  31,317     $ 671,974         $ 60,532            $  236,371       $(344,416)   $   655,778
                                     ==========    ==========        =========           ===========      =========    ===========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                        As of December 31, 2000
                                                            (000s omitted)

                                                                    USC May         USC Europe/ May
                                                   United        Verpackungen      Verpackungen GmbH
                                    U.S. Can     States Can         Holding            & Co., KG                       U.S. Can
                                  Corporation      Company        (Guarantor         (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)       Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                  ------------- -------------- ------------------  ------------------- ------------- --------------
CURRENT ASSETS:
    Cash and cash equivalents         $     -      $   2,276        $      -              $  8,508       $       -      $  10,784
    Accounts receivable                     -         47,952               -                42,811               -         90,763
    Inventories                             -         69,709             (600)              44,793               -        113,902
    Other current assets                    -         27,878              608                7,352               -         35,838
                                      --------     ----------       ----------            ---------      ----------     ---------
      Total current assets                  -        147,815                8              103,464               -        251,287
NET PROPERTY, PLANT AND
EQUIPMENT                                   -        169,525               -               102,695               -        272,220
GOODWILL                                    -         41,974            1,630               27,108               -         70,712
OTHER NON-CURRENT ASSETS                    -         29,606              439               13,600               -         43,645
INTERCOMPANY ADVANCES                       -        224,260               -                    -          (224,260)           -
INVESTMENT IN SUBSIDIARIES              45,790        38,881           63,317                   -          (147,988)           -
                                      ---------    ----------       ----------            --------       ----------     --------
      Total assets                    $ 45,790     $ 652,061        $  65,394             $246,867       $ (372,248)    $ 637,864
                                      =========    ==========       ==========            =========      ==========     =========

CURRENT LIABILITIES
    Current maturities of
long-term
debt                                  $     -      $   9,569        $      -              $  5,102       $       -      $  14,671
    Accounts payable                        -         56,208               -                46,066               -        102,274
    Other current liabilities               -         50,255              650                9,193               -         60,098
                                      --------     ----------       ----------            ---------      ----------     ---------
      Total current liabilities             -        116,032              650               60,361               -        177,043
LONG TERM DEBT                             854       454,539               -                24,981               -        480,374
OTHER LONG-TERM LIABILITIES                 -         35,700              879                8,923               -         45,502
PREFERRED STOCK                        109,268            -                -                    -                -        109,268
INTERCOMPANY LOANS                     109,991            -            72,656               41,613         (224,260)           -
STOCKHOLDERS' EQUITY                  (174,323)       45,790           (8,791)             110,989         (147,988)     (174,323)
                                      --------     ----------       ---------             ---------      ----------     ---------
      Total liabilities and
        stockholders' equity          $ 45,790     $ 652,061        $  65,394             $246,867       $ (372,248)    $ 637,864
                                      =========    ==========       ==========            =========      ==========     =========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001
                                                            (000s omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidary        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidaries)      Condsolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES             $     -        $ (6,692)      $  (1,311)           $ (8,236)        $ (16,239)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -          (3,418)             -                 (621)           (4,039)
  Acquisition of business                              -          (4,570)             -                   -             (4,570)
  Advances to Formametal S.A.                          -          (5,800)             -                   -             (5,800)
                                                 --------       --------       ---------            --------         ---------
    Net cash used in investing activities              -         (13,788)             -                 (621)          (14,409)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances                     -          (2,474)          1,311               1,163                 -
  Net borrowings under revolving line of
credit                                                 -          25,700              -                    -            25,700
  Borrowing of  other long-term debt                   -              -               -                3,068             3,068
  Payments of long-term debt, including
capital lease
    obligations                                        -          (1,830)             -               (1,562)           (3,392)
                                                 --------       --------       ---------            --------         ---------
    Net cash (used in) provided by
financing
      activities                                       -          21,396           1,311               2,669            25,376
                                                 --------       ---------      ----------           ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                 -               -              -                 (608)             (608)
                                                 --------       --------       ---------            --------         ---------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            -             916              -               (6,796)           (5,880)
CASH AND CASH EQUIVALENTS, beginning
  of period                                            -           2,276              -                8,508            10,784
                                                 --------       ---------      ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period         $     -        $  3,192       $      -             $  1,712         $   4,904
                                                 ========       =========      =========            ========         =========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000
                                                            (000s omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidary        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidaries)      Condsolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES              $    -        $ 10,397        $ (1,452)          $ (17,603)         $ (8,658)
                                                  -------       ---------       --------           ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -          (6,847)            -                (2,029)           (8,876)
  Proceeds on the sale of business                     -          12,088             -                     -            12,088
  Proceeds on the sale of property                     -              13             -                     -                13
                                                  -------       ---------      --------            ---------          --------
    Net cash used in investing activities              -           5,254             -                (2,029)            3,225
                                                  -------       ---------      --------            ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                     128        (14,425)         1,452               12,845                 -
  Issuance of common stock and exercise of
stock
    options                                           150              -             -                    -                150
  Net borrowings under revolving line of
credit                                                 -          10,692             -                    -             10,692
  Borrowing of  other long-term debt                   -              -              -                 1,462             1,462
  Payments of long-term debt, including
capital lease
    obligations                                        -          (8,295)            -                (1,407)           (9,702)
  Purchase of treasury stock                         (278)            -              -                    -               (278)
                                                  -------       --------       --------            ---------          --------
    Net cash (used in) provided by
financing
      activities                                       -         (12,028)         1,452               12,900             2,324
                                                  -------       --------       ---------           ----------         --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                              -              -               -                 (364)             (364)
                                                  -------       --------       --------            ---------          --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          -           3,623             -                (7,096)           (3,473)
CASH AND CASH EQUIVALENTS, beginning
  of period                                            -           3,191             -                12,506            15,697
                                                  -------       ---------      --------            ----------         --------
CASH AND CASH EQUIVALENTS, end of period          $    -        $  6,814       $     -             $   5,410          $ 12,224
                                                  =======       =========      ========            ==========         ========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following  narrative  discusses  the  results  of  operations,  liquidity  and  capital  resources  for the  Company on a consolidated  basis. This section should be read in conjunction with the  Corporation's  Annual Report on Form 10-K for the fiscal year ended  December 31, 2000.  See  "Management's  Discussion  and Analysis of Financial  Condition  and Results of  Operations"  contained therein.

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

Results of Operations

         Consolidated net sales for the quarter ended April 1, 2001 were $191.2 million as compared to $213.8 million in 2000, a decrease of 10.6%.  The decrease is primarily attributable to volume softness experienced in domestic aerosol sales and the slower-than-expected return to normal volume with May Verpackungen's largest customer. Along business segment lines, Aerosol net sales in the first quarter of 2001 decreased to $84.3 million from $96.5 million in 2000, a 12.6% decline, due principally to decreased unit volume.  International sales decreased 10.1% to $56.0 million in 2001 from $62.3 million in 2000.  The decline is due to a $3.4 million negative impact in 2001 due to U.S. dollar translation on sales made in foreign currencies, coupled with variation in overall product mix due to the slower-than-expected return to normal volume with May Verpackungen's largest customer.  Paint,
Plastic and General Line segment sales remained relatively flat compared to the first quarter of 2000, with total net sales of $39.2 million for the three months ended April 1, 2001.  Custom and Specialty decreased $3.5 million in net sales, from $15.2 million in
2000 to $11.7 million in 2001 due to the sale of the Wheeling metal closure and Warren lithography businesses. On March 10, 2000,
U.S. Can sold substantially all of the assets of its Wheeling, West Virginia metal closure business and Warren, Ohio lithography facility.

         Consolidated cost of goods sold of $166.7 million for 2001 decreased $17.6 million, or 9.5%, from 2000. The principal reasons for the decrease was the volume softness experienced in domestic aerosol sales, the sale of the Wheeling metal closure and the Warren lithography businesses and the impact in 2001 due to U.S. dollar translation of cost of goods sold incurred in foreign currencies. Gross profit margin of 12.8% in the first three months of 2001 decreased 1.0% from the first three months of 2000.
Weaker margins were experienced in the first quarter of 2001 due to the loss in volume experienced in the aerosol segment and the slower-than-expected return to normal volume with May Verpackungen's largest customer.

         Interest  expense in 2001 increased  $6.4 million  versus 2000 due primarily to increased  borrowings  made in connection with the  recapitalization.  See caption  "Liquidity  and Capital  Resources"  and Note (5) to the  Consolidated  Financial  Statements  for
further discussion on the Company's debt position.

         A payment in kind dividend of $2.7 million on the redeemable preferred stock was recorded in the first quarter of 2001.  The preferred stock was issued on October 4, 2000 in connection with the recapitalization.

Liquidity and Capital Resources

         During the first  three  months of 2001,  the Company met its  liquidity  needs  through  internally  generated  cash flow and borrowings made under its credit lines.  Cash used in operations was $16.2 million in the first three months of 2001,  compared to $8.7 million in the first  quarter of 2000.  The  increased  use of cash was  primarily  due to the  decrease in net income as  discussed in
Results of Operations.

         Net cash used for investing  activities was $14.4 million in 2001,  compared to net cash provided of $3.2 million in the first quarter of 2000. 2001 cash used for investing  activities  included  capital  spending,  the acquisition of certain assets of Olive Can
Company and advances to Formametal to finance the repayment of debt by Formametal S.A.  ("Formametal"),  which Formametal was unable to refinance.  Cash was provided in 2000 by the sale of Wheeling and Warren as  discussed  in Note (3), net of capital  expenditures.  The
Company expects total capital  expenditures  in 2001 to be  approximately  $20.0 million,  of which $4.0 million was spent in the first three months.  The Company's capital  investments have  historically  yielded reduced operating costs and improved the Company's profit margins,  and  management  believes  that the  strategic  deployment  of capital  will  enable  the  Company  to  improve  its  overall profitability by leveraging the economies of scale inherent in the manufacture of containers.  On February 20, 2001,  certain assets of
Olive Can Company,  a Custom and  Specialty  manufacturer,  were  acquired.  The  acquisition,  which is not material to the  Company's operations, was accounted for as a purchase.

         Financing  cash flows  consisted  principally  of borrowings  under the Credit  Agreement.  As of April 1, 2001,  U.S. Can had
borrowed $42.7 million under its amended Credit  Agreement,  $11.4 million in letters of credit had been issued pursuant  thereto,  and
$55.9 million of unused credit  remained  thereunder.  Effective  April 1, 2001,  the Credit  Agreement was amended to provide for less restrictive  financial  covenants.  Additionally,  the  revolving  credit  portion of the facility was reduced to $110 million from the original  amount of $140 million.  Future  interest rates to be paid will increase by 0.25%,  but may decrease based on the achievement of specified  leverage  ratios.  As of April 1, 2001, U.S. Can was in compliance with the covenants under the Amended Credit  Agreement and its other long-term debt agreements.

         The  Company's  primary  sources  of  liquidity  are cash flow from  operations  and  borrowings  under the  revolving  credit facility.  Based upon the current level of operations and  anticipated  growth,  cash generated from  operations  together with amounts available  under the revolving  credit  facility are expected to be adequate to meet  anticipated  debt service  requirements,  capital expenditures  and working  capital needs for the next several years.  Our Credit  Agreement  requires a prepayment in the event that we have excess cash flow (as defined by the agreement)  and following  certain other events,  including  asset sales and issuances of debt and equity.  Future  operating  performance  and the ability to service or refinance  the notes,  to service,  extend or refinance  the senior  secured credit  facility and to redeem or refinance our preferred  stock will be subject to future  economic  conditions and to financial, business and other factors, many of which are beyond management's control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management does not believe the Company's exposure to market risk has significantly changed since year-end 2000.

                                                                PART II

                                                           OTHER INFORMATION
Item 1. Legal Proceedings

         In  connection  with  the  Company's  periodic  environmental  certification  requirements  for its New  Castle,  Pennsylvania facility,  the Company reported to the Pennsylvania  Department of Environmental  Protection  (PDEP) and the  Environmental  Protection
Agency  (EPA)  certain  deviations  from  the  requirements  of its  Clean  Air Act  Title V permit  related  to the  Company's  use of non-compliant  coatings and the  corresponding  record-keeping  and reporting  obligations.  The Company also advised PDEP and EPA that once its review of the deviations is complete,  it expects to provide revised reports  (including  revised emissions  calculations) and implement  any remedial  record-keeping  measures not  requiring a permit  modification.  Since the Company has not yet  completed  its review, it is unable to determine the nature, extent and/or effect of any noncompliance.

Item 6. Exhibits and Reports On Form 8-K

         (a)      Exhibits

Exhibit
Number                     .........Exhibit Description

10.1     First Amendment to Credit Agreement dated as of April 1, 2001

         (b)      Reports on Form 8-K

                  NONE

                                                         SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date: May 15, 2001                                                             By:  /s/ John L. Workman
                                                                                   -----------------------
                                                                                  John L. Workman
                                                                                  Executive Vice President and
                                                                                  Chief Financial Officer