Form 10-Q
period 2001-07-01
US CAN CORP
filed 2001-08-15
CIK 895726

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
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                              For the Six-Month Period Ended July 1, 2001

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

                                                       Yes |X| No |_|

         As of July 31, 2001, 53,333,333 shares of Common Stock were outstanding.

=======================================================================================================================================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                               FORM 10-Q

                                                 FOR THE SIX MONTHS ENDED JULY 1, 2001

                                                           TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Statements of Operations for the Six Months Ended
                 July 1, 2001 and July 2, 2000....................................................................     3

                 Consolidated Balance Sheets as of July 1, 2001 and December 31, 2000.............................     4

                 Consolidated Statements of Cash Flows for the Six months Ended
                 July 1, 2001 and July 2, 2000....................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................................    15

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................................    17

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    18

Item 6.          Exhibits and Reports on Form 8-K.................................................................    18

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

                                                                   5
                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (000's omitted)

                                                                        For the                          For the
                                                                Quarterly Period Ended              Six Months Ended
                                                            -------------------------------- --------------------------------
                                                             July 1, 2001     July 2, 2000    July 1, 2001     July 2, 2000
                                                            ---------------  --------------- ---------------  ---------------
                                                                                      (unaudited)
Net Sales                                                     $   193,329      $   210,522     $   384,497      $   424,283
Cost of Sales                                                     166,968          180,269         333,685          364,567
                                                              -----------      -----------     -----------      -----------
     Gross income                                                  26,361           30,253          50,812           59,716
Selling, General and Administrative Expenses                       11,193           11,723          23,035           23,664
                                                              -----------      -----------     -----------      -----------
     Operating income                                              15,168           18,530          27,777           36,052
Interest Expense                                                   14,407            8,758          29,211           17,152
                                                              -----------      -----------     -----------      -----------
     Income (loss) before income taxes                                761            9,772          (1,434)          18,900
Provision (benefit) for Income Taxes                                  338            3,651            (529)           7,142
                                                              -----------      -----------     -----------      -----------
Net Income (Loss) Before Preferred Stock Dividends                    423      $     6,121            (905)     $    11,758
                                                                               ===========                      ===========
Preferred Stock Dividend Requirement                               (2,792)                          (5,517)
                                                              -----------                      -----------
Net Income (Loss) Available for Common Stockholders           $    (2,369)                     $    (6,422)
                                                              ===========                      ===========

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                               (000's omitted, except per share amount)

                                                                                     July 1,           December 31,
                                     ASSETS                                            2001                2000
                                                                                 -----------------   ------------------
CURRENT ASSETS:                                                                     (Unaudited)
  Cash and cash equivalents                                                        $        6,266      $       10,784
  Accounts receivable, net of allowances                                                  111,944              90,763
  Inventories                                                                             113,183             113,902
  Deferred income taxes                                                                    12,620              12,538
  Other current assets                                                                     36,527              23,300
                                                                                   --------------      --------------
      Total current assets                                                                280,540             251,287

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                           259,218             272,220

GOODWILL, less amortization                                                                66,862              70,712

OTHER NON-CURRENT ASSETS                                                                   46,703              43,645
                                                                                   --------------      --------------

      Total assets                                                                 $      653,323      $      637,864
                                                                                   ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease obligations               $       18,669      $       14,671
  Accounts payable                                                                        102,041             102,274
  Accrued expenses                                                                         49,301              46,479
  Restructuring reserves                                                                   10,021              11,915
  Income taxes payable                                                                      3,277               1,704
                                                                                   --------------      --------------
      Total current liabilities                                                           183,309             177,043

LONG TERM DEBT                                                                            504,030             480,374

DEFERRED INCOME TAXES PAYABLE                                                               2,728               3,083

OTHER LONG-TERM LIABILITIES                                                                45,541              42,419
                                                                                   --------------      --------------

      Total liabilities                                                                   735,608             702,919

PREFERRED STOCK                                                                           114,785             109,268

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value                                                               533                 533
  Additional Paid in capital                                                               52,800              52,800
  Currency translation adjustment                                                         (33,913)            (19,674)
  Unrealized loss on cash flow hedges                                                      (2,086)                  -
  Accumulated deficit                                                                    (214,404)           (207,982)
                                                                                   --------------      --------------
      Total stockholders' equity                                                         (197,070)           (174,323)
                                                                                   --------------      --------------
          Total liabilities and stockholders' equity                               $      653,323      $      637,864
                                                                                   ==============      ==============

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (000's omitted)

                                                                                           For the Six Months Ended
                                                                                       July 1, 2001        July 2, 2000
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net income (loss) before preferred stock dividends requirements                        $      (905)        $    11,758
  Adjustments to reconcile net income to net cash provided by operating activities -
      Depreciation and amortization                                                           18,405              18,318
      Deferred income taxes                                                                     (529)              2,498
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable                                                                    (24,818)            (20,557)
      Inventories                                                                             (3,417)             (8,287)
      Accounts payable                                                                        11,010              22,670
      Accrued expenses                                                                            40              (1,449)
      Other, net                                                                             (10,445)                (13)
                                                                                         -----------         -----------
          Net cash provided by (used in) operating activities                                (10,659)             24,938
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                        (6,748)            (16,674)
  Acquisition of business, net of cash acquired                                               (4,570)                 -
  Proceeds from sale of business                                                                  -               12,088
  Proceeds from sale of property                                                                  -                8,557
  Investment in Formametal S.A.                                                               (6,051)                 -
                                                                                         -----------         ----------
          Net cash provided by (used in) investing activities                                (17,369)              3,971
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                                          -                  773
  Net borrowings (payments) under the revolving line of credit
    and changes in cash overdrafts                                                            29,500             (12,675)
  Payments of long-term debt, including capital lease obligations                             (6,382)            (22,974)
  Purchase of treasury stock                                                                      -                 (380)
                                                                                         -----------         -----------
          Net cash provided by (used in) financing activities                                 23,118             (35,256)
                                                                                         ------------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          392                (308)
                                                                                         ------------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (4,518)             (6,655)
CASH AND CASH EQUIVALENTS, beginning of year                                                  10,784              15,697
                                                                                         ------------        -----------
CASH AND CASH EQUIVALENTS, end of period                                                 $     6,266         $     9,042
                                                                                         ============        ===========

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             JULY 1, 2001
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

         NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, the  Corporation  adopted  Statement of Financial  Accounting  Standards  (SFAS) No. 133,  "Accounting for
Derivative  Instruments  and Hedging  Activities,"  as amended by SFAS No. 137 and SFAS No. 138. In accordance  with the  provisions of
SFAS No. 133, the  Corporation  recorded a transition  adjustment  in other  comprehensive  income of $1.5 million upon adoption of the standard to recognize its  derivative  instruments  at fair value.  As of July 1, 2001, the  accumulated  unrealized  loss on cash flow hedges included in Accumulated Other Comprehensive Income was $2.1 million.

         The Company uses financial  instruments,  including  forward exchange and swap contracts to manage its exposure to movement in interest and foreign  exchange rates.  The use of these financial  instruments  modifies the exposure of these risks with the intent to reduce the risk and  variability  to the Company.  Derivatives  are recorded on the  Consolidated  Balance Sheet at fair value in other non-current  assets and other  long-term  liabilities.  Initially,  upon adoption of the new derivative  accounting  requirements,  and prospectively,  the  effective  portion of the changes in the fair value of a  derivative  that is  designated  as a cash flow hedge is recorded in Accumulated Other Comprehensive  Income.  When the hedged item is realized,  the gain or loss included in Accumulated Other
Comprehensive  Income is reported on the same line in the  Consolidated  Statement of  Operations  as the hedged item.  Currently,  the derivative  instruments  entered into by the Company have been  determined to be highly  effective.  If, in the future,  an ineffective portion  of the  instrument  is  determined,  that  portion  of the  derivative  will be  reported  in the  consolidated  statement  of operations.  The  adoption of SFAS 133 did not have a material  impact on the  results of  operations  for the first half of 2001.  The
Company does not utilize derivative financial instruments for trading or other speculative purposes.

         During July 2001,  the FASB issued  SFAS No. 141,  Business  Combinations,  and SFAS No. 142,  Goodwill  and Other  Intangible
Assets.  SFAS No. 141 modifies the method of accounting  for business  combinations  entered into after June 30, 2001 and addresses the accounting  for intangible  assets.  All business  combinations  entered into after June 30, 2001, are accounted for using the purchase method.  SFAS No. 142 eliminates the current  requirement to amortize  goodwill and  definite-lived  intangible  assets,  addresses the amortization  of  intangible  assets with a defined  life,  and  addresses  the  impairment  testing and  recognition  for goodwill and intangible  assets.  The  Company  will  adopt this  pronouncement  on January 1, 2002.  This  pronouncement  applies to  goodwill  and intangible  assets arising from  transactions  completed before and after the date of adoption.  Effective January 1, 2002, the Company will cease  amortization  of goodwill and  indefinite-lived  intangibles  and test for impairment,  at least,  annually.  Management is currently  assessing  the  provisions of both  pronouncements  and their  potential  impact on the  Company's  consolidated  results of operations and financial position.

         The Emerging  Issues Task Force  released  Issue No. 00-10 (EITF 00-10),  "Accounting  for Shipping and Handling  Revenues and
Costs" in July of 2000.  EITF 00-10  requires that amounts  billed,  if any, for shipping and handling be included in revenue and costs incurred for shipping and  handling  are required to be recorded in cost of goods sold.  The impact of  implementing  EITF 00-10 was to increase each of net sales and cost of goods sold by  approximately  $11.9 million for the first half of 2000.  There was no net impact on results of operations nor financial position caused by the implementation of EITF 00-10.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of  approximately  $27.2 million and $12.9 million for the six months ended July 1, 2001 and July 2,
2000,  respectively.  The higher level of interest is  attributed to higher debt levels from the  leveraged  buy-out  completed in late
2000.  The Company paid no income taxes for the six months ended July 1, 2001 and paid  approximately  $0.4 million of income taxes for the six months ended July 2, 2000.

(3) SPECIAL CHARGES

         On March 10, 2000,  the Company sold its Wheeling metal  closures and the Warren  lithography  businesses for $12.1 million in cash.  The  Company  established  a  disposition  provision  for the  anticipated  loss on the sale of the metal  closures  business in connection  with the special charge taken in 1998. The Company  successfully  negotiated the  termination of the lease on the Green Bay facility  closed in 1999 at a total  cash  cost of $0.4  million  in 2001 and  annual  payments  through  2007  totaling  $0.8  million
(including interest).

         Cash costs for restructuring  activities in the first six months of 2001 were $3.2 million.  The Company anticipates  spending another $8.2 million of such costs in 2001 and beyond.

         The Company continuously  evaluates the composition of its various  manufacturing  facilities in light of current and expected market conditions and demand.

(4) INVENTORIES

         All domestic  inventories,  except  machine  parts,  are stated at cost  determined  by the last-in,  first-out  ("LIFO") cost method, not in excess of market.  European  subsidiaries'  inventories of approximately $44.9 million at July 1, 2001 and $44.2 million at December 31, 2000, are stated at cost  determined by the first-in,  first-out  ("FIFO") cost method,  not in excess of market.  FIFO cost of LIFO inventories approximated their LIFO value at July 1, 2001 and at December 31, 2000.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                           July 1,         December 31,
                                                                                            2001               2000
                                                                                     ----------------    ---------------

         Raw materials............................................................  $          26,004    $        28,540
         Work in process..........................................................             47,861             49,728
         Finished goods...........................................................             39,318             35,634
                                                                                    -----------------    ---------------
                                                                                    $         113,183    $       113,902
                                                                                    =================    ===============

(5) DEBT OBLIGATIONS

         Under our senior secured credit facility,  the Company is required to meet certain financial tests,  including  achievement of a minimum EBITDA level, a minimum interest  coverage ratio, a minimum fixed charge coverage ratio and a maximum  leverage ratio.  Other restrictive  covenants limit the Company's  ability to incur debt, pay dividends or make  distributions,  sell assets or consolidate or merge with other companies.

         Effective  April  1,  2001,  the  Credit  Agreement  was  amended  to  provide  for  less  restrictive   financial  covenants.
Additionally,  the  revolving  credit  portion of the facility was reduced to $110  million from the original  amount of $140  million, effectively  eliminating  funds  available for  acquisitions.  Interest  rates paid  increased by 0.25%,  but may decrease based on the achievement of specified leverage ratios.  The Company was in compliance with all financial ratios and covenants as of July 1, 2001.

(6) BUSINESS SEGMENTS

         Management  monitors and  evaluates  business  performance,  customer base and market share for four  business  segments.  The segments have separate  management teams and distinct product lines. The aerosol segment  primarily  produces steel aerosol  containers for personal care,  household,  automotive,  paint and industrial products.  The International  segment produces aerosol cans in Europe and Latin  America  (through  Formametal  S.A., a joint venture in  Argentina)  as well as steel food  packaging in Europe.  The Paint,
Plastic & General Line segment  produces round cans for paint and coatings,  oblong cans for such items as lighter fluid and turpentine as well as plastic  containers for paint and industrial and consumer  products.  The Custom & Specialty  segment,  which includes Olive
Can (acquired in early 2001), produces a wide array of functional and decorative tins, containers and other products.

         The  following is a summary of revenues from  external  customers and income (loss) from  operation for the periods ended July
1, 2001 and July 2, 2000, respectively (000's omitted):

                                                                  Three Months Ended                 Six Months Ended
                                                            ------------------------------- -------------------------
                                                                 July 1,        July 2,          July 1,           July 2,
                                                                  2001           2000             2001              2000
                                                            -------------- ---------------- ----------------  ----------
  REVENUES FROM EXTERNAL CUSTOMERS:
  Aerosol                                                      $  82,424      $  92,548        $ 166,729         $ 189,059
  International                                                   55,960         62,062          111,984           124,352
  Paint, Plastic, & General Line                                  41,889         43,620           81,042            83,423
  Custom & Specialty                                              13,056         12,292           24,742            27,449
                                                               ---------      ---------        ---------         ---------
  Total revenues                                               $ 193,329      $ 210,522        $ 384,497         $ 424,283
                                                               =========      =========        =========         =========

  INCOME (LOSS) FROM OPERATIONS:
  Aerosol                                                      $  14,173      $  16,303        $  27,462         $  32,426
  International                                                    3,992          5,028            6,508             9,685
  Paint, Plastic, & General Line                                   3,747          3,458            7,747             6,403
  Custom & Specialty                                                 975          1,502            1,487             3,185
  Corporate and eliminations                                      (7,719)        (7,761)         (15,427)          (15,647)
                                                               ----------     ---------        ----------        ---------
  Total income from operations                                 $  15,168      $  18,530        $  27,777         $  36,052
                                                               =========      =========        =========         =========

(7) COMPREHENSIVE NET INCOME

         The  components  of  comprehensive  income for the three  months  ended  July 1, 2001 and July 2, 2000 are as  follows  (000's omitted):
                                                                  Three Months Ended                 Six Months Ended
                                                            ------------------------------- -------------------------
                                                                 July 1,        July 2,          July 1,           July 2,
                                                                  2001           2000             2001              2000
                                                            -------------- ---------------- ----------------  ----------
  Net Income                                                    $    423       $  6,121         $   (905)         $ 11,758
  Unrealized Income (loss) on cash flow hedges                       150              -             (558)                -
  Foreign Currency Translation Adjustment                         (3,330)        (6,123)         (14,239)          (10,029)
                                                                ---------      --------         ---------         --------
  Comprehensive Income                                          $ (2,757)      $     (2)        $(15,702)         $  1,729
                                                                =========      ========         =========         ========

 (8) SUBSIDIARY GUARANTOR INFORMATION

         The following presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent Guarantor"),  United
States Can Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary  Guarantor"),  and the  Issuer's  European
subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor  Subsidiaries"),  as of July 1, 2001 and December 31, 2000
and for the  six-month  periods  ended July 1, 2001 and July 2, 2000.  Investments  in  subsidiaries  are  accounted  for by the Parent
Guarantor,  the  Issuer  and the  Subsidiary  Guarantor  under  the  equity  method  for  purposes  of the  supplemental  consolidating presentation.  Earnings  of  subsidiaries  are,  therefore,  reflected  in  their  parent's  investment  accounts  and  earnings.  This consolidating information reflects the guarantors and non-guarantors of the 12 3/8% senior subordinated notes due 2010.

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

                                                 U.S.CAN CORPORATION AND SUBSIDIARIES

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 For the Six months Ended July 1, 2001
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                  Corporation     Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)       Subsidiary)        Subsidiaries)     Eliminations  Consolidated
                                  ------------- -------------  ----------------- -------------------- ------------- -------------

NET SALES                           $       -     $  272,513      $        -          $   111,984       $       -     $  384,497
COST OF SALES                               -        235,819               -               97,866               -        333,685
                                    ----------    -----------     -----------         ------------      ----------    ----------
    Gross income                            -         36,694               -               14,118               -         50,812
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   -         14,629              796               7,610               -         23,035
                                    ----------    -----------     ------------        ------------      ----------    ----------
    Operating income                        -         22,065             (796)              6,508               -         27,777
INTEREST EXPENSE                            -         24,560            3,268               1,383               -         29,211
EQUITY IN EARNINGS (LOSS)
  FROM SUBSIDIARY                         (905)          625            1,581                   -           (1,301)            -
                                    ----------    -----------     ------------        -----------       ----------    ----------
    Income (loss) before income
taxes                                     (905)       (1,870)          (2,483)              5,125           (1,301)       (1,434)
PROVISION (BENEFIT) FOR
  INCOME TAXES                               -          (965)            (946)              1,382               -           (529)
                                    ----------    ----------      -----------         ------------      ----------    ----------
NET INCOME (LOSS) BEFORE
  PREFERRED STOCK DIVIDENDS               (905)         (905)          (1,537)              3,743           (1,301)         (905)
PREFERRED STOCK DIVIDEND                (5,517)            -                -                   -                -        (5,517)
                                    ----------    ----------      -----------         -----------       ----------    ----------
NET INCOME (LOSS) AVAILABLE
  FOR COMMON STOCKHOLDERS           $   (6,422)   $     (905)     $    (1,537)        $     3,743       $   (1,301)   $   (6,422)
                                    ==========    ==========      ===========         ============      ==========    ==========

                                                 U.S.CAN CORPORATION AND SUBSIDIARIES

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 For the Six months Ended July 2, 2000
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                    United       Verpackungen     Verpackungen GmbH
                                    U.S. Can      States Can        Holding           & Co., KG                       U.S. Can
                                  Corporation      Company        (Guarantor        (Non-Guarantor                  Corporation
                                    (Parent)       (Issuer)       Subsidiary)       Subsidiaries)     Eliminations  Consolidated
                                  -------------  ------------- ------------------ ------------------- ------------- -------------

NET SALES                           $       -      $  299,931     $        -           $   124,352      $       -     $  424,283
COST OF SALES                               -         257,915               -              106,652              -        364,567
                                    ----------     -----------    -----------          ------------     ----------    ----------
    Gross income                            -          42,016               -               17,700              -         59,716
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   -          15,096             553                8,015              -         23,664
                                    ----------     -----------    ------------         ------------     ----------    ----------
    Operating income                        -          26,920            (553)               9,685              -         36,052
INTEREST EXPENSE                            -          13,082           2,757                1,313              -         17,152
EQUITY IN EARNINGS
  FROM SUBSIDIARY                       11,758          3,252           2,772                    -         (17,782)           -
                                    -----------    -----------    ------------         -----------      ----------    ---------
    Income before income taxes          11,758         17,090            (538)               8,372         (17,782)       18,900
PROVISION (BENEFIT)
  FOR INCOME TAXES                          -           5,332            (210)               2,020              -          7,142
                                    ----------     -----------    -----------          ------------     ----------    ----------
NET INCOME                          $   11,758     $   11,758     $      (328)         $     6,352      $  (17,782)   $   11,758
                                    ===========    ===========    ===========          ============     ==========    ==========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- Continued

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                          As of July 1, 2001
                                                            (000s omitted)

                                                                    USC May         USC Europe/ May
                                                   United        Verpackungen      Verpackungen GmbH
                                    U.S. Can     States Can         Holding            & Co., KG                        U.S. Can
                                  Corporation      Company        (Guarantor         (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)        Subsidiary)        Subsidiaries)     Eliminations   Consolidated
                                  ------------- -------------- ------------------  ------------------- -------------  -------------
CURRENT ASSETS:
    Cash and cash equivalents       $       -     $    3,154      $        -            $     3,112      $       -      $    6,266
    Accounts receivable                     -         62,416               -                 49,528              -         111,944
    Inventories                             -         68,272             (600)               45,511              -         113,183
    Other current assets                    -         33,723            1,049                14,375              -          49,147
                                    ----------    -----------     ------------          ------------     ----------     ----------
      Total current assets                  -        167,565              449               112,526              -         280,540
NET PROPERTY, PLANT AND
  EQUIPMENT                                 -        167,526                -                91,692              -         259,218
INTANGIBLE ASSETS                           -         41,561            1,608                23,693              -          66,862
OTHER ASSETS                                -         32,880               -                 13,823              -          46,703
INTERCOMPANY ADVANCES                       -        229,804               -                      -        (229,804)             -
INVESTMENT IN SUBSIDIARIES              28,569        25,265           70,645                     -        (124,479)             -
                                    -----------   -----------     ------------          -----------      ----------     ----------
      Total assets                  $   28,569    $  664,601      $    72,702           $   241,734      $ (354,283)    $  653,323
                                    ===========   ===========     ============          ============     ==========     ==========

CURRENT LIABILITIES
    Current maturities of
long-term
      debt                          $       -     $    9,569      $         -           $     9,100      $       -      $   18,669
    Accounts payable                        -         58,428               -                 43,613              -         102,041
    Other current liabilities               -         48,712              165                13,722              -          62,599
                                    ----------    -----------     ------------          ------------     ----------     ----------
      Total current liabilities             -        116,709              165                66,435              -         183,309
TOTAL LONG TERM DEBT                       854       480,380               -                 22,796              -         504,030
OTHER LONG TERM LIABILITIES                 -         38,943              726                 8,600              -          48,269
PREFERRED STOCK                        114,785             -                -                     -              -         114,785
INTERCOMPANY LOANS                     110,000             -           76,392                43,412        (229,804)             -
STOCKHOLDERS' EQUITY                  (197,070)       28,569           (4,581)              100,491        (124,479)      (197,070)
                                    ----------    -----------     -----------           ------------     ----------     ----------
      Total liabilities and
        stockholders' equity        $   28,569    $  664,601      $    72,702           $   241,734      $ (354,283)    $  653,323
                                    ===========   ===========     ============          ============     ==========     ==========

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

                                                                    USC May         USC Europe/ May
                                                   United        Verpackungen      Verpackungen GmbH
                                    U.S. Can     States Can         Holding            & Co., KG                       U.S. Can
                                  Corporation      Company        (Guarantor         (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)        Subsidiary)        Subsidiaries)     Eliminations  Consolidated
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
                                                 FOR THE SIX MONTHS ENDED JULY 1, 2001
                                                            (000s omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidary        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidaries)      Condsolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES             $     -        $ (3,179)      $  (3,268)           $ (4,212)         $(10,659)
                                                 --------       --------       ---------            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -          (5,621)              -              (1,127)           (6,748)
  Acquisition of business, net of cash
acquired                                               -          (4,570)              -                  -             (4,570)
  Investment in Formametal S.A.                        -          (6,051)              -                  -             (6,051)
                                                 --------       --------       ---------            --------          --------
    Net cash used in investing activities              -         (16,242)              -              (1,127)          (17,369)
                                                 --------       --------       ---------            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances                     -          (5,540)          3,268               2,272                 -
  Net borrowings (payments) under the old
revolving
    line of credit and changes in cash
overdrafts                                             -          29,500               -                   -            29,500
  Payments of long-term debt, including
capital lease
    obligations                                         -         (3,660)              -              (2,722)           (6,382)
                                                 --------       --------       ---------            --------          --------
    Net cash (used in) provided by
financing
      activities                                        -         20,300           3,268                (450)           23,118
                                                 --------       ---------      ----------           --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                  -              -               -                 392               392
                                                 --------       --------       ---------            ---------         --------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             -            879               -              (5,397)           (4,518)
CASH AND CASH EQUIVALENTS, beginning
  of year                                               -          2,275               -               8,509            10,784
                                                 --------       ---------      ---------            ---------         --------
CASH AND CASH EQUIVALENTS, end of period         $      -       $  3,154       $       -            $  3,112          $  6,266
                                                 ========       =========      =========            =========         ========

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
                                                            (000s omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidary        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidaries)      Condsolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES             $      -       $ 26,881       $   2,356            $ (4,299)         $ 24,938
                                                 --------       ---------      ----------           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  -        (12,688)              -              (3,986)          (16,674)
  Proceeds on the sale of business                      -         12,088               -                   -            12,088
  Proceeds on the sale of property                      -          8,557               -                   -             8,557
                                                 --------       ---------      ---------            --------          --------
    Net cash used in investing activities               -          7,957               -              (3,986)            3,971
                                                 --------       ---------      ---------            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in intercompany advances                    (393)       (13,443)         (2,356)             16,192                 -
  Issuance of common stock and exercise of
stock
    options                                           773              -               -                   -               773
  Net borrowings (payments) under the old
revolving
    line of credit and changes in cash
overdrafts                                              -        (12,675)              -                   -           (12,675)
  Payments of long-term debt, including
capital lease
    obligations                                         -         (5,191)              -             (17,783)          (22,974)
  Purchase of treasury stock                         (380)             -               -                   -              (380)
                                                 --------       --------       ---------            --------          --------
    Net cash (used in) provided by financing
      activities                                        -        (31,309)         (2,356)             (1,591)          (35,256)
                                                 --------       --------       ---------            --------          --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                               -              -               -                (308)             (308)
                                                 --------       --------       ---------            --------          --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      -          3,529               -             (10,184)           (6,655)
CASH AND CASH EQUIVALENTS, beginning
  of year                                               -          3,153               -              12,544            15,697
                                                 --------       ---------      ---------            ---------         --------
CASH AND CASH EQUIVALENTS, end of period         $      -       $  6,682       $       -            $  2,360          $  9,042
                                                 ========       =========      =========            =========         ========

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

         The Company's  business as a whole has some seasonal  variations.  Quarterly  sales and earnings tend to be slightly  stronger starting in early spring (second  quarter)  through late summer (third  quarter).  Aerosol sales have minor increases in the spring and summer  related to increased  sales of containers  for  household  products and insect  repellents.  Paint  container  sales tend to be stronger in spring and early summer due to the favorable weather  conditions.  Portions of the Custom and Specialty  products line tend to vary seasonally, because of holiday sales late in the year.  May's food can sales generally peak in the third and fourth quarters.

Results of Operations

Three-month period ended July 1, 2001, as compared to the three month period ended July 2, 2000

         Consolidated  net sales for the three months ended July 1, 2001 were $193.3  million as compared to $210.5  million in 2000, a decrease of 8.2%. The decrease is primarily  attributable  to volume  softness  experienced in domestic  aerosol sales,  lower sales at
May  Verpackungen  as it  became  requalified  with its  largest  customer,  and the  negative  impact  in 2001 due to the U.S.  dollar translation  on sales made in foreign  currencies.  Along  business  segment  lines,  Aerosol  net sales in the second  quarter of 2001 decreased to $82.5  million from $92.5  million in 2000, a 10.8%  decline,  due  principally  to decreased  unit volume.  International sales  decreased 9.8% to $56.0 million in the second quarter of 2001 from $62.1 million in 2000, due primarily to the negative  foreign currency  translation impact.  Paint,  Plastic and General Line segment sales declined $1.7 million compared to the second three months of 2000,  with total net sales of $41.9 million for the three months ended July 1, 2001.  Custom and Specialty  increased  $0.8 million in net sales,  from $12.3 million in 2000 to $13.1 million in 2001 due to the  acquisition of Olive Can. On February 20, 2001,  certain assets of Olive Can Company,  a Custom and Specialty  manufacturer,  were acquired.  Net sales for Olive Can for the three months ended
July 1, 2001 were $2.3 million.

         Consolidated cost of goods sold of $167.0 million for the second three months of 2001 decreased  $13.3 million,  or 7.4%, from the same period in 2000. The principal  reasons for the decrease was the volume softness  experienced in domestic aerosol sales and the foreign  currency  translation  impact in 2001.  Gross profit  margin of 13.6% in the second  quarter of 2001  decreased  0.8% from the second quarter of 2000, due to the loss of volume experienced in the aerosol segment and the lower sales at May Verpackungen.

         Selling, general and administrative expenses were $11.2 million in the second quarter of 2001, a $0.5 million decrease in comparison to the same period in 2000.  A Company-wide program has been initiated to develop and implement programs for further cost reductions.

         Interest  expense in 2001 increased  $5.6 million  versus 2000 due primarily to increased  borrowings  made in connection with the  recapitalization.  See caption  "Liquidity  and Capital  Resources"  and Note (5) to the  Consolidated  Financial  Statements  for
further discussion on the Company's debt position.

         A payment in kind dividend of $2.8 million on the redeemable preferred stock was recorded in the second quarter of 2001.
The preferred stock was issued on October 4, 2000 in connection with the recapitalization.

Six-month period ended July 1, 2001, as compared to the six-month period ended July 2, 2000

         Net sales for the six-month  period ended July 1, 2001,  totaled  $384.5  million,  a 9.4% decrease  versus the  corresponding period in 2000. The decrease is primarily  attributable to volume softness  experienced in domestic  aerosol sales, the negative impact in 2001 due to the U.S. dollar  translation on sales made in foreign  currencies and the  slower-than-expected  return to normal volume with May  Verpackungen's  largest  customer.  Along  business  segment  lines,  Aerosol net sales in the first half of 2001 were $166.8 million,  an 11.8%  decline  versus  the  same  period  last  year.  The  decrease  is  primarily  due to a  decline  in U.S.  volumes.
International  sales  decreased  10.0% to $112.0 million in the first half of 2001 from $124.4 million in 2000. The decline is due to a negative  impact in 2001 due to U.S.  dollar  translation  on sales made in foreign  currencies  coupled with the  slower-than-expected return to normal volume with May  Verpackungen's  largest  customer.  Paint,  Plastic and General Line segment sales  decreased 2.9% to
$81.0  million due to weak volume in the first half of 2001.  Custom & Specialty  sales of $24.7  million  decreased  $2.7 million over the first half of 2000 due to the sale of the Wheeling metal closure and Warren lithography  businesses,  offset by the increased sales due to the Olive Can acquisition.  Year 2000 net sales for Wheeling and Warren were $3.3 million.

         Consolidated cost of goods sold of $333.7 million for the first half of 2001 decreased  $30.9 million,  or 8.5%, from the same period in 2000. The principal  reasons for the decrease was the volume softness  experienced in domestic  aerosol sales and the foreign currency  translation  impact in 2001.  Gross income of $50.8  million for the six-month  period in 2001  decreased  $8.9  million,  or
14.9%,  versus the  corresponding  period of 2000. Gross profit margin of 13.2% in the first six months of 2001 decreased 0.9% from the same period in 2000.  Weaker margins were  experienced  in the first two quarters of 2001 due to the loss in volume  experienced in the aerosol segment.

         Selling,  general,  and  administrative  expenses  were $23.0  million in the first half of 2001, a $0.7  million  decrease in comparison to the same period in 2000. A  company-wide  program has been  initiated to develop and implement  programs for further cost reductions.

         Interest  expense in 2001 increased  $12.1 million  versus 2000 due primarily to increased  borrowings made in connection with the  recapitalization.  See caption  "Liquidity  and Capital  Resources"  and Note (5) to the  Consolidated  Financial  Statements  for
further discussion on the Company's debt position.

         A payment in kind dividend of $5.5 million on the redeemable preferred stock was recorded in the first half of 2001.  The preferred stock was issued on October 4, 2000 in connection with the recapitalization.

Liquidity and Capital Resources

         During  the first six  months of 2001,  the  Company  met its  liquidity  needs  through  internally  generated  cash flow and borrowings  made under its credit lines.  Cash used in operations  was $10.7 million in the first six months of 2001,  compared to cash provided of $24.9  million in the first half of 2000.  The  increased use of cash was due to the decrease in net income as discussed in
Results of Operations and changes in operating  assets and liabilities  primarily in Europe which has more seasonal  variation than the
United States.

         Net cash used for investing  activities was $17.4 million in 2001,  compared to net cash provided of $4.0 million in the first half of 2000.  2001 cash used for investing  activities  included  capital  spending,  the  acquisition  of certain assets of Olive Can
Company and advances to Formametal  to finance the  repayment of debt and working  capital by  Formametal  S.A.  ("Formametal"),  which
Formametal  was unable to  refinance.  Cash was  provided in 2000 by the sale of Wheeling  and Warren as  discussed in Note (3), net of capital  expenditures and a sale/leaseback of certain  manufacturing  assets. The Company expects total capital expenditures in 2001 to be  approximately  $20.0  million,  of which $6.7 million was spent in the first six months.  On February 20, 2001,  certain  assets of
Olive Can Company,  a Custom and  Specialty  manufacturer,  were  acquired.  The  acquisition,  which is not material to the  Company's operations, was accounted for as a purchase.

         Financing  cash flows  consisted  principally  of  borrowings  under the Credit  Agreement.  As of July 1, 2001,  U.S. Can had
borrowed $48.0 million under its amended Credit Agreement,  $9.8 million in letters of credit were outstanding  pursuant  thereto,  and
$52.2 million of unused credit  remained  thereunder.  Effective  April 1, 2001,  the Credit  Agreement was amended to provide for less restrictive  financial  covenants.  Additionally,  the  revolving  credit  portion of the facility was reduced to $110 million from the original  amount of $140 million.  Interest  rates paid  increased by 0.25%,  but may decrease  based on the  achievement  of specified leverage  ratios.  As of July 1, 2001, U.S. Can was in compliance  with the covenants under the Amended Credit  Agreement and its other long-term debt agreements.

         The  Company's  primary  sources  of  liquidity  are cash flow from  operations  and  borrowings  under the  revolving  credit facility.  Based upon the current level of operations and  anticipated  growth,  cash generated from  operations  together with amounts available  under the  revolving  credit  facility  are expected to be adequate to meet  anticipated  short and  long-term  debt service requirements,  capital  expenditures and working capital needs.  Our Credit  Agreement  requires a prepayment in the event that we have excess cash flow (as defined by the  agreement)  and following  certain other events,  including  asset sales and issuances of debt and equity.  Future  operating  performance and the ability to service or refinance the notes,  to service,  extend or refinance the senior secured  credit  facility  and to redeem or  refinance  our  preferred  stock  will be  subject to future  economic  conditions  and to financial, business and other factors, many of which are beyond management's control.

         During July 2001,  the FASB issued  SFAS No. 141,  Business  Combinations,  and SFAS No. 142,  Goodwill  and Other  Intangible
Assets.  SFAS No. 141 modifies the method of accounting  for business  combinations  entered into after June 30, 2001 and addresses the accounting  for intangible  assets.  All business  combinations  entered into after June 30, 2001, are accounted for using the purchase method.  SFAS No. 142 eliminates the current  requirement to amortize  goodwill and  definite-lived  intangible  assets,  addresses the amortization  of  intangible  assets with a defined  life,  and  addresses  the  impairment  testing and  recognition  for goodwill and intangible  assets.  The  Company  will  adopt this  pronouncement  on January 1, 2002.  This  pronouncement  applies to  goodwill  and intangible  assets arising from  transactions  completed before and after the date of adoption.  Effective January 1, 2002, the Company will cease  amortization  of goodwill and  indefinite-lived  intangibles  and test for impairment,  at least,  annually.  Management is currently  assessing  the  provisions of both  pronouncements  and their  potential  impact on the  Company's  consolidated  results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management does not believe the Company's exposure to market risk has significantly changed since year-end 2000.

                                                                PART II

                                                           OTHER INFORMATION
Item 1. Legal Proceedings

         On June 19, 2001, the U.S.  Court of Appeals for the Seventh  Circuit issued a written  decision in the  NLRB/Inter-plant  job opportunity  case. While the Court enforced the award of backpay,  with interest,  it agreed with the Company's  position that the NLRB should  permit the  Company to present  actuarial  calculations  of any credit  due it because of  overpayments  or early  payments  of supplemental  unemployment  benefits or pension.  As required by the Court's decision,  the Company notified the NLRB that it wishes to present such  evidence.  The Company has not yet  determined  the exact amount of the backpay  award or credit,  although it recognizes that the credit will offset only part of the backpay  award.  The Company  also is reviewing  the Court's  decision to determine if the
Company will appeal the Court's enforcement of the backpay order.

         The parties to the shareholder  suit regarding the Company's  leveraged buyout have agreed to settle this matter in return for an additional  $0.20 per share payment to the class, or a total additional  payment of approximately  $2.0 million (less the legal fees and expenses awarded).  The Court approved this settlement on July 30, 2001, and awarded  plaintiff's  counsel  approximately  $500,000 in fees.  The Company expects the distribution of funds to occur in late September or early October of 2001.

         Reference is made to the  disclosure  about the Company's New Castle,  Pennsylvania  plant  previously  filed in the Company's
Form 10-Q for the  quarterly  period ended April 1, 2001.  The Company is reviewing its  compliance  status with the Title V permit for this plant and has identified  possible  recordkeeping  deviations with regard to the operation of the oxidizer for the plant's coating line.  Since the Company has not completed this review, it is unable to determine the effect of these possible deviations.

Item 6. Exhibits and Reports On Form 8-K

         (a)      Exhibits

                  NONE

                                                         SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date: August 15, 2001                                                          By:  /s/ John L. Workman
                                                                                   -----------------------
                                                                                  John L. Workman
                                                                                  Executive Vice President and
                                                                                  Chief Financial Officer