Form 10-Q
period 2001-09-30
US CAN CORP
filed 2001-11-14
CIK 895726

===========================================================================================================================

                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                         FORM 10-Q

                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                            THE SECURITIES EXCHANGE ACT OF 1934
                                    For the Nine month Period Ended September 30, 2001

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

                                                       Yes |X| No |_|

         As of October 31, 2001, 53,333,333 shares of Common Stock were outstanding.

===========================================================================================================================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES

                                                         FORM 10-Q

                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                     TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Statements of Operations for the Nine-Months Ended
                 September 30, 2001 and October 1, 2000...........................................................     3

                 Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.......................     4

                 Consolidated Statements of Cash Flows for the Nine-Months Ended
                 September 30, 2001 and October 1, 2000...........................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................................    16

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................................    19

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    20

Item 6.          Exhibits and Reports on Form 8-K.................................................................    20

Forward Looking Statements

         Certain  statements  in this  filing  constitute  "forward-looking  statements"  within the meaning of the Federal securities  laws. Such statements  involve known or unknown risks and  uncertainties  which may cause the Company's  actual results,  performance  or  achievements  to be  materially  different  than future  results,  performance  or  achievements expressed or implied in this report.  By way of example and not  limitation  and in no  particular  order,  known risks and uncertainties  include our substantial  debt and ability to generate  sufficient cash flows to service our debt; the timing and cost of plant closures;  the level of cost reduction  achieved  through  restructuring;  the success of new technology;
the timing of, and  synergies  achieved  through,  integration  of  acquisitions;  changes in market  conditions or product demand;  loss of important  customers or volume;  downward  product price  movements;  changes in raw material  costs;  and currency  fluctuation.  In light of these and other risks and uncertainties,  the inclusion of a forward-looking  statement in this  report  should not be  regarded  as a  representation  by the  Company  that any future  results,  performance  or achievement will be attained.  For more information  regarding these and other factors,  see the Company's annual report on
Form 10-K.

                                                            21
                                           U.S. CAN CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (000's omitted)

                                                                        For the                          For the
                                                                Quarterly Period Ended              Nine Months Ended
                                                            -------------------------------- --------------------------------
                                                            September 30,      October 1,    September 30,      October 1,
                                                                 2001             2000            2001             2000
                                                            ---------------  --------------- ---------------  ---------------
                                                                      (unaudited)                     (unaudited)
Net Sales                                                     $   204,175      $   200,024     $   588,672      $   624,307
Cost of Sales                                                     180,161          173,715         513,846          538,282
                                                              ------------     ------------    ------------     -----------
     Gross income                                                  24,014           26,309          74,826           86,025
Selling, General and Administrative Expenses                       11,603           10,703          34,638           34,367
                                                              ------------     ------------    ------------     -----------
     Operating income                                              12,411           15,606          40,188           51,658
Interest Expense                                                   14,312            8,565          43,523           25,717
                                                              ------------     ------------    ------------     -----------
     Income (loss) before income taxes                             (1,901)           7,041          (3,335)          25,941
Provision (benefit) for Income Taxes                                 (475)           2,665          (1,004)           9,807
                                                              -----------      ------------    -----------      -----------
Net Income (Loss) Before Preferred Stock Dividends                 (1,426)           4,376          (2,331)          16,134
Preferred Stock Dividend Requirement                               (2,862)              -           (8,379)              -
                                                              -----------      -----------     -----------      ----------
Net Income (Loss) Available for Common Stockholders           $    (4,288)     $     4,376     $   (10,710)     $    16,134
                                                              ===========      ============    ===========      ===========

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                         (000's omitted, except per share amount)

                                                                                  September 30,        December 31,
                                     ASSETS                                            2001                2000
                                                                                 -----------------   ------------------
CURRENT ASSETS:                                                                     (Unaudited)
  Cash and cash equivalents                                                        $        7,547      $       10,784
  Accounts receivables, net of allowances                                                 115,612              90,763
  Inventories                                                                             112,859             113,902
  Deferred income taxes                                                                    12,620              12,538
  Other current assets                                                                     36,606              23,300
                                                                                   ---------------     --------------
      Total current assets                                                                285,244             251,287

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                           263,143             272,220

GOODWILL, less amortization                                                                67,511              70,712

OTHER NON-CURRENT ASSETS                                                                   47,366              43,645
                                                                                   ---------------     --------------

      Total assets                                                                 $      663,264      $      637,864
                                                                                   ===============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease obligations               $       22,343      $       14,671
  Accounts payable                                                                        102,231             102,274
  Accrued expenses                                                                         54,014              46,479
  Restructuring reserves                                                                    9,273              11,915
  Income taxes payable                                                                      3,070               1,704
                                                                                   ---------------     --------------
      Total current liabilities                                                           190,931             177,043

LONG TERM DEBT                                                                            500,613             480,374

DEFERRED INCOME TAXES PAYABLE                                                               3,873               3,083

OTHER LONG-TERM LIABILITIES                                                                47,504              42,419
                                                                                   ---------------     --------------

      Total liabilities                                                                   742,921             702,919

PREFERRED STOCK                                                                           117,647             109,268

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value                                                               533                 533
  Additional Paid in capital                                                               52,800              52,800
  Currency translation adjustment                                                         (26,767)            (19,674)
  Unrealized loss on cash flow hedges                                                      (4,662)                 -
  Accumulated deficit                                                                    (219,208)           (207,982)
                                                                                   --------------      --------------
      Total stockholders' equity                                                         (197,304)           (174,323)
                                                                                   --------------      --------------
          Total liabilities and stockholders' equity                               $      663,264      $      637,864
                                                                                   ===============     ==============

                              The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (000's omitted)

                                                                                           For the Nine Months Ended
                                                                                       September 30,        October 1,
                                                                                           2001                2000
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net income before preferred stock dividends requirements                               $    (2,331)        $    16,134
  Adjustments to reconcile net income to net cash provided by operating activities --
  Depreciation and amortization                                                               27,323              26,788
  Deferred income taxes                                                                       (1,004)              3,004
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
  Accounts receivable                                                                        (25,045)            (27,386)
  Inventories                                                                                    105              (7,450)
  Accounts payable                                                                             1,297              12,873
  Accrued expenses                                                                             2,802               1,768
  Other, net                                                                                  (8,800)                217
                                                                                         -----------         -----------
          Net cash provided by (used in) operating activities                                 (5,653)             25,948
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                       (13,385)            (16,519)
  Acquisition of businesses, net of cash acquired                                             (4,570)                  -
  Proceeds from sale of business                                                                   -              12,088
  Proceeds from sale of property                                                                   -               7,855
  Investment in Formametal S.A.                                                               (7,850)             (4,914)
                                                                                         -----------         -----------
          Net cash used in investing activities                                              (25,805)             (1,490)
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and exercise of stock options                                          -                1,700
  Net borrowings (payments) under the revolving line of credit
    and changes in cash overdrafts                                                            30,300
  Payments of long-term debt, including capital lease obligations                             (2,205)            (33,993)
  Purchase of treasury stock                                                                      -                 (488)
                                                                                         -----------         -----------
          Net cash provided by (used in) financing activities                                 28,095             (32,781)
                                                                                         ------------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          126                  40
                                                                                         ------------        -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         (3,237)             (8,283)
CASH AND CASH EQUIVALENTS, beginning of year                                                  10,784              15,697
                                                                                         ------------        -----------
CASH AND CASH EQUIVALENTS, end of year                                                   $     7,547         $     7,414
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

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2001
                                                        (Unaudited)

(1) PRINCIPLES OF REPORTING

         The  consolidated  financial  statements  include the accounts of U.S. Can Corporation  (the  "Corporation"),  its wholly  owned  subsidiary,  United  States Can  Company  ("U.S.  Can"),  and U.S.  Can's  subsidiaries  (collectively,  the
"Company").  All significant  intercompany balances and transactions have been eliminated.  These financial statements,  in the opinion of management,  include all normal recurring adjustments  necessary for a fair presentation.  Operating results for any interim period are not  necessarily  indicative of results that may be expected for the full year.  These financial statements  should be read in conjunction  with the previously  filed  financial  statements and footnotes  included in the
Corporation's  Annual Report on Form 10-K for the year ended  December 31, 2000.  Certain  amounts in prior years have been reclassified  to conform with current  period  presentation,  including  the special  charge as presented in the 2000 third quarter filing which is now a component of cost of goods sold.

         NEW ACCOUNTING PRONOUNCEMENTS

         On January  1, 2001,  the  Corporation  adopted  Statement  of  Financial  Accounting  Standards  (SFAS) No.  133,
"Accounting  for  Derivative  Instruments  and  Hedging  Activities,"  as  amended  by SFAS No.  137 and SFAS No.  138.  In accordance with the provisions of SFAS No. 133, the  Corporation  recorded a transition  adjustment in other  comprehensive income of $1.5  million  upon  adoption of the  standard to  recognize  its  derivative  instruments  at fair value.  As of
September 30, 2001,  the  accumulated  unrealized  loss on cash flow hedges  included in  Accumulated  Other  Comprehensive
Income was $4.7 million.

         The Company uses financial  instruments,  including  forward exchange and swap contracts to manage its exposure to movement in interest and foreign  exchange  rates.  The use of these financial  instruments  modifies the exposure of these risks with the intent to reduce the risk and  variability  to the Company.  Derivatives  are  recorded on the  Consolidated
Balance Sheet at fair value in other non-current assets and other long-term  liabilities.  Initially,  upon adoption of the new derivative  accounting  requirements,  and  prospectively,  the effective portion of the changes in the fair value of a derivative  that is  designated  as a cash flow hedge is recorded  in  Accumulated  Other  Comprehensive  Income.  When the
hedged item is realized,  the gain or loss included in Accumulated Other Comprehensive  Income is reported on the same line in the  Consolidated  Statement of Operations as the hedged item.  Currently,  the derivative  instruments  entered into by the Company have been determined to be highly  effective.  If, in the future,  an ineffective  portion of the instrument is determined,  that portion of the derivative  will be reported in the  consolidated  statement of  operations.  The adoption of SFAS 133 did not have a material  impact on the results of  operations  for the first nine  months of 2001.  The Company does not utilize derivative financial instruments for trading or other speculative purposes.

         During July 2001,  the FASB  issued SFAS No. 141,  Business  Combinations,  and SFAS No. 142,  Goodwill  and Other
Intangible  Assets.  SFAS No. 141 modifies the method of accounting for business  combinations  entered into after June 30,
2001 and addresses the accounting for acquired  intangible  assets. All business  combinations  entered into after June 30,
2001, are accounted for using the purchase  method.  SFAS No. 142 eliminates the current  requirement to amortize  goodwill and  indefinite-lived  intangible  assets,  addresses  the  amortization  of  intangible  assets with a defined  life,  and addresses  the  impairment  testing and  recognition  for  goodwill  and  intangible  assets.  The Company  will adopt this pronouncement on January 1, 2002. This  pronouncement  applies to goodwill and intangible  assets arising from transactions completed  before and after the date of  adoption.  Effective  January 1, 2002,  the  Company  will cease  amortization  of goodwill and indefinite-lived  intangibles and test for impairment,  at least, annually.  Management is currently assessing the provisions of both  pronouncements and their potential impact on the Company's  consolidated  results of operations and financial  position.  The Company  recorded  goodwill  amortization  of $2.1 million and $1.9  million for the  nine-months ended September 30, 2001 and October 1, 2000, respectively.

         The Emerging  Issues Task Force  released  Issue No.  00-10 (EITF  00-10),  "Accounting  for Shipping and Handling
Revenues  and Costs" in July of 2000.  EITF 00-10  requires  that  amounts  billed,  if any,  for  shipping and handling be included in revenue and costs  incurred for  shipping  and handling are required to be recorded in cost of goods sold.  The impact of implementing  EITF 00-10 was to increase each of net sales and cost of goods sold by approximately  $17.3 million and $5.4 million for the first nine months of 2000 and the third  quarter ended  October 1, 2000,  respectively.  There was no net impact on results of operations nor financial position caused by the implementation of EITF 00-10.

         The FASB issued SFAS No. 144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets," in August 2001.
SFAS No. 144,  which  addresses  financial  accounting  and  reporting  for the  impairment  of  long-lived  assets and for long-lived  assets to be disposed of,  supercedes  SFAS No. 121 and is effective for fiscal years  beginning after December
15,  2001.  While the Company is  currently  evaluating  the impact SFAS No. 144 will have on its  financial  position  and results of operations, it does not expect such impact to be material.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of  approximately  $36.5  million and $13.9 million for the nine months ended  September
30, 2001 and October 1, 2000,  respectively.  The higher  level of  interest  in 2001 is  attributed  to higher debt levels from the leveraged  buyout  ("LBO")  completed in late 2000.  The 2000 cash payments were less due to interest  payments on the  subordinated  debt immediately  after the quarter end related to the LBO timing.  The Company paid no income taxes for the nine months  ended  September  30, 2001 and paid  approximately  $0.4 million of income taxes for the nine months ended
October 1, 2000. .  The Company expects to realize projected annual pre-tax savings of $5.0 million from this program.

(3) SPECIAL CHARGES

2001
----

         In  connection  with the  Company's  focus on  reducing  employee-related  costs,  the Company  offered  voluntary termination  packages,  primarily to salaried  employees,  in the third quarter of 2001 under which 82 positions  have been eliminated.  A one-time  pre-tax charge of $4.6 million for severance and other  termination-related  costs was recorded in the third quarter of 2001.

         During the third quarter of 2001, the Company  closed a facility in Baltimore,  Maryland and  transferred  some of its production to another  facility located in Baltimore,  Maryland.  The Company  established a pre-tax  provision of $2.4 million,  including $1.8 million for the non-cash write off of assets related to the facility being  consolidated  and $0.6 million for related  building  closure  costs.  The Company  successfully  negotiated  the  termination of the lease on the
Green Bay facility  closed in 1999 at a total cash cost of $0.4 million in 2001 and annual  payments  through 2007 totaling
$0.8 million (including interest).

         Based on the lithography needs of the Custom and Specialty business,  which has increased as a result of the Olive
Can acquisition,  the Company has decided to keep open a lithography  facility,  which supports this segment. A reserve for the closure of this  lithography  facility was  established at the end of 1998.  Accordingly,  this reserve was reversed in the third quarter in the amount of $6.4 million.

2000
----
         In July 2000, the Company announced a reduction in force program,  under which 81 salaried and 39 hourly positions have been  eliminated.  A one-time  pre-tax  charge of $3.4 million for severance and other  termination-related  costs was recorded in the third quarter of 2000.

         On March 10, 2000, the Company sold its Wheeling metal  closures and the Warren  lithography  businesses for $12.1 million in cash.  The  Company  established  a  disposition  provision  for the  anticipated  loss on the sale of the metal closures business in connection with the special charge taken in 1998.

         Cash  costs for  restructuring  activities  in the first  nine  months of 2001  were  $3.7  million.  The  Company anticipates  spending  another  $9.7  million  of such costs in 2001 and  beyond.  The  details  of the  changes in accrued restructuring reserves are as follows (000's omitted):
                                                                                 September 30,              December 31,
                                                                                     2001                       2000
                                                                                ---------------           ---------------
Balance at beginning of the year...............................................   $   15,391              $     28,514
   Special charge..............................................................        6,974                     3,413
   Payments against reserve....................................................       (3,723)                   (5,142)
   Non-cash charges against reserve............................................       (7,062) (b)              (11,394)
                                                                                  ----------              ------------
Balance at end of the period...................................................   $   11,580  (a)         $     15,391 (a)
                                                                                  ==========              =============

(a)      Includes $2.3 million and $3.5 million classified as other long-term liabilities as of September 30, 2001 and
         December 31, 2000, respectively.
(b)      Includes a reassessment and adjustment to prior restructure programs as described above.

         Charges and amounts  related to  reassessment  of prior  restructure  programs are  reflected in the cost of sales caption on the consolidated statement of operations.

         The Company  continuously  evaluates the composition of its various  manufacturing  facilities in light of current and expected  market  conditions  and demand.  The Company is currently  reviewing the capacity and  utilization of several facilities and a restructure charge related to these facilities is likely in the fourth quarter.

(4) INVENTORIES

         All domestic inventories,  except machine parts, are stated at cost determined by the last-in,  first-out ("LIFO")
cost method, not in excess of market.  European  subsidiaries'  inventories of approximately $48.8 million at September 30,
2001 and $44.2  million at December 31, 2000,  are stated at cost  determined  by the  first-in,  first-out  ("FIFO")  cost method, not in excess of market.  FIFO cost of LIFO inventories  approximated their LIFO value at September 30, 2001 and at
December 31, 2000.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                        September 30,      December 31,
                                                                                            2001               2000
                                                                                     ----------------    ---------------

         Raw materials............................................................  $          26,198    $        28,540
         Work in process..........................................................             42,431             49,728
         Finished goods...........................................................             44,230             35,634
                                                                                    -----------------    ---------------
                                                                                    $         112,859    $       113,902
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
Additionally,  the revolving  credit  portion of the facility was reduced to $110 million from the original  amount of $140 million,  effectively  eliminating funds available for acquisitions or other uses.  Interest rates paid increased by 0.25%, but may decrease based on the achievement of specified  leverage  ratios.  The Company was in compliance with all financial ratios and covenants as of September 30, 2001.

         The pricing  concessions  granted in the early part of the year and the temporary  inefficiencies  in our European operations  (primarily  the  United  Kingdom),  will have a  negative  impact on the  fourth  quarter  results  and  raises uncertainty  as to whether we will be in compliance  under our  covenants at the end of 2001.  Our  definitive  results for the year will not be known until  February  2002. We would expect to negotiate  with the lenders an amendment to our senior secured  credit  facilities  if we believe we will not be in  compliance.  We cannot be assured  however,  that the lenders would  agree to an  amendment  if one were  required.  Without  such an  amendment  or a waiver,  we would be in default on almost all of our borrowings,  which would have severe  consequences to the Company  regarding its sources of liquidity and its ability to continue operations.

(6) BUSINESS SEGMENTS

         Management  monitors  and  evaluates  business  performance,  customer  base and  market  share for four  business segments.  The segments have separate  management teams and distinct product lines. The aerosol segment primarily  produces steel aerosol  containers for personal  care,  household,  automotive,  paint and industrial  products.  The  International segment produces  aerosol cans in Europe and Latin America (through  Formametal S.A., a joint venture in Argentina) as well as steel food packaging in Europe.  The Paint,  Plastic & General Line segment  produces round cans for paint and coatings, oblong cans for such items as lighter  fluid and  turpentine as well as plastic  containers  for paint and  industrial  and consumer  products.  The Custom and Specialty segment,  which includes Olive Can (acquired in early 2001),  produces a wide array of  functional  and  decorative  tins,  containers  and other  products.  Certain  amounts  in prior  years have been reclassified to conform with current period presentation

         The following is a summary of revenues from  external  customers and income (loss) from  operation for the periods ended September 30, 2001 and October 1, 2000, respectively (000's omitted):

                                                                  Three Months Ended                 Nine Months Ended
                                                            ------------------------------- --------------------------
                                                              September 30,   October 1,      September 30,      October 1,
                                                                  2001           2000             2001              2000
                                                            -------------- ---------------- ----------------  ----------
  REVENUES FROM EXTERNAL CUSTOMERS:
  Aerosol                                                      $  87,037      $  88,545        $ 253,766         $ 277,604
  International                                                   59,735         59,022          171,719           183,374
  Paint, Plastic, & General Line                                  34,912         35,970          106,439           108,792
  Custom & Specialty                                              22,491         16,487           56,748            54,537
  Total revenues                                               $ 204,175      $ 200,024        $ 588,672         $ 624,307
                                                               =========      =========        =========         =========

  INCOME (LOSS) FROM OPERATIONS:
  Aerosol                                                      $  10,947      $  16,024        $  38,409         $  48,450
  International                                                    1,033          4,278            7,541            13,963
  Paint, Plastic, & General Line                                   3,967          4,095           11,758            10,452
  Custom & Specialty                                               3,813          2,142            5,256             5,373
  Corporate and eliminations                                      (7,349)       (10,933)         (22,776)          (26,580)
                                                               ---------      ---------        ---------         ---------
  Total income from operations                                 $  12,411      $  15,606        $  40,188         $  51,658
                                                               =========      =========        =========         =========

(7) COMPREHENSIVE NET INCOME

         The components of  comprehensive  income for the three months ended  September 30, 2001 and October 1, 2000 are as follows (000's omitted):
                                                                  Three Months Ended                 Nine Months Ended
                                                            ------------------------------- --------------------------
                                                              September 30,   October 1,      September 30,      October 1,
                                                                  2001           2000             2001              2000
                                                            -------------- ---------------- ----------------  ----------
  Net Income Before Preferred Dividends                         $ (1,426)      $  4,376         $ (2,331)         $ 16,134
  Unrealized Income (loss) on Cash Flow Hedges                    (2,576)             -           (4,662)                -
  Foreign Currency Translation Adjustment                          7,146         (7,669)          (7,093)          (17,698)
                                                                --------       --------         --------          --------
  Comprehensive Income                                          $  3,144       $ (3,293)        $(14,086)         $ (1,564)
                                                                ========       ========         ========          ========

 (8) SUBSIDIARY GUARANTOR INFORMATION

         The  following  presents  the  condensed  consolidating  financial  data for U.S.  Can  Corporation  (the  "Parent
Guarantor"),  United States Can Company (the "Issuer"),  USC May Verpackungen  Holding Inc.  (the "Subsidiary  Guarantor"),
and the Issuer's European subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor  Subsidiaries"),  as
of September 30, 2001 and December 31, 2000 and for the  nine-month  periods ended  September 30, 2001 and October 1, 2000.
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

                                           U.S.CAN CORPORATION AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                       For the Nine months Ended September 30, 2001
                                                      (000's omitted)

                                                                   USC May
                                                   United        Verpackugen       USC Europe/ May
                                    U.S. Can     States Can        Holding        Verpackugen GmbH                    U.S. Can
                                  Corporation     Company        (Guarantor        (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                  ------------- ------------- ------------------ -------------------- ------------- -------------

NET SALES                           $       -     $  416,953     $        -           $   171,719       $       -     $  588,672
COST OF SALES                               -        361,530              -               152,316               -        513,846
                                    ----------    -----------    -----------          ------------      ----------    ----------
    Gross income                            -         55,423              -                19,403               -         74,826
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                     -         21,665           1,111               11,862               -         34,638
                                    ----------    -----------    ------------         ------------      ----------    ----------
    Operating income                        -         33,758          (1,111)               7,541               -         40,188
INTEREST EXPENSE                            -         36,614           4,885                2,024               -         43,523
EQUITY IN EARNINGS (LOSS)  FROM
SUBSIDIARY                              (2,331)         (579)          2,387                   -               523            -
                                    ----------    ----------     ------------         -----------       -----------   ---------
    Income before income taxes          (2,331)       (3,435)         (3,609)               5,517              523        (3,335)
PROVISION FOR INCOME TAXES                  -         (1,104)         (1,374)               1,474               -         (1,004)
                                    ----------    ----------     -----------          ------------      ----------    ----------
NET INCOME (LOSS) BEFORE
PREFERRED STOCK DIVIDENDS               (2,331)       (2,331)         (2,235)               4,043              523        (2,331)
PREFERRED STOCK DIVIDENDS               (8,379)           -               -                    -                -         (8,379)
                                    ----------    ----------     -----------          -----------       ----------    ----------
NET INCOME (LOSS) AVAILABLE
FOR COMMON STOCKHOLDERS             $  (10,710)   $   (2,331)    $    (2,235)         $     4,043       $      523    $  (10,710)
                                    ==========    ==========     ===========          ============      ===========   ==========

                                           U.S.CAN CORPORATION AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         For the Nine months Ended October 1, 2000
                                                      (000's omitted)

                                                                   USC May
                                                   United        Verpackugen       USC Europe/ May
                                    U.S. Can     States Can        Holding        Verpackugen GmbH                    U.S. Can
                                  Corporation     Company        (Guarantor        (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                  ------------- ------------- ------------------ -------------------- ------------- -------------

NET SALES                           $       -     $  440,933     $        -           $   183,374       $       -     $  624,307
COST OF SALES                               -        379,399              -               158,883               -        538,282
                                    ----------    -----------    -----------          ------------      ----------    ----------
    Gross income                            -         61,534              -                24,491               -         86,025
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                     -         22,332             836               11,199               -         34,367
                                    ----------    -----------    ------------         ------------      ----------    ----------
    Operating income                        -         39,202            (836)              13,292               -         51,658
INTEREST EXPENSE ON
BORROWINGS                                  -         19,263           4,072                2,382               -         25,717
EQUITY EARNINGS (LOSS) FROM
SUBSIDIARY                              16,134         3,900           4,186                    -          (24,220)            -
PROVISION FOR INCOME TAXES                  -          7,705            (279)               2,381               -          9,807
                                    ----------    -----------    -----------          ------------      ----------    ----------
NET INCOME                          $   16,134    $   16,134     $      (443)         $     8,529       $  (24,220)   $   16,134
                                    ===========   ===========    ===========          ============      ==========    ==========

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- Continued

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                 As of September 30, 2001
                                                      (000s omitted)

                                                                   USC May
                                                   United        Verpackugen       USC Europe/ May
                                    U.S. Can     States Can        Holding        Verpackugen GmbH                    U.S. Can
                                  Corporation     Company        (Guarantor        (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                  ------------- ------------- ------------------ -------------------- ------------- -------------
CURRENT ASSETS:
    Cash and cash equivalents       $       -     $    3,783     $        -           $     3,764       $       -     $    7,547
    Accounts receivable                     -         64,937              -                50,675               -        115,612
    Inventories                             -         64,061            (600)              49,398               -        112,859
    Other current assets                    -         34,686           1,049               13,491               -         49,226
                                    ----------    -----------    ------------         ------------      ----------    ----------
      Total current assets                  -        167,467             449              117,328               -        285,244
NET PROPERTY, PLANT AND
EQUIPMENT                                   -        167,391              -                95,752               -        263,143
INTANGIBLE ASSETS                           -         41,219           1,566               24,726               -         67,511
OTHER ASSETS                                -         33,257              -                14,109               -         47,366
INTERCOMPANY ADVANCES                       -        232,841              -                    -          (232,841)           -
INVESTMENT IN SUBSIDIARIES              31,701        31,204          63,956                   -          (126,861)           -
                                    -----------   -----------    ------------         -----------       ----------    ---------
      Total assets                  $   31,701    $  673,379     $    65,971          $   251,915       $ (359,702)   $  663,264
                                    ===========   ===========    ============         ============      ==========    ==========

CURRENT LIABILITIES
    Current maturities of
long-term debt                      $       -     $   11,569     $        -           $    10,774       $       -     $   22,343
    Accounts payable                        -         59,863              -                42,368               -        102,231
    Other current liabilities               -         51,672            (970)              15,655               -         66,357
                                    ----------    -----------    -----------          ------------      ----------    ----------
      Total current liabilities             -        123,104            (970)              68,797               -        190,931
TOTAL LONG TERM DEBT                       854       477,350              -                22,409               -        500,613
OTHER LONG-TERM LIABILITIES                 -         41,224             449                9,704               -         51,377
PREFERRED STOCK                        117,647            -               -                    -                -        117,647
INTERCOMPANY LOANS                     110,504            -           79,266               43,071         (232,841)           -
STOCKHOLDERS' EQUITY                  (197,304)       31,701         (12,774)             107,934         (126,861)     (197,304)
                                    ----------    -----------    -----------          ------------      ----------    ----------
      Total liabilities and
stockholders'
equity                              $   31,701    $  673,379     $    65,971          $   251,915       $ (359,702)   $  663,264
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
                                      =========    ==========       ==========            =========      ==========     =========

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                      (000s omitted)

                                                                           USC May
                                                          United        Verpackungen      USC Europe / May
                                           U.S. Can     States Can        Holding           Verpackungen       U.S. Can
                                         Corporation     Company         (Guarantor        (Non-Guarantor    Corporation
                                           (Parent)      (Issuer)        Subsidary)         Subsidaries)     Consolidated
                                         ------------- -------------  -----------------  ------------------- -------------

CASH FLOWS FROM OPERATING  ACTIVITIES        $     -       $  8,120        $  (4,220)           $ (9,553)        $ (5,653)
                                             --------      ---------       ---------            --------         --------

CASH FLOWS FROM INVESTING  ACTIVITIES:
    Capital expenditures                           -        (10,933)              -               (2,452)         (13,385)
    Acquisition of business, net of
cash acquired                                      -         (4,570)              -                   -            (4,570)
    Investment in Formametal S.A.                  -         (7,850)              -                   -            (7,850)
                                             --------      --------        ---------            --------         --------
      Net cash used in investing
activities                                         -        (23,353)              -               (2,452)         (25,805)
                                             --------      --------        ---------            --------         --------

CASH FLOWS FROM FINANCING  ACTIVITIES:
    Changes in intercompany advances               -         (8,069)           4,220               3,849               -
    Net borrowingsunder the revolving
line of             credit and changes
in cash overdrafts                                 -         30,300               -                   -            30,300
    Payments of long-term debt,
including
      capital lease obligations                    -         (5,490)              -                3,285           (2,205)
    Payment of debt financing costs                -             -                -                   -                -
                                             --------      --------        ---------            --------         -------
      Net cash provided by financing
activities                                         -         16,741            4,220               7,134           28,095
                                             --------      ---------       ----------           ---------        --------
EFFECT OF EXCHANGE RATE CHANGES     ON
CASH                                               -             -                -                  126              126
                                             --------      --------        ---------            ---------        --------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   -          1,508               -               (4,745)          (3,237)
CASH AND CASH EQUIVALENTS,
  beginning of year                                -          2,275               -                8,509           10,784
                                             --------      ---------       ---------            --------         --------
CASH AND CASH EQUIVALENTS,
  end of period                              $     -       $  3,783        $      -             $  3,764         $  7,547
                                             ========      =========       =========            ========         ========

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                         FOR THE NINE MONTHS ENDED OCTOBER 1, 2000
                                                      (000s omitted)

                                                                          USC May
                                                          United       Verpackungen      USC Europe / May
                                           U.S. Can     States Can        Holding          Verpackungen        U.S. Can
                                         Corporation     Company        (Guarantor        (Non-Guarantor     Corporation
                                           (Parent)      (Issuer)       Subsidary)         Subsidaries)      Consolidated

CASH FLOWS FROM OPERATING
  ACTIVITIES                                 $     -       $ 30,891       $   4,853            $ (9,796)         $ 25,948
                                             --------      ---------      ----------           --------          --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Capital expenditures                           -        (11,376)             -               (5,143)          (16,519)
    Proceeds on the sale of business               -         12,088              -                   -             12,088
    Proceeds on the sale of property               -          7,855              -                   -              7,855
    Investment in Formametal S.A.                  -         (4,914)             -                   -             (4,914)
                                             --------      --------       ---------            --------          --------
      Net cash provided by (used in)
        investing activities                       -          3,653              -               (5,143)           (1,490)
                                             --------      ---------      ---------            --------          --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Change in intercompany advances            (1,212)      (14,840)         (4,853)             20,905                -
    Issuance of common stock and
exercise
      of stock options                          1,700            -               -                   -              1,700
    Payments of long-term debt,
including
      capital lease obligations                    -        (18,784)             -              (15,209)          (33,993)
    Purchase of treasury stock                   (488)           -               -                   -               (488)
                                             --------      --------       ---------            --------          --------
      Net cash (used in) provided by
        financing activities                       -        (33,624)         (4,853)              5,696           (32,781)
                                             --------      --------       ---------            ---------         --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                          -             -               -                   40                40
                                             --------      --------       ---------            ---------         --------
DECREASE IN CASH AND CASH
  EQUIVALENTS                                      -            920              -               (9,203)           (8,283)
CASH AND CASH EQUIVALENTS,
  beginning of year                                -          2,101              -               13,596            15,697
                                             --------      ---------      ---------            ---------         --------
CASH AND CASH EQUIVALENTS,
  end of period                              $     -       $  3,021       $      -             $  4,393          $  7,414
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

Results of Operations

Three-month period ended September 30, 2001, as compared to the three month period ended October 1, 2000

         Consolidated  net sales for the three months ended  September  30, 2001 were $204.2  million as compared to $200.0 million in 2000,  an  increase  of 2.1%.  The  increase  is  primarily  attributable  to the  acquisition  of Olive Can and requalification  of May Verpackungen  with its largest  customer,  offset by the impact of pricing  concessions  granted to customers  earlier in the year in the face of industry  pricing  competition.  Along business  segment  lines,  Aerosol net sales in the third quarter of 2001 decreased to $87.0 million from $88.5 million in 2000, a 1.7% decline,  due  principally to decreased  demand and pricing  concessions.  International  sales  increased  $0.7 million to $59.7 million in the third quarter of 2001 from $59.0  million in 2000,  due primarily to the  requalification  of May  Verpackungen  with its largest customer.  Paint,  Plastic and General  Line segment  sales  declined  $1.1  million to $34.9  million for the three months ended  September  30, 2001.  Custom and  Specialty net sales  increased  $6.0 million,  from $16.5 million in 2000 to $22.5 million in 2001, due to the acquisition of Olive Can. On February 20, 2001,  certain assets of Olive Can Company,  a Custom and  Specialty  manufacturer,  were  acquired.  Net sales for Olive Can for the three months ended  September 30, 2001 were
$7.4 million.

         Consolidated  cost of goods sold of $180.2 million for the third quarter of 2001 increased $6.4 million,  or 3.7%, from the same period in 2000. The main  contributors to the increase were the Olive Can acquisition,  increased  production levels at May  Verpackungen,  and  manufacturing  inefficiencies  in Europe  aerosols  due to over  capacity  in the United
Kingdom  operations  relative to current  demand.  Steps are being taken to reduce the excess costs in the United  Kingdom, but are unlikely to have a positive  effect  before  year-end.  Gross profit  margin of 11.8% in the third  quarter of 2001 decreased  1.4  percentage  points from the third  quarter of 2000,  due to the loss of volume  experienced  in the aerosol segment coupled with industry-wide pricing pressure.

         During the third  quarter of 2001,  the Company  offered  voluntary  termination  packages,  primarily to salaried employees,  under which 82 positions have been  eliminated,  to reduce  on-going  employee  costs.  The Company  expects to realize  projected  annual  pre-tax  savings of $5.0 million from this program.  A one-time  pre-tax charge of $4.6 million for severance  and other  termination  related  costs was recorded in the third  quarter of 2001. In addition,  the Company closed a facility in Baltimore,  Maryland and  transferred  partial  production to another  facility  located in Baltimore,
Maryland.  The Company  established  a pre-tax  provision of $2.4  million.  The  provision  included  $1.8 million for the non-cash write off of assets  related to the facility  being  consolidated  and $0.6 million for related  building  closure costs.  The Company  also  reassessed  its needs  relative  to  lithography  capacity  to support the Custom and  Specialty business,  including  Olive Can and  decided  to keep open a  facility  previously  identified  for  closure.  For  further discussion, see Note (3) to the consolidated financial statements.

         The Company  continuously  evaluates the composition of its various  manufacturing  facilities in light of current and expected  market  conditions  and demand.  The Company is currently  reviewing the capacity and  utilization of several facilities,  including the United kingdom  facilities and a restructuring  charge related to these  facilities is likely to be recorded in the fourth quarter.

         Selling, general and administrative expenses were $11.6 million in the third quarter of 2001, a $0.9 million increase in comparison to the same period in 2000.  As described in the previous paragraph, a Company-wide program has been initiated to develop and implement cost reductions, which is expected to reduce selling, general and admistrative expenses in future periods.

         Interest  expense in 2001  increased  $5.7  million  versus 2000 due  primarily to  increased  borrowings  made in connection  with the  recapitalization.  See caption  "Liquidity and Capital  Resources"  and Note (5) to the  Consolidated
Financial Statements for further discussion on the Company's debt position.

         A payment in kind dividend of $2.9 million on the redeemable preferred stock was recorded in the third quarter of
2001.  The preferred stock was issued on October 4, 2000 in connection with the recapitalization.

Nine-month period ended September 30, 2001, as compared to the nine month period ended October 1, 2000

         Net sales for the nine-month period ended September 30, 2001,  totaled $588.7 million,  a 5.7% decrease versus the corresponding  period in 2000. The decrease is primarily  attributable to volume softness  experienced in domestic  aerosol sales, a negative impact in 2001 due to U.S. dollar translation on sales made in foreign  currencies,  slower-than-expected return to normal volume with May  Verpackungen's  largest  customer,  and pricing  concessions due to industry wide pricing pressure early in the year.  Pricing  concessions  granted in the first part of the year will continue to negatively impact the balance of the year,  both in sales and gross profit.  Along  business  segment  lines,  Aerosol net sales in the first nine  months of 2001 were  $253.8  million,  an 8.6%  decline  versus the same  period  last year due to a decrease in unit volumes.  International  sales  decreased  6.4% to $171.7  million in the first nine months of 2001 from $183.4  million in
2000.  The  decline  is due to a  negative  foreign  currency  translation  in the  first  nine  months  coupled  with  the slower-than-expected  return to normal volume with May  Verpackungen's  largest customer.  Paint,  Plastic and General Line segment  sales  decreased  2.2% to $106.4  million due to weak volume in the first nine months of 2001.  Custom & Specialty sales of $56.7  million  increased  4.1% over the first nine months of 2000 due to the  acquisition  of Olive Can offset by the sale of the  Wheeling  metal  closure and Warren  lithography  businesses.  Net sales for Olive Can for the nine months ended September 30, 2001 were $10.0 million. 2000 net sales for Wheeling and Warren were $3.3 million.

         Consolidated  cost of goods  sold of $513.8  million  for the first  nine  months of 2001  decreased  from  $538.3 million,  or 4.6%,  from the  same  period  in 2000.  The  principal  reasons  for the  decrease  was the  volume  softness experienced in domestic  aerosol sales and the foreign currency  translation  impact in 2001. Gross income of $74.8 million for the nine-month  period in 2001 decreased  $11.2  million,  or 13.0%,  versus the  corresponding  period of 2000.  Gross profit  margin of 12.7% in the first nine  months of 2001  decreased  1.1  percentage  point from the same  period in 2000.
Weaker  margins  were  experienced  in the first three  quarters  of 2001 due to the loss in volume in the aerosol  segment combined with industry-wide pricing pressure and operational inefficiencies in Europe, primarily in the United Kingdom.

         During the third  quarter of 2001,  the Company  offered  voluntary  termination  packages,  primarily to salaried employees,  under which 82 positions have been  eliminated,  to reduce  on-going  employee  costs.  The Company  expects to realize  projected  annual  pre-tax  savings of $5.0 million from this program.  A one-time  pre-tax charge of $4.6 million for severance  and other  termination  related  costs was recorded in the third  quarter of 2001. In addition,  the Company closed a facility in Baltimore,  Maryland and  transferred  partial  production to another  facility  located in Baltimore,
Maryland.  The Company  established  a pre-tax  provision of $2.4  million.  The  provision  included  $1.8 million for the non-cash write off of assets  related to the facility  being  consolidated  and $0.6 million for related  building  closure costs.  The Company  also  reassessed  its needs  relative  to  lithography  capacity  to support the Custom and  Specialty business,  including  Olive Can and  decided  to keep open a  facility  previously  identified  for  closure.  For  further discussion, see Note (3) to the consolidated financial statements.
         Selling,  general, and administrative expenses were $34.6 million in the first nine months of 2001, a $0.2 million increase in comparison to the same period in 2000.

         Interest  expense in 2001  increased  $17.8  million  versus 2000 due  primarily to increased  borrowings  made in connection  with the  recapitalization.  See caption  "Liquidity and Capital  Resources"  and Note (5) to the  Consolidated
Financial Statements for further discussion on the Company's debt position.

         A payment in kind dividend of $8.4 million on the redeemable preferred stock was recorded in the first nine months of 2001.  The preferred stock was issued on October 4, 2000 in connection with the recapitalization.

Liquidity and Capital Resources

         During the first nine months of 2001, the Company met its liquidity needs through  internally  generated cash flow and  borrowings  made under its credit lines.  Cash used in  operations  was $5.7 million in the first nine months of 2001, compared to cash  provided of $25.9 million in the first nine months of 2000.  The  increased  use of cash was  principally due to the decrease in net income as discussed in Results of Operation.

         Net cash used for investing  activities  was $25.8  million in 2001,  compared to net cash used of $1.5 million in the first nine months of 2000.  2001 cash used for investing  activities  included  capital  spending,  the  acquisition of certain assets of Olive Can Company and advances to Formametal  S.A.  ("Formametal")  to finance debt repayment and working capital  needs of  Formametal.  Cash was  provided in 2000 by the sale of Wheeling and Warren as discussed in Note (3), and a  sale/leaseback  of certain  manufacturing  assets  offset by capital  expenditures.  The Company  expects  total capital expenditures  in 2001 to be  approximately  $20.0 million,  of which $13.4 million was spent in the first nine months.  The
Olive Can  acquisition  in February  2001,  which is not  material to the  Company's  operations,  was  accounted  for as a purchase.

         Financing cash flows consisted  principally of borrowings  under the Credit  Agreement.  As of September 30, 2001,
U.S. Can had borrowed  $48.8  million  against its revolving  credit  facility  under its amended  Credit  Agreement,  $9.8 million in letters of credit were outstanding  pursuant  thereto,  and $51.4 million of unused credit remained  thereunder.
Effective  April 1,  2001,  the  Credit  Agreement  was  amended  to  provide  for less  restrictive  financial  covenants.
Additionally,  the revolving  credit  portion of the facility was reduced to $110 million from the original  amount of $140 million.  Interest rates paid increased by 0.25%,  but may decrease based on the achievement of specified  leverage ratios.
As of September 30, 2001, U.S. Can was in compliance  with the covenants  under the Amended Credit  Agreement and its other long-term debt agreements.

         The  Company's  primary  sources of liquidity are cash flow from  operations  and  borrowings  under the revolving credit facility.  At existing levels of operations,  cash generated from operations  together with amounts to be drawn from the $110 million  revolving  credit facility,  are expected to be adequate to meet  anticipated debt service  requirements, capital  expenditures and working capital needs.  Future operating  performance and the ability to service or refinance the notes,  to service,  extend or refinance the senior secured credit  facility and to redeem or refinance our preferred stock will be subject to future  economic  conditions  and to  financial,  business and other  factors,  many of which are beyond management's  control.  The  pricing  concessions  granted  by  the  Company  in  the  early  part  of  the  year  and  the inefficiencies  in our European  operations  (primarily  the United  Kingdom),  even after steps are taken to reduce excess costs,  will have a negative  impact on the fourth  quarter  results  and  raises  uncertainty  as to whether we will be in compliance  under our financial  covenants at the end of 2001. Our definitive  results for the year will not be known until
February 2002. We would expect to negotiate  with the lenders an amendment to our senior  secured  credit  facilities if we believe we will not be in compliance.  We cannot be assured,  however,  that the lenders would agree to an amendment if one were  required.  Without such an amendment or a waiver,  we would be in default on almost all of our  borrowings and unable to borrow on our revolving credit facility,  which would have severe  consequences to the Company  regarding its sources of liquidity and its ability to continue  operations.  See "Forward Looking  Statements,"  following the Table of Contents for further explanation of risk factors.

New Accounting Pronouncements

         During July 2001,  the FASB  issued SFAS No. 141,  Business  Combinations,  and SFAS No. 142,  Goodwill  and Other
Intangible  Assets.  SFAS No. 141 modifies the method of accounting for business  combinations  entered into after June 30,
2001 and addresses the accounting for acquired  intangible  assets. All business  combinations  entered into after June 30,
2001, are accounted for using the purchase  method.  SFAS No. 142 eliminates the current  requirement to amortize  goodwill and  indefinite-lived  intangible  assets,  addresses  the  amortization  of  intangible  assets with a defined  life,  and addresses  the  impairment  testing and  recognition  for  goodwill  and  intangible  assets.  The Company  will adopt this pronouncement on January 1, 2002. This  pronouncement  applies to goodwill and intangible  assets arising from transactions completed  before and after the date of  adoption.  Effective  January 1, 2002,  the  Company  will cease  amortization  of goodwill and indefinite-lived  intangibles and test for impairment,  at least, annually.  Management is currently assessing the provisions of both  pronouncements and their potential impact on the Company's  consolidated  results of operations and financial  position.  The Company  recorded  goodwill  amortization  of $2.1 million and $1.9  million for the  nine-months ended September 30, 2001 and October 1, 2000, respectively.

         The FASB issued SFAS No. 144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets," in August 2001.
SFAS No. 144,  which  addresses  financial  accounting  and  reporting  for the  impairment  of  long-lived  assets and for long-lived  assets to be disposed of,  supercedes  SFAS No. 121 and is effective for fiscal years  beginning after December
15,  2001.  While the Company is  currently  evaluating  the impact SFAS No. 144 will have on its  financial  position  and results of operations, it does not expect such impact to be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management does not believe the Company's exposure to market risk has significantly changed since year-end 2000.

                                                          PART II

                                                     OTHER INFORMATION

Item 1. Legal Proceedings

         Reference is made to the disclosure about the Company's  NLRB/Inter-plant job opportunity case previously filed in the Company's Form 10-Q for the quarterly  period ended July 1, 2001. In August 2001,  the Company  submitted its actuarial calculations  and  evidence to the NLRB.  The NLRB and the United  Steelworkers  of America  are  currently  reviewing  the
Company's  calculations.  The Company  anticipates that the NLRB and the USWA will submit a counterproposal  before the end of the year. If the parties are unable to agree on the amount of credit,  the Company  anticipates  that the remedy hearing before the NLRB will be reopened.

         Reference  is made to the  disclosure  about  the  shareholder  suit  regarding  the  Company's  leveraged  buyout previously  filed in the  Company's  Form 10-Q for the quarterly  period ended July 1, 2001.  In October 2001,  the Company began  distributing  net  settlement  proceeds  of  approximately  $0.15  per  share to the  class  members,  or a total of approximately $1,500,000.  Fees of $500,000 were previously awarded to plaintiff's counsel.

         Reference is made to the disclosure  about the Company's New Castle,  Pennsylvania  plant  previously filed in the
Company's  Form  10-Q for the  quarterly  period  ended  July 1,  2001.  On August  30,  2001,  the  Company  provided  the
Pennsylvania  Department of Environmental  Protection  (PDEP) and the federal  Environmental  Protection  Agency (EPA) with revised reports,  including revised emissions  calculations.  After completing its revised reports,  the Company determined that it had not  exceeded its  emissions  cap for any  reporting  year.  In  conjunction  with its  periodic  certification requirements,  on September 30, 2001, the Company reported to PDEP and EPA certain  deviations from the requirements of its
Title  V  permit  related  to its  use of  noncompliant  coatings  and  the  corresponding  record  keeping  and  reporting obligations,  and recordkeeping  deviations stemming from the malfunction of the temperature recorder for an oxidizer.  The
Company met with  officials  from PDEP on October 17, 2001.  As a result of the meeting,  PDEP  requested  that the Company provide  additional  information  regarding its use noncompliant  coatings and resubmit its  certifications  in a different format.  The Company and PDEP plan to discuss a  cooperative  resolution  of this  matter once PDEP  reviews the  Company's submission.  Since PDEP's review is not yet complete,  the Company is unable,  at this time, to determine  PDEP's  position or the effect on the Company of any possible noncompliance.

Item 6. Exhibits and Reports On Form 8-K

         (a)      Exhibits

                  NONE

                                                         SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf months by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date: November 14, 2001                                                        By:  /s/ John L. Workman
                                                                                   -----------------------
                                                                                  John L. Workman
                                                                                  Executive Vice President and
                                                                                  Chief Financial Officer