Form 10-K
period 2001-12-31
US CAN CORP
filed 2002-03-22
CIK 895726

=======================================================================================================================================

                                             SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D.C. 20549

                                                          FORM 10-K

                                      Annual Report Pursuant to Section 13 or 15(d) of
                                             The Securities Exchange Act of 1934

                                         For the fiscal year ended December 31, 2001

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

         As of March 15, 2002, 53,333,333 shares of Common Stock were outstanding.

=======================================================================================================================================

                                                           TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

                                                                PART I

                                                                PART II
Item 5.          Market for Common Equity and Related Stockholder Matters....................................         8
Item 6.          Selected Financial Data.....................................................................         9
Item 7.          Management's Discussion and Analysis of Financial

Item 9.          Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................................................         51

                                                               PART III

                                                                PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................         64

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

                                                                PART I

ITEM 1.  BUSINESS

General

                U.S.  Can  Corporation,  incorporated  in Delaware in 1983,  through its wholly  owned  subsidiary,  United  States Can
Company, is a leading manufacturer,  by sales volume, of steel containers for personal care, household,  automotive,  paint, industrial and  specialty  products in the United States and Europe.  We also are a  manufacturer  of plastic  containers in the United States and food cans in Europe. We have long-standing  relationships with many well-known  consumer products and paint manufacturers in the United
States and Europe,  including Reckitt Benckiser,  Sherwin Williams,  Gillette, and Unilever. We also produce seasonal holiday tins sold by mass  merchandisers.  References in this report include U.S. Can Corporation  (the  "Corporation"  or "U.S.  Can"), its wholly owned subsidiary, United States Can Company ("United States Can"), and United States Can's subsidiaries (the "Subsidiaries").

                We hold the number one market  position in steel  aerosol  cans,  based on sales  volume,  in the United States and the number two market position in Europe.  In addition,  we hold the number two market position in paint cans in the United States, by unit volume.  We attribute our market  leadership to our ability to consistently  provide  high-quality  products and service at competitive prices,  while  continually  improving our  product-related  technologies.  The references in this Report to market positions or market share are based on information derived from annual reports,  trade publications and management  estimates which the Company believes to be reliable.  For financial information about business segments and geographic areas, refer to Note (14) to the Consolidated  Financial
Statements.

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

                Steel aerosol cans manufactured in the U.S.  represent our largest segment,  accounting for approximately  43.4%, 44.2%
and 49.8% of our total  net  sales in 2001,  2000 and 1999,  respectively.  In 2001,  we  manufactured  approximately  50% of the steel aerosol cans produced in the United States.

         International Operations

                We produce  steel  aerosol cans and steel food cans in Europe.  We also supply steel aerosol cans to customers in Latin
America  through  Formametal  S.A.,  our joint venture in Argentina.  In  December 1999,  we acquired May  Verpackungen  GmbH & Co., KG
("May"), a German  manufacturer of steel food packaging and aerosol cans. May has provided us with  diversification  across our product lines and customer base.

                International  Operations represent our second largest segment,  accounting for approximately 29.7%, 29.6% and 17.7% of our total net sales in 2001,  2000 and 1999,  respectively.  In 2001,  we were the second  largest  producer of steel  aerosol  cans in
Europe and  manufactured  over 25% of the steel aerosol cans produced.  May is a leading  European food can producer with more than 20%
of the German food can market, by sales volume.

         Paint, Plastic & General Line Products

                Our primary  paint,  plastic and general line  products  include  steel paint and coating  containers,  oblong cans and plastic pails and drums.  Management  estimates that U.S. Can is second in market share in the United  States,  on a unit volume basis, in steel round and general line  containers.  Among our largest  customers for these products are Sherwin  Williams and ICI Industries.
Paint,  plastic and general line products  accounted for approximately  17.4%, 17.4% and 20.3% of our total net sales in 2001, 2000 and
1999, respectively.

         Custom & Specialty Products

                We also have a  significant  presence  in the custom and  specialty  market,  offering a wide range of  decorative  and specialty steel products.  Our primary products include  functional and decorative  containers and tins, and collectible items, such as decorative  metal signs.  These products are generally custom designed and decorated and are typically  produced in smaller  quantities than our other products.  Our customers in this segment include Wyeth  Nutritionals,  Keebler Company and Liz Claiborne  Cosmetics.  On
February 20, 2001, we acquired certain assets of Olive Can Company, a Custom and Specialty  manufacturer.  The Olive acquisition is not material to the Company's operations or financial position.

                Custom and specialty  products  accounted for  approximately  9.5%, 8.8% and 12.2% of our total net sales in 2001, 2000 and 1999, respectively.

Customers and Sales Force

                As of December  31, 2001,  in the United  States,  we had  approximately  4,300  customers,  with our largest  customer accounting  for 8.7% of our total net sales in 2001. To the extent  possible,  we enter into one-year or multi-year  supply  agreements with our major  customers.  Some of these  agreements  specify the number of  containers a customer will purchase (or the mechanism for determining this number),  pricing,  volume  discounts (if any) and, in the case of many of our domestic and some of our  international multi-year supply agreements, a provision permitting us to pass through price increases in specified raw material and other costs.

                We market  our  products  primarily  through a sales  force  comprised  of inside  and  outside  sales  representatives dedicated to each segment. As of December 31, 2001, we had 81 sales  representatives in the United States and 37 sales  representatives in Europe.  Each sales  representative is responsible for growing sales in a specific  geographic region and is compensated by a salary and a bonus based on sales volume targets.

Raw Materials

                Our principal raw materials are  tin-plated  steel,  referred to as tin-plate,  and coatings and inks used to print our customers'  designs and logos onto  tin-plate.  Tin-plate  represents our largest raw material cost. Our domestic  operations  purchase tin-plate  principally  from domestic  steel  manufacturers,  with a smaller  portion  purchased from foreign  suppliers.  Our European operations purchase tin-plate  principally from European suppliers.  Our largest domestic steel suppliers are U.S. Steel, Weirton Steel and Wheeling-Pitt, while Corus, Arcelor and Rasselstein supply the largest volume in Europe.

                The  President of the United  States has imposed 30% ad valorem  tariffs  under Section 201 of the Trade Act of 1974 on tin mill imports from most foreign  producers  effective  March 20,  2002.  These  tariffs are  scheduled to remain in effect for three years,  declining to 24% in the second year and 18% in the third year.  Tin mill imports  from  Canada,  Mexico and certain  developing countries  are excluded from the tariffs.  The Company  purchases  the vast  majority of its domestic  steel from domestic  sources and since the tariff  curtails  foreign  competition,  a negative  impact to the Company  could arise from price  increases  from  domestic suppliers.

                Our domestic and European operations purchase  approximately  400,000 tons of tin-plate annually.  The Company believes that adequate  quantities of tin-plate will continue to be available from steel  manufacturers,  however,  potential seasonal shortages may occur as the result of the tariffs.

                Tin-plate  prices  have  increased  slightly  over the last five  years.  While  there is some  long-term  variability,
tin-plate  prices  have  generally  been  stable  and  price  increases  have   historically   been  announced  several  months  before
implementation.  This  stability has enhanced our ability to  communicate  and negotiate  required  selling  price  increases  with our customers and  minimizes  fluctuations  of our gross  margins.  Many of our domestic and some of our  international  multi-year  supply agreements with our customers permit us to pass through tin-plate price increases and, in some cases,  other raw material costs.  While the Company  believes it has an  agreement in place which should  limit the impact of any steel price  increases on its  operations  in fiscal 2002,  it cannot  assess the impact of the tariffs on its steel  prices in 2003 or later years.  We have not always been able to immediately  offset  increases in tin-plate  prices with price increases on our products.  Further,  the tariffs could  jeopardize this pricing  stability,  and could negatively  impact our gross margins as we may not have the ability to immediately or fully pass through tinplate price increases to all of our customers.  Due to the recent imposition of the tariffs,  the Company is unable to determine the effects the tariffs will have on steel prices or resource  availability,  however,  the Company will continue to explore other sourcing alternatives to limit any potential negative impact of the tariffs.

                Coatings and inks,  which are used to coat  tin-plate  and print designs and logos,  represent  our second  largest raw material expense.  We purchase coatings and inks from regional suppliers in the United States and Europe.  These products  historically have been readily available, and we expect to be able to meet our needs for coatings and inks in the foreseeable future.

                Our plastic  products are produced from two main types of resins,  which are petroleum or natural  gas-based  products.
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

Special Charges

                During 2001, the Company initiated several  restructuring  programs.  Upon completion,  the programs will result in (a)
the closure of five  manufacturing  facilities,  (b) the  additional  consolidation  of two  facilities  into a new  facility,  (c) the reversal of a previous  decision to close a custom and  specialty  lithography  facility  due to  changing  business  needs and (d) the elimination of  approximately  600 jobs.  Charges of $36.2 million were recorded for the cost of these  programs.  $13.2 million of the charge consists of non-cash charges,  primarily  write-offs of property,  plant and equipment.  The remainder of the charge consists of cash costs,  primarily employee termination costs, future cash payments for employee benefits as required under union contracts,  lease termination  and other facility exit costs.  While the majority of the  restructuring  initiatives  will be completed in 2002,  certain portions of the  programs  will not be completed  until 2003,  and the Company  does not expect to realize the full  earnings  benefits until 2004.  Certain  long-term  liabilities  (approximately  $6.0 million as of December 31, 2001),  consisting  primarily of employee termination costs and future cash payments for employee  benefits as required under union contracts,  are expected to be paid over many years.

                The  individual  components  of the  restructuring  programs are  discussed in Note (4) to the  consolidated  financial statements.

Labor

                As of February 1, 2002, we employed  approximately  2,600 salaried and hourly  employees in the United  States.  Of our total U.S. workforce,  approximately 1,600 employees,  or 62%, were members of various labor unions,  including the United Steelworkers of America, the International  Association of Machinists and the Graphic Communications  International Union. Labor agreements covering approximately  590  employees  were  successfully  negotiated  in 2001.  As of February 1, 2002,  our  European  subsidiaries  employed approximately 1,400 people. In line with common European practices, all plants are unionized.

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

                As discussed  previously,  the restructuring  programs initiated in 2001 will result in a reduction of the salaried and hourly work force. Of the  approximately  600 positions  identified for elimination,  approximately  400 were hourly  positions.  As of
December 31, 2001  approximately  51 salaried and 53 hourly  positions  have been  eliminated.  The Company has worked closely with the various labor unions and their collective  bargaining units to ensure  provisions for  termination,  severance and pension  eligibility were in accordance with the respective  collective  bargaining  agreements.  Except as referenced in "Legal  Proceedings - Litigation", the Company's  relationship  with  represented  employees is good and there have been no labor strikes,  slow-downs,  work stoppages or other material labor disputes threatened or pending against the Company for at least the past 10 years.

Competition

                Quality,  service  and price  are the  principal  methods  of  competition  in the rigid  metal and  plastic  container industry.  Geographic  presence is also an  important  competitive  factor  given the cost of shipping  empty cans long  distances  and accordingly,  the Company  maintains  East Coast,  Midwest,  Southern  and West Coast  manufacturing  facilities.  In  addition,  price competition in our industry limits our ability to raise prices for many of our top products.

                In the U.S.  steel  aerosol can market,  we compete  primarily  with Crown Cork & Seal and BWAY.  Because steel aerosol cans are pressurized and are used for personal care,  household and other consumer  products,  they are more sensitive to quality,  can decoration and other consumer-oriented features than some of our other products.

                Our  European  subsidiaries  compete with Crown  Cork &  Seal,  Impress  Metal  Packaging  and other  smaller  regional producers. Crown Cork & Seal and Impress are larger and may have greater financial resources than we do.

                In metal  paint and general  line  products,  we compete  primarily  with BWAY  Corporation  and one  smaller  regional manufacturer. Our plastic products line competes with many regional companies.

                Our custom and specialty  line competes with a large number of container  manufacturers,  but we do not compete  across the entire product  spectrum with any single  company.  Competition in this segment is based  principally on quality,  service,  price, geographical  proximity to customers and production  capability,  with varying degrees of intensity  according to the specific  product category.

                Our products also face competition from aluminum, glass and plastic containers and flexible pouches.

Acquisitions

                In December 1999,  the Company acquired all of the partnership  interests of May, a German limited  liability  company, in a transaction  accounted for as a purchase.  May,  headquartered in Erftstadt,  Germany, is a manufacturer of pet food and specialty food packaging, as well as aerosol cans. Historically, the Company has not had a significant presence in the food can market.

                In  February  2001,  we  acquired  certain  assets of Olive Can  Company,  a Custom  and  Specialty  manufacturer.  The acquisition, which is not material to the Company's operations or financial position, was accounted for as a purchase.

                Refer to Note (5) to the Consolidated Financial Statements for further discussion of these transactions.

ITEM 2.  PROPERTIES

                We have 15  operations  located  in the  United  States,  many of which are  strategically  positioned  near  principal customers and suppliers.  Through our European  subsidiaries,  we also have  production  locations in the largest  regional  markets in
Europe,  including Denmark,  France,  Germany,  Italy, Spain and the United Kingdom. The following table sets forth certain information with respect to our principal plants as of March 15, 2002.

Location                                     Size (in sq.          Status                          Segment
--------                                     -------------         ------                          -------
                                                      ft.)
                                                      ----

United States
Elgin, IL*...............................          481,346          Owned                          Aerosol
Tallapoosa, GA*..........................          249,480          Owned                          Aerosol
Commerce, CA.............................          215,860         Leased  Paint, Plastic and General Line
Baltimore, MD ...........................          232,172         Leased             Custom and Specialty
Burns Harbor, IN.........................          190,000         Leased                          Aerosol
Newnan, GA...............................          185,122         Leased  Paint, Plastic and General Line
Hubbard, OH*.............................          174,970          Owned  Paint, Plastic and General Line
Elgin, IL................................          144,578         Leased             Custom and Specialty
Baltimore, MD*...........................          137,000          Owned             Custom and Specialty
Horsham, PA*.............................          132,000          Owned                          Aerosol
Weirton, WV..............................          108,000         Leased                          Aerosol
Danville, IL*............................          100,000          Owned                          Aerosol
Baltimore, MD............................           55,000         Leased             Custom and Specialty
Alliance, OH.............................           52,000         Leased  Paint, Plastic and General Line
New Castle, PA*..........................           22,750          Owned             Custom and Specialty
Europe
Erftstadt, Germany.......................          369,000         Leased                    International
Merthyr Tydfil, United Kingdom (2).......          320,000         Leased                    International
Southall, United Kingdom.................          253,000            (3)                    International
Laon, France (1).........................          220,000          Owned                    International
Reus, Spain..............................          182,250          Owned                    International
Daegeling, Germany.......................          172,224          Owned                    International
Itzehoe, Germany.........................           80,730          Owned                    International
Esbjerg, Denmark.........................           66,209          Owned                    International
Voghera, Italy...........................           45,200         Leased                    International
Schwedt, Germany.........................           35,500         Leased                    International

*               U.S.  owned  plants are  subject to a mortgage in favor of Bank of America,  N.A. as  collateral  agent for the lenders under the credit agreement.

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

(3)             The  Southall,  U.K.  plant was sold in December  2001.  The Company will vacate the  facility in the third  quarter of
                2002.

                In connection with our restructuring  initiatives,  we have closed several  manufacturing  facilities,  some which have been subleased.  The Company has reserved for on-going costs  associated with these closed  facilities and they are not included in the above listing.

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

ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters

                Our  operations  are  subject to  environmental  laws in the United  States and  abroad,  relating  to  pollution,  the protection of the environment,  the management and disposal of hazardous  substances and wastes and the cleanup of contaminated  sites.
Our capital and operating  budgets  include costs and expenses  associated with complying with these laws,  including the  acquisition, maintenance and repair of pollution control equipment,  and routine measures to prevent,  contain and clean up spills of materials that occur in the ordinary course of our business.  In addition,  some of our production  facilities require  environmental permits that are subject to revocation,  modification  and renewal.  We believe that we are in substantial  compliance with  environmental  laws and our environmental  permit  requirements,  and that the costs and expenses associated with this compliance are not material to our business.
However,  additional  operating  costs and capital  expenditures  could be incurred if, among other  developments,  additional  or more stringent requirements relevant to our operations are promulgated.

                Occasionally,  contaminants from current or historical  operations have been detected at some of our present and former sites.  Although we are not  currently  aware of any material  claims or  obligations  with respect to these  sites,  the  detection of additional  contamination  or the  imposition  of  cleanup  obligations  at  existing  or unknown  sites  could  result in  significant liability.

                We have been  designated  as a  potentially  responsible  party  under  superfund  laws at various  sites in the United
States, including a former can plant located in San Leandro,  California.  As a potentially responsible party, we are or may be legally responsible,  jointly and severally  with other  members of the  potentially  responsible  party group,  for the cost of  environmental remediation  at these sites.  Based on  currently  available  data,  we believe our  contribution  to the sites  designated  under U.S.
Superfund law was, in most cases,  minimal.  With respect to San Leandro, we believe the principal source of contamination is unrelated to our past operations.

                Through corporate due diligence and the Company's compliance  management system, we identified potential  noncompliance with  the  environmental  laws  at our New  Castle,  Pennsylvania  facility  related  to the  possible  use of a  coating  or  coatings inconsistent  with the  conditions  in the  facility's  Clean  Air Act  Title V permit.  In  February  2001,  the  Company  voluntarily self-reported  the potential  noncompliance to the Pennsylvania  Department of Environmental  Protection  (PDEP) and the  Environmental
Protection  Agency (EPA) in  accordance  with PDEP's and EPA's  policies.  The Company  undertook a full review,  revised its emissions calculations  based on its review and determined  that it had not exceeded its emissions cap for any reporting year. In September 2001, the  Company  reported  to PDEP  and EPA  certain  deviations  from  the  requirements  of its  Title V  permit  related  to the use of non-compliant coatings and corresponding  recordkeeping and reporting obligations,  and certain recordkeeping  deviations stemming from the  malfunction of the  temperature  recorder for an oxidizer.  The Company met with PDEP officials in October 2001, and provided some supplemental  information  requested by PDEP in November  2001.  The Company and PDEP plan to discuss a cooperative  resolution of this matter once PDEP reviews the Company's  submission.  Since PDEP's review is not yet complete,  the Company is unable,  at this time, to determine PDEP's position or the effect on the Company of any reported deviation.

                Based upon currently  available  information,  the Company does not expect the effects of  environmental  matters to be material to its financial position.

Litigation

                We are  involved  in  litigation  from  time to time in the  ordinary  course  of our  business.  In our  opinion,  the litigation is not material to our financial condition or results of operations.

                In May 1998,  the National Labor  Relations Board issued a decision  ordering us to pay  $1.5 million in back pay, plus interest,  for a violation of certain  sections of the National  Labor  Relations  Act.  The  violation  was a result of our closure of several facilities in 1991 and our failure to offer inter-plant job opportunities to 25 affected  employees.  We appealed this decision on the grounds,  among others, that we are entitled to a credit against this award for certain supplemental  unemployment  benefits and pension  payments.  On June 19, 2001,  the Court of Appeals issued a written  decision.  While the Court enforced the award of backpay, with interest,  it agreed with the Company's position that the NLRB should permit the Company to present actuarial  calculations of any credit due it because of  overpayments  or early  payments of  supplemental  unemployment  benefits or pension.  On March 1, 2002,  the
Company settled this case. Under the settlement  agreement,  the Company will pay  approximately  $1.8 million in backpay and interest, as well as certain pension  adjustments  that are not expected to have a material  effect on the Company.  The National Labor Relations
Board must approve the settlement before any payments are made.  The Company expects to receive approval in April 2002.

         In  September 2000,  a purported  class  action  suit was filed  against  U.S.  Can  Corporation,  Pac  Packaging  Acquisition
Corporation,  the directors of U.S. Can Corporation  prior to the  recapitalization  and Carl Ferenbach.  The complaint  challenged the recapitalization  and alleged  inadequate  disclosure with respect to U.S. Can  Corporation's  filings with the Securities and Exchange
Commission and violations of Delaware law. The complaint sought to rescind the  recapitalization  and requested that the defendants pay unspecified  monetary  damages,  costs and attorney's fees. The parties settled this matter in return for an additional $0.20 per share payment to the class,  or a total  additional  payment of  approximately  $2.0  million  (less the legal fees and  expenses  awarded to plaintiffs'  counsel).  The  Delaware  Chancery  Court  approved  this  settlement  in  July  2001,  and  awarded  plaintiffs'  counsel approximately  $500,000 in fees.  The Company fully  complied with its  obligations  under the settlement by funding the net settlement proceeds of approximately $0.15 per share to the class members in October 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                Not applicable

                                                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                U.S. Can has  approximately  20 common  stockholders.  Its common stock has not been registered and there is no trading market for its common stock.  It has not paid, and has no present  intention to pay, cash  dividends.  As U.S. Can  Corporation  has no operations,  its only source of cash for dividends or  distributions is United States Can Company.  There are stringent  limitations in the Senior Secured Credit Facility ("the Facility") and $175.0 million Senior  Subordinated  Notes ("the Notes") on United States Can's
ability to fund or pay cash dividends to U.S. Can Corporation.

                In 2000,  U.S. Can  Corporation  issued  shares of preferred  stock  having a face value of $106.7  million.  Dividends accrue on the preferred  stock at an annual rate of 10%, are  cumulative  from the date of issuance and are  compounded  quarterly,  on
March 31,  June 30,  September 30  and December 31 of each year and are payable in cash when and as declared by our Board of Directors, so long as sufficient  cash is available to make the dividend  payment and such payment would not violate the terms of the Facility and the Notes.  As of December 31, 2001 and 2000,  dividends of  approximately  $13.9  million and $2.6  million,  respectively,  have been accrued.  As United States Can is U.S. Can  Corporation's  only source of cash and payments by United States Can are  restricted by the terms of the Facility and the Notes,  U.S. Can  Corporation  does not anticipate  paying cash  dividends on the preferred  stock in the foreseeable  future.  Holders of the preferred  stock have no voting rights,  except as otherwise  required by law. The preferred stock has a liquidation  preference equal to the purchase price per share, plus all accrued and unpaid  dividends.  The preferred stock ranks senior to all classes of U.S. Can Corporation common stock and is not convertible into common stock.

ITEM 6.   SELECTED FINANCIAL DATA

         The following  consolidated  financial  data as of and for each of the fiscal years in the five years ended  December 31, 2001 were  derived  from our audited  financial  statements.  You should read all of this  information  in  conjunction  with  "Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations"  and our financial  statements for the year ended December
31, 2001 and accompanying notes beginning on page 17.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                       (000's omitted)

                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                        2001           2000          1999          1998          1997
                                                        ----           ----          ----          ----          ----
Operating Data:
Net sales........................................    $   772,188   $   809,497    $  732,897    $  730,951    $  777,140
Special charges (a)..............................         36,239         3,413            --        35,869        62,980
Recapitalization charge (b)......................             --        18,886            --            --            --
Operating income (loss)..........................         (6,146)       48,153        66,975        21,748        (8,093)
Income (loss) from continuing operations
   before discontinued operations
   and extraordinary item........................        (40,416)        3,341        22,452        (7,525)      (29,906)
Discontinued operations, net of income taxes ( f )
   Net income from discontinued operations.......             --            --            --            --         1,078
   Net loss on sale of business..................             --            --            --        (8,528)       (3,204)
Extraordinary item - loss from early
   extinguishment of debt, net of income taxes (c)                 --             (14,863)      (1,296)       --           --
   Net income (loss) before preferred stock dividends    (40,416)      (11,522)       21,156       (16,053)      (32,032)
   Preferred stock dividend requirements (d).....        (11,345)       (2,601)           --            --            --
   Net income (loss) available for
   common shareholders...........................    $   (51,761)  $   (14,123)   $   21,156    $  (16,053)   $  (32,032)

BALANCE SHEET DATA:
Total assets.....................................    $   634,350   $   637,864    $  663,570    $  555,571    $  633,704
Total debt.......................................        536,776       495,045       359,317       316,673       376,141
Redeemable preferred stock.......................        120,612       109,268            --            --            --
Stockholders' equity (e).........................       (247,124)     (174,323)       68,556        50,177        62,313

(a)             See Note (4) of the  "Notes to  Consolidated  Financial  Statements"  for a  description  of the 2001 and 2000  Special
Charges.  In 1998, the Company  established a restructuring  provision for closure of the Green Bay,  Wisconsin aerosol assembly plant, the Alsip,  Illinois general line plant, and the Columbiana,  Ohio specialty plant; a write-down to estimated  proceeds for the sale of the metal closure  business  located in Glen Dale, West Virginia;  and selected  closures and  realignment of facilities  servicing the lithography  needs of the Company's core businesses.  In 1997, the Company  established a special charge for the closure of the Racine,
Wisconsin  aerosol  assembly  plant,  the Midwest  lithography  center in Alsip,  Illinois,  the Sparrows Point  lithography  center in
Baltimore,  Maryland,  and the California Specialty plant in Vernalis,  California;  a write-down to estimated proceeds for the sale of the Orlando machine engineering center; and organizational changes designed to reduce general overhead.

 (b)     See Note (3) of the "Notes to Consolidated Financial Statements."

 (c)     See Note (6) of the "Notes to Consolidated Financial Statements."

 (d)     See Note (12) of the "Notes to Consolidated Financial Statements."

(e)             Negative  stockholders'  equity in 2001 and 2000 was  caused  by the  recapitalization.  See Note (3) of the  "Notes to
         Consolidated Financial Statements."

(f)             On November 9,  1998,  the Company sold its  commercial  metal services  business  ("Metal  Services").  Metal Services included one plant in each of Chicago, Illinois; Trenton, New Jersey; Brookfield, Ohio, and Alsip, Illinois.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The  following  discussion  summarizes  the  significant  factors  affecting  the  consolidated  operating  results and financial  condition of the Company and subsidiaries  for the three years ended  December 31,  2001. This discussion  should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

Critical Accounting Policies; Use of Estimates

                The  preparation  of financial  statements  in  conformity  with  generally  accepted  accounting  principles  requires management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities,  disclosure of contingent assets and  liabilities at the date of the financial  statements and the reported  amounts of revenue and expenses during the reporting period.  Estimates  are used for, but not limited to:  allowance  for  doubtful  accounts;  inventory  valuation;  purchase  accounting allocations;  restructuring  amounts;  asset  impairments;  depreciable  lives of assets;  useful lives of intangible  assets;  pension assumptions  and tax valuation  allowances.  Future events and their  effects  cannot be perceived  with  certainty.  Accordingly,  our accounting  estimates require the exercise of management's  current best reasonable  judgment based on facts available.  The accounting estimates used in the  preparation of the  Consolidated  Financial  Statements  will change as new events occur,  as more experience is acquired, as more information is obtained and as the Company's operating environments change.

                The  Company's  critical  accounting  policies are  described  in Note (2) to the  Consolidated  Financial  Statements.
Accounting policies requiring significant  management judgments include those which affect revenue,  accounts receivable allowances and inventory.  Significant  business or customer  conditions  could cause  material  changes to the  amounts  reflected  in our  financial statements.  For example,  the Company enters into  contractual  agreements with certain of its customers for rebates,  generally based on annual  sales  volumes.  Should the  Company's  estimates of the  customers'  annual sales  volumes vary  materially  from the sales volumes actually realized,  revenue may be materially impacted.  Similarly,  a large portion of the Company's inventory is manufactured to customer specifications.  Other inventory is generally less specific and saleable to multiple customers.  However, losses may result should  the  Company  manufacture  customized  products  which  it  is  unable  to  sell.  Management  also  estimates  allowances  for collectibility  related to its accounts receivable.  These allowances are based on the customer  relationships,  the aging and turns of accounts  receivable,  credit  worthiness  of customers,  credit  concentrations  and payment  history.  Despite our best efforts,  the inability  of a particular  customer to pay its debts could impact  collectibility  of  receivables  and could have an impact on future revenues if the customer is unable to arrange other financing.

                As more fully  described in Note (4) to the  Consolidated  Financial  Statements,  several  restructuring  programs are underway in order to streamline  operations  and reduce  costs.  The Company has  established  reserves to cover the costs to implement the programs.  The estimated costs were determined  based on contractual  arrangements,  quotes from  contractors,  similar  historical activities and other judgmental determinations.  Actual costs may differ from those estimated.

                To manage  interest  rate  exposure,  the Company  enters into  interest  rate  agreements.  The net  interest  paid or received  on these  agreements  is  recognized  as  interest  income or expense.  Our  interest  rate  agreements  are  reported in the consolidated  financial  statements  at fair value using a mark to market  valuation.  Changes in the fair value of the  contracts  are recorded each period as a component of other  comprehensive  income.  Gains or losses on our interest rate agreements are  reclassified as earnings or losses in the period in which  earnings  are  affected by the  underlying  hedged  item.  This may result in  additional volatility in reported earnings,  other comprehensive  income and accumulated other  comprehensive  income. Our interest rate swaps and collars were entered into in 2000,  when interest rates were higher than current rates.  Accordingly,  these  contracts are "out of the money" and may  require  future  payments  if market  interest  rates do not return to  historical  levels.  In  addition,  if rates do increase above historical  levels and the  counterparties  to the agreements  default on their  obligations  under the agreements,  our interest expense would increase.  The Company does not use financial instruments for trading or speculative purposes.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

                Consolidated  net sales for the year ended  December 31,  2001 were $772.2  million as  compared  to $809.5  million in
2000, a decrease of 4.6%.  Along business  segment lines,  Aerosol net sales in 2001 decreased to $334.7 million from $357.7 million in
2000, a 6.4% decline,  due  principally  to decreased  unit volume ($13.6  million),  a change in the mix of sales volume towards lower selling  value  products  ($4.0  million)  and  pricing  concessions  granted  in the first half of 2002 ($5.3  million).  The  pricing concessions  granted in the first part of the year will continue to negatively  impact the first half of 2002,  both in sales and gross profit.  International  net sales  decreased  to $229.5  million in 2001 from $239.6  million in 2000,  a decrease of $10.1  million or
4.2%. There was a $9.7 million negative impact in 2001 due to U.S. dollar translation on sales made in foreign  currencies.  The Paint,
Plastic and General Line segment net sales  decreased  4.5%,  from $140.9  million in 2000 to $134.5  million in 2001 due  primarily to decreased  unit volume of paint and general line. In the Custom & Specialty  segment,  sales  increased 3.1% from $71.3 million in 2000 to $73.5 million in 2001,  due to additional  sales as the result of the  acquisition  of Olive Can ($12.1  million see Note (5) to the
Consolidated  Financial  Statements) offset by the sale of the Wheeling metal closure and Warren lithography  businesses ($3.4 million)
and an overall decline in volume ($6.5 million).

                Consolidated  cost of goods sold  increased  $2.3 million  to $695.5  million for 2001.  The principal  reasons for the increase  included  additional  volume as a result of the Olive Can  acquisition  ($11.8  million) and a one-time  inventory  write-off relating to  discontinued  custom and  specialty  products  ($3.2  million)  offset by decreased  costs caused by volume and mix ($12.7 million).  The  Company  does not believe  that the  recently  imposed  tariffs on  imported  steel will have a material  impact on the
Company's  cost of goods sold in 2002, as an agreement is in place  covering a  significant  portion of its domestic  steel  purchases.
However,  it cannot determine the effect on steel purchase prices for 2003 and later years.  For further  discussion on the tariffs see
"Business - Raw  Materials".  Gross profit margin of 9.9% in 2001  decreased 4.5 percentage  points from 2000. The primary  reasons for the decline in gross margin rate include the impact of volume  declines  (0.5  percentage  points),  selling price and product mix (2.0 percentage  points) and manufacturing  inefficiencies  resulting from volume softness (0.9 percentage points) and the delay in the sale of the Southall, U.K facility (0.4 percentage points).

                Selling,  general and  administrative  costs increased from $45.9 million in 2000 to $46.6 million in 2001. The Company expects a reduction to selling,  general and administration  costs as a result of the Company offering a voluntary  termination program in connection with the restructuring initiatives discussed in Note (4) to the Consolidated Financial Statements.

                During 2001, the Company initiated  several  restructuring  programs.  These programs will result in (a) the closure of five  manufacturing  facilities,  (b) the  additional  consolidation  of two  facilities  into one new facility,  (c) the reversal of a previous  decision to close a custom and specialty  lithography  facility due to changing  business  needs and (d) the  elimination  of approximately  600 jobs.  The  restructuring  programs,  which  are more  fully  described  in Note (4) to the  Consolidated  Financial
Statements,  resulted in a net charge of $36.2  million in 2001.  The programs are expected to result in improved  operating  income in
2002 and  future  years as a result  of  reduced  payroll  costs and the  elimination  of fixed  overhead  costs.  A pre-tax  charge of
$3.4 million  for severance  and other  termination-related  costs was recorded in the third  quarter of 2000.  There also was an $18.9 million  charge in the fourth  quarter of 2000 related to the  recapitalization.  See Notes (3) and (4) to the  Consolidated  Financial
Statements for further discussion on the recapitalization and the special charge, respectively.

                Interest expense in 2001 increased  41.6%, or $16.8 million,  versus 2000 due to borrowings made in connection with the recapitalization  transactions  that occurred in October  2000.  The  recapitalization  resulted in increased  borrowings  for all 2001 versus the fourth  quarter of 2000. See "Liquidity  and Capital  Resources"  and Notes (3), (5) and (6) to the  Consolidated  Financial
Statements for a further discussion of the recapitalization and the Company's debt position.

                Payment in kind  dividends of $11.3  million and $2.6 million on the  redeemable  preferred  stock issued in connection with the recapitalization were recorded in 2001 and 2000, respectively.  See Note (12) to the Consolidated Financial Statements.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

                Consolidated  net sales for the year ended  December 31,  2000 were $809.5  million as  compared  to $732.9  million in
1999, an increase of 10.5%.  The increase was principally due to additional  sales as a result of the May acquisition in December 1999.
Along business  segment lines,  Aerosol net sales in 2000 decreased to $357.7 million from $365.3 million in 1999, a 2.1% decline,  due principally  to decreased  unit volume.  International  net sales  increased to $239.6  million in 2000 from $129.6 million in 1999, an increase of $110.0  million or 84.9%,  due to the May  acquisition.  Net sales for 2000 for May were $118.2  million.  There was a $9.4 million  negative impact in 2000 due to U.S. dollar  translation on sales made in foreign  currencies.  The Paint,  Plastic and General
Line segment had a 5.5%  decrease in net sales,  from $149.1  million in 1999 to $140.9  million in 2000.  This  decrease is due to the loss of a Plastite customer in 1999 coupled with an overall decrease in product demand. In the Custom & Specialty  segment,  sales were down 19.2% from $88.2  million in 1999 to $71.3  million in 2000,  primarily  due to the sale of the Wheeling  metal closure and Warren lithography  businesses (see Note (4) to the Consolidated  Financial  Statements).  Excluding  Wheeling and Warren, net sales were down
3.7% from $70.5 million in 1999 to $67.9 million in 2000.

                Consolidated  cost of goods sold of  $693.2 million  for 2000 was up  $62.8 million,  a 10.0%  increase from 1999.  The principal  reason for the increase was the May  acquisition  ($105.0  million in 2000) offset by the sale of the Wheeling metal closure and the Warren  lithography  businesses  ($11.4  million),  $8.0  million  decrease  to cost of goods  sold in 2000 due to U.S.  dollar translation on purchases made in foreign  currencies,  and decreased  volume  combined with  operating  efficiencies  of $22.8 million.
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

                On July 7,  2000, a reduction in force  program was  announced,  under which 81 salaried and 39 hourly  positions  were eliminated.  A pre-tax charge of $3.4 million  for severance and other  termination  related costs was recorded in the third quarter of
2000.  There also was an $18.9 million charge in the fourth quarter of 2000 related to the  recapitalization.  See Notes (3) and (4) to the Consolidated Financial Statements for further discussion on the recapitalization and the special charge, respectively.

                Interest expense in 2000 increased 35.3%, or $10.6 million,  versus 1999.  Increased  interest expense is attributed to borrowings  made in  connection  to the  May  acquisition  (which  occurred  on  December  30,  1999)  and  with  the  recapitalization transaction.  See caption  "Liquidity and Capital  Resources" and Notes (3), (5) and (6) to the Consolidated  Financial  Statements for
further discussion on the recapitalization transaction, the May acquisition and the Company's debt position.

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

LIQUIDITY AND CAPITAL RESOURCES

                During 2001,  liquidity needs were met through  internally  generated cash flow,  borrowings made under lines of credit and the initial payment received on the sale of our Southall  facility.  Principal  liquidity needs included  operating costs, debt and interest  payments  and capital  expenditures.  Cash flow used by  operations  was $7.0  million for the year ended  December 31, 2001, compared to cash  provided of $28.7 million for the year ended  December 31, 2000.  The increased use of cash is due to the decrease in net income (as discussed in Results of Operations).

                Net cash used in investing  activities  was $24.4 million in 2001,  as compared to $8.6 million in 2000.  Cash used for investing  activities  included  capital  spending,  the  acquisition of certain assets of Olive Can Company and advances to Formametal
S.A.  ("Formametal")  to finance  Formametal's  debt repayment and working capital needs,  offset by cash received from the sale of the
Southall  facility.  Cash was  provided in 2000 by the sale of Wheeling and Warren as  discussed  in Note (4) and a  sale/leaseback  of certain  manufacturing assets offset by capital  expenditures.  Total capital expenditures in 2001 were $19.5 million compared to $24.5 million in 2000.  Base  capital  expenditures  are  expected  to range from  $100.0  million  to $110.0  million  during the five years commencing  2002, in equal amounts of $20.0 million to $22.0 million per year. In addition,  capital  expenditures  in connection  with the  Company's  restructuring  programs are expected to be $9.0  million.  The Company  expects to spend the majority of this amount in
2002 and the remainder in 2003. Capital  expenditures are expected to be funded from cash on hand,  operations and borrowings under the revolving credit facility.  Capital  investments have  historically  yielded reduced  operating costs and improved profit margins,  and management believes that the strategic  deployment of capital will enable overall  profitability to improve by leveraging the economies of scale inherent in the manufacturing of containers.

                Net cash provided from  financing  activities in 2001 was $35.1 million  versus net cash used of $24.5 million in 2000.
The primary 2001 financing  source was  borrowings  under the revolving  credit  portion of the Senior  Secured  Credit  Facility ("the
Facility") including the new Tranche C loan under the Facility, as described below.

                Primary sources of liquidity are cash flow from operations and borrowings  under revolving  credit  facilities.  United
States Can  Company,  as Borrower,  is a party to a Credit  Agreement  among  United  States Can,  U.S.  Can  Corporation  and Domestic
Subsidiaries  of U.S. Can  Corporation as Domestic  Guarantors,  and certain lenders  including Bank of America,  N.A.,  Citicorp North
America,  Inc., and Bank One NA as of October 4, 2000 (the "Senior  Secured  Credit  Facility").  The Senior  Secured  Credit  Facility
originally  provided for aggregate  borrowings of $400.0 million  consisting of: (i) $80.0 million  Tranche A loan; (ii) $180.0 million
Tranche B loan;  and (iii) $140.0  million under a revolving  credit  facility.  All of the term debt and  approximately  $20.5 million under the revolving  credit facility were used to finance the  recapitalization.  The borrowings  under the revolving credit portion of the facility are available to fund working  capital  requirements,  capital  expenditures  and other general  corporate  purposes.  The revolving loan facility also includes a subfacility for the issuance of Letters of Credit.

                During 2001,  the Senior  Secured  Credit  Facility was amended  twice.  The first  amendment  (April 2001) reduced the revolving credit facility to $110.0 million.  The second amendment  (December 2001) includes an additional Tranche C term loan facility of up to $25.0 million.  Under certain  circumstances,  the Company's  majority  shareholder may be required to cash  collateralize and ultimately  repurchase  the new term loan  facility.  The Company  borrowed  $20.0 million under the Tranche C facility on December 18,
2001. In addition,  the  amendments  provide for (1) an increase in the interest rate to be paid under the facility of 75 basis points,
(2) revised  financial  covenants in line with current and expected  operating  trends and (3) an  acceleration of the maturity date of all borrowings  under the Senior Secured Credit  Facility to January 4, 2006.  Principal  repayments  required under the Senior Secured
Credit  Facility  are $9.0  million in 2002  increasing  to $274.9  million at the maturity  date in 2006.  Additionally,  the Facility requires a prepayment in the event that excess cash flow (as defined)  exists and  following  certain  other  events,  including  asset sales and issuances of debt and equity.

                Amounts  outstanding  under the Senior Secured Credit  Facility bear interest at a rate per annum equal to either:  (1)
the base rate (as  defined in the Senior  Secured  Credit  Facility)  or (2) the LIBOR rate (as  defined in the Senior  Secured  Credit
Facility),  in each case, plus an applicable  margin.  The applicable margins were increased in connection with the 2001 amendments and are subject to future  reductions  based on the  achievement  of certain  leverage ratio targets and on the credit rating of the Senior
Secured Credit Facility.

                Borrowings  under the Tranche A term loan are due and payable in  quarterly  installments,  which are $2.0  million for each quarter in 2002 and increase over time to $8.0 million per quarter,  until the final balance is due.  Borrowings under the Tranche
B term loan are due and payable in quarterly  installments  of nominal  amounts  until the final  payment is due on January 4, 2006. No payments are due on borrowings  under the Tranche C term loan prior to its final maturity.  The revolving  credit facility is available until January 4, 2006.  In addition,  the Company is required to prepay a portion of the  facilities  under the Senior  Secured  Credit
Facility upon the occurrence of certain specified events.

                The Senior  Secured  Credit  Facility  and the Notes  contain a number of  financial  and  restrictive  covenants.  The covenants to the Senior Secured Credit  Facility were amended in connection with the 2001  amendments.  Under our Senior Secured Credit
Facility,  the Company is required to meet  certain  financial  tests,  including  achievement  of a minimum  EBITDA  level,  a minimum interest  coverage ratio, a minimum fixed charge  coverage ratio and a maximum  leverage  ratio.  The  restrictive  covenants limit the
Company's  ability to incur debt, pay dividends or make  distributions,  sell assets or consolidate or merge with other companies.  The
Company  was in  compliance  with all of the  required  financial  ratios and other  covenants,  as amended,  at December  31, 2001 and anticipates being in compliance in 2002 and future years.

                At December 31, 2001,  $56.1 million was  outstanding  under the $110.0  million  revolving  loan portion of the Senior
Secured  Credit  Facility.  Letters of Credit of $9.8 million  were  outstanding  securing  the  Company's  obligations  under  various insurance  programs and other contractual  agreements.  Additionally,  unsecured  revolving lines of credit granted by various banks of approximately  $19.0 million are available to fund the seasonal working capital  requirements of our  international  operations.  There were no borrowings  outstanding  under these  facilities at December 31, 2001.  The lines may be terminated by the offering  banks upon given notice periods.

                As more fully  described  in Note (4) to the  Consolidated  Financial  Statements,  the Company has  initiated  several restructuring  programs.  Future cash  requirements to complete these programs are estimated to be approximately  $21.0 million in 2002 and $3.0 million in 2003,  including  capital  expenditures.  The Company  expects to fund these cash  requirements  from cash on hand, operations  and  borrowings  under the  revolving  credit  facility.  Upon  completion,  the  programs  are  expected  to yield  annual improvements in operating income exceeding $17.0 million, primarily through the reduction of payroll and fixed overhead expenses.

                The  Company  has a number of  contractual  commitments  to make  future  cash  payments.  Under  existing  agreements, contractual obligations as of December 31, 2001 are as follows (000's omitted):

                                                                   Payments due by period
                     Contractual Obligations        1st year     2-3 years     4-5 years     After 5 years
                ----------------------------------
                                                  ----------------------------------------------------------
                Long Term Debt                         $11,182       $44,293     $ 297,584        $ 179,427
                Capital lease obligations                3,801           469            20                -
                Operating leases                         6,454         9,065         7,298            6,434
                                                  ----------------------------------------------------------
                Total Contractual Commitments         $ 21,437       $53,827     $ 304,902        $ 185,861

                See Note (6) to the Consolidated  Financial  Statements for further information on obligations under the Senior Secured
Credit Facility and 12 3/8% Senior  Subordinated  Notes due October 1, 2010 ("Notes") and Note (10) for further  information on capital and operating leases.

                At existing levels of operations,  cash generated from operations  together with amounts to be drawn from the revolving credit facility,  are expected to be adequate to meet anticipated debt service  requirements,  restructure costs,  capital expenditures and  working  capital  needs.  Future  operating  performance,  including  the  impact,  if any,  of the  tariff  described  under "Raw
Materials",  and the ability to service or refinance the notes, to service,  extend or refinance the senior secured credit facility and to redeem or  refinance  our  preferred  stock will be subject to future  economic  conditions  and to  financial,  business  and other factors, many of which are beyond management's control.

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

                The  President of the United  States has imposed 30% ad valorem  tariffs  under Section 201 of the Trade Act of 1974 on tin mill imports from most foreign  producers  effective  March 20,  2002.  These  tariffs are  scheduled to remain in effect for three years,  declining to 24% in the second year and 18% in the third year.  Tin mill imports  from  Canada,  Mexico and certain  developing countries  are excluded from the tariffs.  The Company  purchases  the vast  majority of its domestic  steel from domestic  sources and since the tariff  curtails  foreign  competition,  a negative  impact to the Company  could arise from price  increases  from  domestic suppliers.

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
Management is currently  assessing the  provisions of both  pronouncements  and their  potential  impact on the Company's  consolidated results of operations  and financial  position.  The Company  recorded  goodwill  amortization  of $2.8 million,  $2.9 million and $1.7 million for 2001, 2000, and 1999, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency and Interest Rate Risk

Foreign Currency Risk

                The Company has engaged in transactions  that carry some degree of foreign  currency risk. As such, a series of forward hedge contracts have been entered into to mitigate the foreign  currency risks  associated with the financing of a production  facility in the United Kingdom as follows:

                                   2002      2003      2004       2005     2006    Thereafter  Fair Value
                                  -------- --------- ---------- --------- -------- ----------- ------------
Forward Exchange Contracts                                     (in millions)
(Receive $US / Pay GBP)
   Contract amount                  $2.93  $2.81       $15.57       -        -          -           $1.1
Average Contractual
   Exchange Rate                     1.52   1.50         1.49       -        -          -

                The Company bears foreign  exchange risk because much of the financing is currently  obtained in United States dollars, but a portion of the  Company's  revenues and expenses are earned in the various  currencies of our foreign  subsidiaries'  operations.
The revolving credit facility allows certain foreign  subsidiaries to borrow up to $75 million in British Pounds  Sterling,  and Euros.
The Company has not made borrowings in any of these currencies.

Interest Rate Risk

                Interest rate risk exposure results from our floating rate  borrowings.  A portion of the interest rate risks have been hedged by entering  into swap and collar  agreements.  Since the  counterparties  to the  agreements  are also lenders under the senior secured  credit  facility,  obligations  under these  agreements  are subject to the  security  interest  under the terms of the senior secured credit facility.

                The table  below  provides  information  about the  Company's  derivative  financial  instruments  and other  financial instruments  that are  sensitive  to  changes  in  interest  rates,  including  interest  rate  swaps  and debt  obligations.  For debt obligations,  the table presents  principal cash flows and related  weighted  average  interest rates by expected  maturity dates.  For interest rate swaps and collars,  the table presents  notional amounts and weighted  average  interest rates by expected  (contractual)
maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                                 2002        2003         2004        2005         2006      Thereafter  Fair Value
                              ----------- ------------ ----------- ------------ ------------ ----------- -------------
Debt Obligations                                               (dollars in millions)
--------------------------
Fixed rate                       $6.0        $3.6        $17.2        $0.5         $1.3       $179.0      $138.9
Average interest rate            7.97%       7.26%        8.42%       6.12%        8.76%       12.36%
Variable rate                    $9.0       $10.0        $14.0       $21.0       $274.9        $ 0.4      $334.0
Average interest rate            6.63%       6.63%        6.62%       6.61%        6.59%         1.65%

Interest Rate Swaps-
Variable to Fixed
--------------------------
Notional Amount                 $83.3       $83.3       $ --        $ --         $ --         $ --         $(5.0)
Pay / receive rate               6.63%       6.63%        --          --           --           --

Interest Rate Collars
--------------------------
Notional Amount                 $41.7       $41.7         --          --           --           --         $(2.1)
Cap Rate                         7.25%       7.25%        --          --           --           --
Floor Rate                       6.10%       6.10%        --          --           --           --

                The interest  rate swaps and collars were entered into in 2000,  when  interest  rates were higher than current  rates.
Accordingly,  these  contracts  are  "out-of-the-money"  and may  require  future  payments if market  interest  rates do not return to historical  levels.  In addition,  if rates do increase above historical  levels and the  counterparties  to the agreements  default on their  obligations  under the  agreements,  our interest  expense would  increase.  The Company does not use financial  instruments for trading or speculative  purposes.  No quoted market value is available (except on the 12 3/8% Senior  Subordinated  Notes).  Fair value amounts,  because they do not include  certain costs such as prepayment  penalties,  do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                   Page
                                                                                                                   ----

                                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     TO U.S. CAN CORPORATION:

     We have audited the accompanying  consolidated balance sheets of U.S. CAN CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000,  and the related  consolidated  statements of operations,  stockholders'  equity and cash flows for each of the three years in the period ended December 31, 2001. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion,  the financial statements referred to above present fairly, in all material respects,  the consolidated  financial position of U.S. Can  Corporation  and  Subsidiaries  as of December 31, 2001 and 2000,  and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting  principles  generally accepted in the United States.

     ARTHUR ANDERSEN LLP
     Chicago, Illinois
     March 6, 2002

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (000's omitted)

                                                                               For the Year Ended
                                                             -------------------------------------------------------
                                                               December 31,       December 31,       December 31,
                                                                   2001               2000               1999
                                                             -----------------  -----------------  -----------------

Net Sales.................................................          $772,188           $809,497           $732,897

Cost of Sales.............................................           695,514            693,158            630,411
                                                             -----------------  -----------------  -----------------

     Gross income.........................................            76,674            116,339            102,486

Selling, General and Administrative Expenses..............            46,581             45,887             35,511

Special Charges...........................................            36,239              3,413                  -

Recapitalization Charges..................................                 -             18,886                  -
                                                             -----------------  -----------------  -----------------

     Operating income.....................................            (6,146)            48,153             66,975

Interest Expense..........................................            57,304             40,468             29,901
                                                             -----------------  -----------------  -----------------

     Income (loss) before income taxes....................           (63,450)             7,685             37,074

Provision (benefit) for income taxes......................           (23,034)             4,344             14,622
                                                             -----------------  -----------------  -----------------

     Income (loss) from operations before extraordinary item         (40,416)             3,341             22,452

Extraordinary Item, net of income taxes

Net loss from early extinguishment of debt................                 -            (14,863)            (1,296)
                                                             -----------------  -----------------  -----------------

Net Income (Loss) Before Preferred Stock Dividends........           (40,416)           (11,522)            21,156

Preferred Stock Dividend Requirement......................           (11,345)            (2,601)                 -
                                                             -----------------  -----------------  -----------------

Net Income (Loss) Available for Common Stockholders.......          $(51,761)          $(14,123)           $21,156
                                                             =================  =================  =================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                (000's omitted, except per share data)

                                                                                December 31,           December 31,
                                  ASSETS                                            2001                   2000
                                                                            ---------------------  ---------------------
CURRENT ASSETS:
     Cash and cash equivalents............................................              $14,743                $10,784
     Accounts receivables, net of allowances..............................               95,274                 90,763
     Inventories, net.....................................................              100,676                113,902
     Deferred income taxes................................................               21,977                 12,538
     Other current assets.................................................               15,732                 23,300
                                                                            ---------------------  ---------------------
          Total current assets............................................              248,402                251,287

PROPERTY, PLANT AND EQUIPMENT, less accumulated
     depreciation and amortization........................................              239,234                272,220

GOODWILL, less amortization...............................................               66,437                 70,712

OTHER NON-CURRENT ASSETS..................................................               80,277                 43,645

                                                                            ---------------------  ---------------------
          Total assets....................................................             $634,350               $637,864
                                                                            =====================  =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt and capital lease obligations...              $14,983                $14,671
     Accounts payable.....................................................               96,685                102,274
     Accrued expenses.....................................................               45,437                 46,479
     Restructuring reserves...............................................               25,945                 11,915
     Income taxes payable.................................................                1,055                  1,704
                                                                            ---------------------  ---------------------
          Total current liabilities.......................................              184,105                177,043

LONG TERM DEBT............................................................              521,793                480,374

DEFERRED INCOME TAXES PAYABLE.............................................                1,162                  3,083

OTHER LONG-TERM LIABILITIES...............................................               53,801                 42,419
                                                                            ---------------------  ---------------------

          Total liabilities...............................................              760,861                702,919

PREFERRED STOCK...........................................................              120,613                109,268

STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value........................................                  533                    533
     Additional Paid -in-capital..........................................               52,800                 52,800
     Accumulated other comprehensive loss.................................              (38,651)               (19,674)
     Accumulated deficit..................................................             (261,806)              (207,982)
                                                                            ---------------------  ---------------------
          Total stockholders' equity......................................             (247,124)              (174,323)
                                                                            ---------------------  ---------------------
               Total liabilities and stockholders' equity.................             $634,350               $637,864
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

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (000's omitted)
                             Common     Paid-in-CapitUnearned    Treasury     Accumulated    Accumulated   Comprehensive
                                                                                 Other
                                                    Restricted    Common     Comprehensive
                               Stock                  Stock        Stock         Loss          Deficit     Income (Loss)
                             ---------------------------------------------------------------------------------------------
BALANCE AT                     $   133   $109,839     $   (829)   $(1,728)      $(1,443)    $  (55,795)
   DECEMBER 31, 1998.......
Net income.................          -          -            -          -             -         21,156       $    21,156
Issuance of stock under
   employee benefit plans..          -          -            -        850             -              -                 -
Purchase of treasury stock.          -          -            -       (502)            -              -                 -
Exercise of stock options..          2      2,818            -          -             -              -                 -
Issuance of restricted stock         -        183         (183)         -             -              -                 -
Amortization of unearned
   restricted stock........          -          -          383          -             -              -                 -
Cumulative translation
adjustment.................          -          -            -          -        (6,328)             -            (6,328)
                                                                                                          ----------------
Comprehensive income.......                                                                                  $    14,828
                             -----------------------------------------------------------------------------================
BALANCE AT                         135    112,840         (629)    (1,380)       (7,771)       (34,639)
   DECEMBER 31, 1999.......
Net loss before preferred
   stock dividends.........          -          -            -          -             -        (11,522)      $   (11,522)
Redemption of common stock
   and exercise of stock
   options in connection
with
   the recpaitalization....       (134)  (110,973)         305          -             -       (159,220)                -
Purchase of treasury stock.          -          -            -       (488)            -              -                 -
Retirement of treasury stock        (1)    (1,867)           -      1,868             -              -                 -
Issuance of common stock in
   recapitalized company...        533     52,800            -          -             -              -                 -
Preferred stock dividends..          -          -            -          -             -         (2,601)                -
Amortization of unearned
   restricted stock........          -          -          324          -             -              -                 -
Cumulative translation
   adjustment..............          -          -            -          -       (11,903)             -           (11,903)
                                                                                                          ----------------
Comprehensive loss.........                                                                                  $   (23,425)
                             -----------------------------------------------------------------------------================
BALANCE AT                    $    533   $ 52,800    $       -    $     -     $ (19,674)      $(207,982)
   DECEMBER 31, 2000.......
Net loss before preferred
   stock dividends.........          -          -            -          -             -          (40,416)     $   (40,416)
Settlement of shareholder
    litigation in
connection
    with the
recapitalization...........          -          -            -          -             -           (2,063)               -
Unrealized loss on cash flow
    hedge..................          -          -            -          -        (3,862)               -           (3,862)
Preferred stock dividends..          -          -            -          -             -          (11,345)               -
Equity adjustment to
reflect
   minimum pension liability         -          -            -          -          (288)               -             (288)
Cumulative translation
   adjustment..............          -          -            -          -       (14,827)               -          (14,827)
                                                                                                           ----------------
Comprehensive loss.........                                                                                   $   (59,393)
                                                                                                           ================
                             ------------------------------------------------------------------------------
BALANCE AT                    $    533   $ 52,800    $       -    $     -     $ (38,651)        $(261,806)
   DECEMBER 31, 2001.......
                             ==============================================================================

                                      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (000's omitted)

                                                                                    For the Year Ended December 31,
                                                                            ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            2001            2000             1999
                                                                            --------------- ---------------  ---------------
  Net income (loss) before preferred stock dividends requirements.......         $(40,416)       $(11,522)         $21,156
  Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation and amortization......................................           34,626          33,670           31,863
     Special Charge.....................................................           36,239           3,413                -
     Recapitalization Charge............................................                -          18,886                -
     Extraordinary loss on extinguishment of debt.......................                -          14,863            1,296
     Deferred income taxes..............................................          (23,034)         (4,344)          11,124
     Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable................................................          (5,677)        (11,869)         (14,464)
      Inventories........................................................          11,070          (3,587)           4,211
      Accounts payable...................................................          (3,366)         10,733           14,805
      Accrued expenses...................................................         (12,838)         (7,363)          (8,563)
      Other, net.........................................................          (3,596)        (14,148)           1,024
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
         Net cash (used in) provided by operating activities.............          (6,992)         28,732           62,452
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................          (19,537)        (24,504)         (30,982)
  Acquisition of businesses, net of cash acquired.......................           (4,198)              -          (63,847)
  Proceeds from sale of business........................................                -          12,088            4,500
  Proceeds from sale of property........................................            7,208           8,755              448
  Investment in Formametal S.A..........................................           (7,891)         (4,914)          (1,600)
                                                                            --------------- ---------------  ---------------
         Net cash used in investing activities..........................          (24,418)         (8,575)         (91,481)
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock .............................................                -          53,333                -
  Issuance of preferred stock ..........................................                -         106,667                -
  Retirement of common stock and exercise of stock options..............                -        (270,022)           2,820
  Settlement of shareholder litigation..................................           (2,063)              -                -
  Purchase of treasury stock............................................                -            (488)            (502)
  Issuance of 12 3/8% notes.............................................                -         175,000                -
  Repurchase of 10 1/8% notes...........................................                -        (254,658)         (27,696)
  Net borrowings (payments) under the  revolving line of credit.........           37,600         (56,100)          23,553
  Borrowing of Tranche A loan...........................................                -          80,000                -
  Borrowing of Tranche B loan...........................................                -         180,000                -
  Borrowing of Tranche C loan...........................................           20,000               -                -
  Borrowing of  other long-term debt, including capital lease obligations               -          19,286           38,598
  Payments of long-term debt, including capital lease obligations.......          (14,102)        (22,528)          (9,449)
  Payment of debt financing costs.......................................           (6,294)        (16,137)               -
  Payment of recapitalization costs.....................................                -         (18,886)               -
                                                                            --------------- ---------------  ---------------
                                                                            --------------- ---------------  ---------------
         Net cash provided by (used in) financing activities............           35,141         (24,533)          27,324
                                                                            --------------- ---------------  ---------------
                                                                            --------------- ---------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................              228            (537)            (670)
                                                                            --------------- ---------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................            3,959          (4,913)          (2,375)
CASH AND CASH EQUIVALENTS, beginning of year............................           10,784          15,697           18,072
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of year..................................          $14,743         $10,784          $15,697
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
                                              DECEMBER 31, 2001, 2000 AND 1999

(1)  Basis of Presentation and Operations

                The consolidated  financial  statements include the accounts of U.S. Can Corporation (the "Corporation" or "U.S. Can"),
its  wholly  owned  subsidiary,  United  States  Can  Company  ("United  States  Can"),  and  United  States  Can's  subsidiaries  (the
"Subsidiaries").  All significant  intercompany  balances and transactions have been eliminated.  The consolidated group is referred to herein as "the Company".  Certain prior year amounts have been reclassified to conform with the 2001 presentation.

                The Company is a supplier of steel and plastic containers for personal care,  household,  food,  automotive,  paint and industrial supplies,  and other specialty products.  The Company owns or leases 15 plants in the United States and 10 plants located in
Europe.

(2)  Summary of Significant Accounting Policies

                (a) Cash and Cash  Equivalents  - The Company  considers  all liquid  interest-bearing  instruments  purchased  with an original maturity of three months or less to be cash equivalents.

                (b) Accounts Receivable  Allowances - Allowances for accounts receivable are based on the customer  relationships,  the aging and turns of  accounts  receivable,  credit  worthiness  of  customers,  credit  concentrations  and  payment  history.  Although management  monitors  collections  and credit  worthiness,  the  inability  of a  particular  customer  to pay its debts  could  impact collectibility  of  receivables  and could have an impact on future  revenues  if the  customer is unable to arrange  other  financing.
Activity in the accounts receivable allowances accounts was as follows (000's omitted):

                                                                                  2001             2000             1999
                                                                                  ----             ----             ----

   Balance at beginning of year...........................................    $      10,971   $    13,367    $    17,063
      Provision for doubtful accounts.....................................              621           516            997
      Change in discounts, allowances and rebates,
         net of recoveries................................................              790        (2,449)        (3,914)
      Net write-offs of doubtful accounts.................................             (139)         (463)          (779)
                                                                              -------------   -----------    -----------
   Balance at end of year.................................................    $      12,243   $    10,971    $    13,367
                                                                              =============   ===========    ===========

                (c)  Inventories--  Inventories  are  stated at the lower of cost or market and  include  material,  labor and  factory overhead.  Costs for United States inventory have been determined  using the last-in,  first-out  ("LIFO") method.  Had the inventories been  valued  using the  first-in,  first-out  ("FIFO")  method,  the amount  would not have  differed  materially  from the amounts as determined  using the LIFO method.  Costs for  Subsidiaries'  inventory  has been  determined  using the first-in,  first-out  ("FIFO")
method.  Subsidiaries'  inventory was approximately $48.1 million at December 31,  2001 and $44.2 million as of December 31,  2000. The
Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.

                Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                               2001              2000
                                                                                               ----              ----

    Raw materials.......................................................................   $       27,216    $    28,540
    Work in progress....................................................................           40,046         49,728
    Finished goods......................................................................           33,414         35,634
    Total Inventory.....................................................................   $      100,676    $   113,902
                                                                                           ==============    ===========

                In addition to the 2001  restructuring  initiatives,  the Company  charged  $3.2  million to Cost of Goods Sold for the write-off of inventory associated with discontinued product lines.  See Note (4) for further information on restructuring initiatives.

                (d) Property,  Plant and  Equipment--Property,  plant and equipment is recorded at cost. Major renewals and betterments which extend the useful life of an asset are  capitalized;  routine  maintenance and repairs are expensed as incurred.  Maintenance and repairs  charged  against  earnings  were  approximately  $28.6  million,  $27.5 million  and  $29.4 million  in 2001,  2000 and  1999, respectively.  Upon sale or  retirement  of these  assets,  the asset cost and related  accumulated  depreciation  are removed from the accounts and any related gain or loss is reflected in income.

                Depreciation  for  financial  reporting  purposes  is  principally  provided  using the  straight-line  method over the estimated useful lives of the assets,  as follows:  buildings-25 to 40 years;  machinery and equipment--5 to 20 years.  Equipment under capital leases is amortized  over the life of the lease.  Depreciation  expense was $29.2 million,  $28.7 million and $28.8 million for
2001, 2000 and 1999, respectively.

                Property reported in the accompanying balance sheets is classified as follows (000's omitted):

                                                                                               2001              2000
                                                                                               ----              ----

    Land ...............................................................................   $        6,025    $     6,543
    Buildings...........................................................................           62,483         65,158
    Machinery and equipment.............................................................          396,843        402,822
    Capital leases......................................................................           13,135         13,137
    Construction in process.............................................................           24,014         22,266
                                                                                                  502,500        509,926
    Accumulated depreciation and amortization...........................................        (263,266)       (237,706)
    Total Property......................................................................   $      239,234    $    272,220
                                                                                           ==============    ============

                (e) Goodwill - The excess  purchase  price over the fair value of the net assets of businesses  acquired  ("goodwill"), is amortized on a  straight-line  basis over the periods of expected  benefit,  ranging from 20 to 40 years.  The related  amortization expense was $2.8 million, $2.9 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                SFAS No. 142  eliminates  the  current  requirement  to  amortize  goodwill  and  indefinite-lived  intangible  assets, addresses  the  amortization  of intangible  assets with a defined life,  and addresses  the  impairment  testing and  recognition  for goodwill and intangible  assets.  The Company adopted this  pronouncement  on January 1, 2002. This  pronouncement  applies to goodwill and  intangible  assets  arising from  transactions  completed  before and after the date of adoption.  Effective  January 1, 2002, the
Company ceased amortization of goodwill and indefinite-lived  intangibles and test for impairment,  at least,  annually.  Management is currently  assessing the provisions of the pronouncement and its potential impact on the Company's  consolidated  results of operations and financial position.

                (f) Deferred  Financing  Costs - Costs  related to the issuance of new debt are  included in other  non-current  assets and are deferred and amortized over the terms of the related debt  agreements.  Financing  costs expensed in 2001,  2000, and 1999 were
$2.6  million,  $1.7 million and $1.2 million,  respectively  and are included in interest  expense.  The Company paid $6.3 million and
$16.1 million of financing costs in 2001 and 2000, respectively.

                (g)  Impairment of Long-Lived Assets - In accordance with SFAS 121, we continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, including goodwill and other intangible assets, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows or operating income (before amortization) on a non-discounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate.
Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.  Effective January 1, 2002, the Company adopted FAS 144 which essentially supercedes FAS 121.  For further discussion on SFAS 144 see (l) New Accounting Pronouncements.

                (h)  Revenue - Revenue is  recognized  when goods are  shipped to the  customer.  Provisions  for  discounts,  returns, allowances,  customer  rebates and other  adjustments  are provided for in the same period as the related  revenues are  recorded.  The
Company  enters into  contractual  agreements  with its  customers  for rebates on certain  products.  As sales occur,  a provision for rebates is accrued on the balance sheet and is charged against net sales.

                (i) Foreign Currency  Translation - The functional  currency for  substantially  all the Company's  Subsidiaries is the applicable  local  currency.  The translation  from the applicable  foreign  currencies to U.S.  dollars is performed for balance sheet accounts  using  current  exchange  rates in effect at the balance  sheet date and for revenue  and expense  accounts  using an average exchange rate prevailing during the period.  The gains or losses resulting from such translation are included in stockholders'  equity.
Gains or losses  resulting from foreign  currency  transactions are included in operating income and were not material in 2001, 2000 or
1999.

                (j) Financial  Instruments - To manage interest rate exposure,  the Company enters into interest rate  agreements.  The net interest  paid or received on these  agreements  is recognized as interest  income or expense.  Our interest  rate  agreements  are reported in the  consolidated  financial  statements at fair value using a mark to market  valuation.  Changes in the fair value of the contracts are recorded each period as a component of other  comprehensive  income.  Gains or losses on our interest rate agreements are reclassified  as earnings or losses in the period in which  earnings are affected by the  underlying  hedged item. The Company does not use financial instruments for trading or speculative purposes.

                (k)  Accumulated Other Comprehensive Income - The components of accumulated other comprehensive income for 2001, 2000 and 1999 are as follows (000's omitted):

                                                                              2001              2000             1999
                                                                        ----------------- ----------------- ----------------
               Foreign Currency Translation Adjustment                      $(34,501)        $(19,674)         $(7,771)
               Minimum Pension Liability Adjustment                             (288)               -                -
               Unrealized Loss on Cash Flow Hedges                            (3,862)               -                -
                                                                        ----------------- ----------------- ----------------
               Total Accumulated Other Comprehensive Income                 $(38,651)        $(19,674)         $(7,771)

                (l) New Accounting  Pronouncements - During July 2001, the FASB issued SFAS No. 141,  Business  Combinations,  and SFAS
No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 modifies the method of accounting for business  combinations  entered into after June 30, 2001 and addresses the accounting for acquired  intangible  assets.  All business  combinations  entered into after June
30,  2001,  are  accounted  for using the  purchase  method.  As  described  in (e)  Goodwill,  SFAS No.  142  eliminates  the  current requirement to amortize  goodwill and  indefinite-lived  intangible  assets,  addresses the  amortization  of intangible  assets with a defined life,  and  addresses the  impairment  testing and  recognition  for goodwill and  intangible  assets.  Management is currently assessing the provisions of both  pronouncements  and their potential  impact on the Company's  consolidated  results of operations and financial position

                The FASB issued SFAS No. 144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets," in August 2001. SFAS
No. 144, which addresses  financial  accounting and reporting for the impairment of long-lived  assets and for long-lived  assets to be disposed of,  supercedes  SFAS No. 121 and is effective for fiscal years  beginning  after December 15, 2001. The Company  believes the impact of SFAS No. 144 on its financial position and results of operations to be immaterial.

                (m)  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Estimates are used for, but not limited to: allowance for doubtful accounts; inventory valuation; purchase accounting allocations; restructuring amounts; asset impairments; depreciable lives of assets; useful lives of intangible assets; pension assumptions and tax valuation allowances.  Future events and their effects cannot be perceived with certainty.  Accordingly our accounting estimates require the exercise of judgment.  The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as more information is obtained and as the Company's operating environments changes. While actual results could differ from these estimates, management believes that the estimates are reasonable.

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

(4)  Special Charges

2001

                During 2001, the Company  initiated  several  restructuring  programs.  Upon completion,  these programs will result in
(a) the closure of five  manufacturing  facilities,  (b) the additional  consolidation  of two facilities into a new facility,  (c) the reversal of a previous  decision to close a custom and  specialty  lithography  facility  due to  changing  business  needs and (d) the elimination  of  approximately  600 jobs.  As of December  31,  2001,  the  remaining  balance in the  restructuring  reserve  includes severance and related  termination  benefits paid over time for approximately  159 salaried and 330 hourly employees.  Charges of $36.2 million were  recorded for the cost of these  programs.  Cash charges  consist  primarily of employee  termination  costs,  future cash payments for employee  benefits as required under union contracts,  lease  termination and other facility exit costs.  Non-cash charges consist primarily of write-offs of property, plant and equipment.

                The following table summarizes the Company's 2001 restructuring programs:

                                                              Special Charge
                                        -----------------------------------------------------------
             Programs                          Cash             Non-cash          Total Charge         Positions eliminated
------------------------------------    ------------------- ----------------- --------------------- ---------------------------
                                                              (in millions)
Baltimore                                      $0.6               $1.8               $2.4                         1
Salaried Reduction in Force                    $4.6               --                 $4.6                        82
International Operations                       $3.4 (a)           $5.8               $9.2                       286
Burns Harbor                                   $9.5               $3.8              $13.3                       135
Other Facilities                               $4.9               $9.0              $13.9                        89
Reassessment of Prior Programs                 --                ($7.2)             ($7.2)                       --
                                        ------------------- ----------------- --------------------- ---------------------------
Total                                         $23.0              $13.2              $36.2                       593

(a)             Net of cash proceeds of $ 11.7 million to be received from the sale of the Southall, UK site.

                Baltimore
                ---------
                The Company  closed a paint can  manufacturing  facility  and a warehouse in  Baltimore,  Maryland  and  transferred  a portion of its production capacity to another facility located in Baltimore, Maryland.

                Salaried Reduction in Force
                ---------------------------
                In the  third  quarter,  the  Company  offered  a  voluntary  termination  program  to all  corporate  office  salaried employees.  Approximately 82 employees accepted the voluntary program.

                International Operations
                ------------------------
                After a review of its operating  facilities in the United Kingdom,  the Company decided to close its Southall,  England manufacturing  facility.  Production  capabilities  will be transferred to our Merthyr Tydfil and other European  aerosol  plants.  The
European  consolidation  will reduce payroll and overhead  costs in the U.K while  realigning  capacity  within Europe to meet customer demand. In connection with the realignment,  the Company  completed the sale of its Southall,  United Kingdom property in late December
2001 and the  manufacturing  facility  will be closed over the first  three-quarters  of 2002.  In addition,  several  other  headcount reduction programs were initiated throughout our International operations, including May.

                Burns Harbor
                ------------
                The Company plans to close its Burns Harbor,  Indiana lithography  facility and transition its volume to other existing operations.  The closure will reduce  excess  capacity,  overhead and related  payroll  costs as well as leverage  investments  made in previous years in new technology in existing U.S. Can facilities.

                Other Facilities
                ----------------
                The Company  reviewed its steel paint can capacity versus Company and industry  requirements and decided to permanently reduce capacity by closing its Dallas, Texas plant. The Company closed this operation in the fourth quarter of 2001.

                In 2001, we entered into a lease for a new plastics  manufacturing  plant.  We closed our two existing  plastics plants
(Newnan, Georgia and Morrow, Georgia) in the first quarter of 2002, and all goods will be produced in our new Atlanta plant.

                In order to better  leverage  resources  and  facilities,  the Company plans to close its Columbia  Specialty  plant in
2002, exit certain product lines and transfer  production  capacity to its Steeltin and Olive Can operations.  The closure will provide for better operating efficiencies and reduce overhead and payroll costs associated with the Columbia operation.

                Reassessment of Prior Programs
                ------------------------------
                Due to the Olive Can  acquisition,  the Company  revised  its plan to close a  lithography  operation  for which it had previously reserved closing costs. Accordingly, a reversal of previously provided restructuring reserves was recorded.

2000

                On July 7,  2000, the Company announced a reduction in force program,  under which 81 salaried and 39 hourly  positions were  eliminated.  A one-time  pre-tax charge of  $3.4 million  for severance and other  termination  related costs was recorded in the third quarter of 2000.

Reserve Status

The tables below present the reserve categories and related activity as of December 31, 2001 and December 31, 2000 respectively:

                                      January 1, 2000                                                December 31, 2001
                                          Balance           Additions(a)         Deductions(c)            Balance
                                    --------------------  ------------------   ------------------   --------------------
Employee Separation                         $6.1                 $19.8               ($4.7)                  $21.2
Facility Closing Costs                       9.3                  11.2                (9.8)                   10.7
Other Asset Write-Offs                      --                     5.2                (5.2)(d)                --
                                    --------------------
                                                          ------------------   ------------------   --------------------
Total                                      $15.4                 $36.2              ($19.7)                  $31.9(b)
                                    ====================  ==================   ==================   ====================

(a)             Includes a re-assessment of prior programs of $7.2 million
(b)             Includes $6.0 million of other long-term liabilities as of December 31, 2001
(c)             Includes cash payments of $ 8.3 million
(d)             Net of proceeds from sale of Southall facility of $11.7 million

                                       January 1, 1999                                               December 31, 2000
                                           Balance            Additions          Deductions(a)            Balance
                                      ------------------  ------------------   ------------------   --------------------
Employee Separation                           $7.2                $3.4               ($4.5)                   $6.1
Facility Closing Costs                        21.3                --                 (12.0)                    9.3
                                      ------------------  ------------------   ------------------   --------------------
Total                                        $28.5                $3.4              ($16.5)                  $15.4 (b)
                                      ==================  ==================   ==================   ====================

(a)             Includes cash payments of $5.1 million
(b)             Includes $3.5 million classified as other long-term liabilities as of December 31,2000

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

                The following is a summary of the final allocation of the aggregate purchase price for May (000's omitted):

                    Current Assets.......................................................       $       50,685
                    Property, Plant and Equipment........................................               46,604
                    Goodwill.............................................................               32,206
                    Other Assets.........................................................                5,896
                    Current Portion of Long Term Debt....................................              (16,118)
                    Current Liabilities..................................................              (35,405)
                    Long-Term Debt.......................................................               (6,552)
                    Other Liabilities....................................................              (12,728)
                                                                                                --------------
                    Total Purchase Price.................................................       $       64,588
                                                                                                ==============

                The following  represents the Company's  unaudited pro forma results of operations  for 1999 as if the May  acquisition had occurred on January 1, 1999 (000's omitted):
                                                                                                               1999
                                                                                                               ----
         Net Sales..................................................................................    $      860,837
         Income Before Discontinued Operations and Extraordinary Item...............................            23,337
         Net Income.................................................................................            22,041

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

                On February 20, 2001,  certain assets of Olive Can Company,  a Custom and Specialty  manufacturer were acquired for net cash consideration of $4.2 million. The Olive acquisition is not material to the Company's operations or financial position.

                In March 1998,  a European  Subsidiary acquired a 36.5% equity interest in Formametal S.A.  ("Formametal"),  an aerosol can manufacturer located in Argentina,  for $4.6 million.  In addition to the initial investment,  the Company has made advances to and investments  in  Formametal  totaling  $19.0  million.  The Company has also  provided a $7.5  million loan to  Formametal,  payable in installments through March 31, 2007.

                In January  2002,  Argentina  enacted  legislation  which,  among other things,  repeals the one to one U.S.  dollar to
Argentinean  peso exchange  rate.  The Company has  determined  that the  Argentinean  peso  denominated  portion of the  investment in
Formametal  will not be settled in the  foreseeable  future and  therefore has reduced the  investment  balance by $6.0 million with an offsetting  charge to accumulated  other  comprehensive  income,  representing  the impact of the  devaluation.  Since  exchangeability between the U.S.  dollar and the  Argentinean  peso was  temporarily  suspended at the balance  sheet date,  the Company used the first subsequently available free floating exchange rate of 1.60 pesos per U.S. dollar to calculate the translation adjustment.

(6)  Debt Obligations

                Long-term debt obligations of the Company at December 31, 2001 and 2000 consisted of the following (000's omitted):
                                                                                                  2001           2000
                                                                                                  ----           ----
Senior debt -
      Revolving line of credit at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................    $      56,100   $      18,500
      Tranche A term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................           74,000          80,000
      Tranche B term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................          178,750         180,000
      Tranche C term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................           20,000              --
      Secured term loan at 8.5% interest rate, due serially to January 2004............           19,912          21,604
      Industrial revenue bonds at adjustable interest rate, based on market rates,
        due February 1, 2015...........................................................            4,000           4,000
      Capital lease obligations........................................................            4,290           6,609
      Other............................................................................            3,870           8,478
Senior Subordinated Series B Notes at 12 3/8% interest rate, due October 1, 2010.......          175,000         175,000
Senior Subordinated Series B Notes at 10 1/8% interest rate, due October 15, 2006......              854             854
                                                                                           -------------   -------------
      Total Debt.......................................................................          536,776         495,045
      Less--Current maturities.........................................................          (14,983)        (14,671)
                                                                                           --------------  --------------
         Total long-term debt..........................................................    $     521,793   $     480,374
                                                                                           =============   =============

                In connection  with the  recapitalization,  United  States Can Company,  as Borrower,  entered into a Credit  Agreement among United States Can, U.S. Can Corporation and Domestic  Subsidiaries  of U.S. Can Corporation as Domestic  Guarantors,  and certain lenders  including Bank of America,  N.A.,  Citicorp North  America,  Inc., and Bank One NA as of October 4, 2000 (the "Senior  Secured
Credit Facility").  The Senior Secured Credit Facility  originally  provided for aggregate  borrowings of $400.0 million consisting of:
(i) $80.0 million Tranche A loan; (ii) $180.0 million Tranche B loan; and (iii) $140.0 million under a revolving credit  facility.  All of the term debt and approximately $20.5 million under the revolving credit facility were used to finance the recapitalization.

                During 2001,  the Senior  Secured  Credit  Facility was amended  twice.  The first  amendment  (April 2001) reduced the revolving credit facility to $110.0 million.  The second amendment  (December 2001) includes an additional Tranche C term loan facility of up to $25.0 million.  Under certain  circumstances,  the Company's  majority  shareholder may be required to cash  collateralize and ultimately  repurchase  the new term loan  facility.  The Company  borrowed  $20.0 million under the Tranche C facility on December 18,
2001. In addition,  the  amendments  provide for (1) an increase in the interest rate to be paid under the facility of 75 basis points,
(2) revised  financial  covenants in line with current and expected  operating  trends and (3) an  acceleration of the maturity date of all borrowings  under the Senior Secured Credit  Facility to January 4, 2006.  Principal  repayments  required under the Senior Secured
Credit  Facility are $9.0 million in 2002  increasing to $274.9 million in 2006.  Additionally,  the Facility  requires a prepayment in the event that excess cash flow (as defined)  exists and following  certain other events,  including  asset sales and issuances of debt and equity.

                Amounts  outstanding  under the Senior Secured Credit  Facility bear interest at a rate per annum equal to either:  (1)
the base rate (as  defined in the Senior  Secured  Credit  Facility)  or (2) the LIBOR rate (as  defined in the Senior  Secured  Credit
Facility),  in each case, plus an applicable  margin.  The applicable margins were increased in connection with the 2001 amendments and are subject to future  reductions  based on the  achievement  of certain  leverage ratio targets and on the credit rating of the Senior
Secured Credit Facility.  The 2001 average interest rate on borrowings under the Senior Secured Credit Facility was 8.3%.

                Borrowings  under the Tranche A term loan are due and  payable in  quarterly  installments,  which are  initially  $1.0 million and increase over time to $8.0 million,  until the final balance is due.  Borrowings  under the Tranche B term loan are due and payable in quarterly  installments  of nominal  amounts.  No payments are due on borrowings  under the Tranche C term loan prior to its final maturity.  The revolving  credit  facility is available  until January 4, 2006. In addition,  the Company is required to prepay a portion of the facilities under the Senior Secured Credit Facility upon the occurrence of certain specified events.

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

                United  States Can also issued $175.0  million  aggregate  principal  amount of 12 3/8% Senior  Subordinated  Notes due
October 1, 2010  ("Notes").  The Notes are unsecured  obligations of United States Can and are  subordinated in right of payment to all of United States Can's senior  indebtedness.  The Notes are guaranteed by U.S. Can and all of United States Can's  domestic  restricted subsidiaries.

                The Senior  Secured  Credit  Facility  and the Notes  contain a number of  financial  and  restrictive  covenants.  The covenants for the Senior Secured Credit Facility were amended in connection with the 2001  amendments.  Under our senior secured credit facility,  the Company is required to meet  certain  financial  tests,  including  achievement  of a minimum  EBITDA  level,  a minimum interest  coverage ratio, a minimum fixed charge  coverage ratio and a maximum  leverage  ratio.  The  restrictive  covenants limit the
Company's  ability to incur debt, pay dividends or make  distributions,  sell assets or consolidate or merge with other companies.  The
Company was in compliance with all of the required financial ratios and other covenants, as amended, at December 31, 2001.

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

                Under existing agreements,  contractual  maturities of long-term debt as of December 31,  2001 (including capital lease obligations), are as follows (000's omitted):

      2002............................................................................................    $      14,983
      2003............................................................................................           13,558
      2004............................................................................................           31,204
      2005............................................................................................           21,460
      2006............................................................................................          276,144
      Thereafter......................................................................................          179,427
                                                                                                          -------------
                                                                                                          $     536,776
                                                                                                          =============

                See Note (10)  for  further  information  on  obligations  under  capital  leases.  Other debt,  consisting  of various governmental  loans,  real estate  mortgages and secured  equipment  notes  bearing  interest at rates between 1.7% and 8.5% matures at various times through 2015, and was used to finance the expansion of several manufacturing facilities.

                In an effort to limit foreign  exchange risks,  and as required by the Credit  Agreement,  the Company has entered into several  forward  hedge  contracts.  The payments due on the secured term loan used to finance the  acquisition  of the Merthyr  Tydfil facility have been hedged by a series of British  Pound/Dollar  forward  contracts.  The outstanding  amount of the contracts was $21.3 million at December  31,  2001 and the US dollar to British  pound rate  ranged  from $1.49 to $1.52.  The fair  market  value of these contracts was $1.1 million as of December 31, 2001.

                Based upon borrowing  rates currently  available to the Company for borrowings  with similar terms and maturities,  the fair  value of the  Company's  total  debt was  approximately  $472.9 million  and  $495.3 million  as of  December 31,  2001 and 2000, respectively.  No quoted market value is available  (except on the 12 3/8% and the 10 1/8% Notes).  These amounts,  because they do not include certain costs such as prepayment  penalties,  do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

                The Company paid interest on borrowings of  $55.2 million,  $27.5 million  and  $26.5 million  in 2001,  2000 and 1999, respectively.  Accrued interest payable of $11.9 million and $13.4 million as of December 31, 2001 and 2000  respectively,  is included in accrued expenses on the consolidated balance sheet.

(7)  Income Taxes

                The provision  (benefit) for  income taxes before  discontinued  operations and  extraordinary  items  consisted of the following (000's omitted):
                                                                          2001                    2000            1999
                                                                          ----                    ----            ----

   Current.........................................................    $         --        $        --     $       1,304
   Deferred........................................................         (19,789)             2,301            11,124
   Foreign.........................................................          (3,245)             2,043             2,194
                                                                       -------------       -----------     -------------
       Total.......................................................    $    (23,034)       $     4,344     $      14,622
                                                                       =============       ===========     =============

                The Company  received  refunds of $0.3  million and $2.2  million in 2001 and 2000  respectively  and paid $1.1 million for income taxes (net of refunds) in 1999.

                A  reconciliation  of the difference  between taxes on pre-tax income from continuing  operations  before  discontinued
operations and extraordinary  item computed at the Federal statutory rate and the actual provision  (benefit) for such income taxes for the years presented were as follows (000's omitted):
                                                                          2001                    2000            1999
                                                                          ----                    ----            ----

Tax provision (benefit) computed at the statutory rates............    $    (21,573)       $     2,613     $      12,605
Nondeductible recapitalization costs and amortization of
   intangible assets...............................................             398              1,658               253
State taxes, net of Federal tax effect.............................          (1,601)               113             1,483
Other, net.........................................................            (258)               (40)              281
                                                                       -------------       ------------    -------------
   Provision (benefit) for income taxes............................    $    (23,034)       $     4,344     $      14,622
                                                                       =============       ===========     =============

                Deferred  income taxes are determined  based on the estimated  future tax effects of differences  between the financial statement and tax bases of assets and  liabilities  given the  provisions of the enacted tax laws.  Significant  temporary  differences representing deferred income tax benefits and obligations consisted of the following (000's omitted):

                                                                 December 31, 2001                December 31, 2000
                                                                 -----------------                -----------------
                                                            Benefits       Obligations        Benefits       Obligations
                                                            --------       -----------        --------       -----------

Restructuring reserves..................................  $      17,355              --    $     9,943                --
Retirement and postemployment benefits..................         14,231              --         13,877                --
Accrued liabilities.....................................          6,931              --          7,355                --
Tax credit carry-forwards...............................          7,015              --          6,899                --
Capitalized leases......................................             --            (255)           374                --
Property and equipment..................................             --         (33,014)            --           (33,516)
Inventory valuation reserves............................             --          (4,271)            --            (5,900)
Net operating losses....................................         30,173              --         11,840                --
Other...................................................          9,982          (6,816)         6,514            (4,414)
                                                          -------------    -------------   -----------    ---------------
         Total deferred income tax benefits
           (obligations)................................  $      85,687    $    (44,356)   $    56,802    $      (43,830)
                                                          =============    =============   ===========    ===============

                The  Company's  U.S.  net  operating  losses  expire as follows:  $25.8  million in 2020 and $32.7  million in 2021 and management  believes  it is more  likely  than not that the tax  benefit of the net  deferred  tax  assets  will be  realized  prior to expiration.  The Company also has foreign net operating losses of $21.2 million which have no expiration date.

                The Company  does not provide for U.S.  income taxes which would be payable if  undistributed  earnings of the European
Subsidiaries  were remitted to the U.S. because the Company either considers these earnings to be invested for an indefinite  period or anticipates  that if such earnings  were  distributed,  the U.S.  income taxes  payable  would be  substantially  offset by foreign tax credits. Such unremitted earnings were $5.1 million and $11.8 million as of December 31, 2001 and 2000, respectively.

(8)  Employee Benefit Plans

                The Company maintains separate  noncontributory  defined benefit and defined  contribution  pension plans covering most domestic hourly employees and all domestic  salaried  personnel,  respectively.  It is the Company's policy to fund accrued pension and defined contribution plan costs in compliance with ERISA requirements.

                The following  presents the changes in the projected  benefit  obligations for the plan years ended  December 31,  2001 and 2000 (000's omitted):
                                                                                              2001               2000
                                                                                              ----               ----
Projected benefit obligation at the beginning of the year............................    $      33,510    $      28,682
Net increase (decrease) during the year attributed to:
   Service cost......................................................................              886              782
   Interest cost.....................................................................            2,399            2,296    Actuarial
losses (gains).......................................................................              537            2,909
   Benefits paid.....................................................................           (5,378)          (2,020)
   Plan amendments...................................................................            1,350              861
                                                                                         -------------    -------------
Net increase (decrease) during the year..............................................             (206)           4,828
                                                                                         --------------   -------------
Projected benefit obligation at the end of the year..................................    $      33,304    $      33,510
                                                                                         =============    =============

                The  following  table  presents the changes in the fair value of net assets  available  for plan  benefits for the plan years ended December 31, 2001 and 2000 (000's omitted):

                                                                                                  2001           2000
                                                                                                  ----           ----
Fair value of plan assets at the beginning of the year..................................    $     37,299     $    35,274
Increase (decrease) during the year:
   Return on plan assets................................................................          (1,304)          1,942
   Sponsor contributions................................................................           1,487           2,103
   Benefits paid........................................................................          (5,378)         (2,020)
                                                                                            -------------    ------------
Net increase (decrease) during the year.................................................          (5,195)          2,025
                                                                                            -------------    -----------
Fair value of plan assets at the end of the year........................................    $     32,104     $    37,299
                                                                                            ============     ===========

                The  following  table sets forth the  funded  status of the  Company's  domestic  defined  benefit  pension  plans,  at
December 31, 2001 and 2000 (000's omitted):
                                                                                                  2001           2000
                                                                                                  ----           ----
Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (27,489)    $   (31,424)
      Nonvested benefits................................................................          (5,815)         (2,086)
                                                                                            -------------    ------------
   Accumulated benefit obligation.......................................................         (33,304)        (33,510)
   Fair value of plan assets............................................................          32,104          37,299
                                                                                            ------------     -----------
   Fair value of plan assets in excess of accumulated benefit obligation................          (1,200)          3,789
   Unrecognized transition obligation...................................................              --               2
   Unrecognized net (gain) loss.........................................................             288          (4,280)
   Unrecognized prior-service costs.....................................................           3,181           2,203
                                                                                            ------------     -----------
   Net amount recognized................................................................    $      2,269     $     1,714
                                                                                            ============     ===========
Amounts recognized in the consolidated balance sheet consist of:
   Prepaid pension costs................................................................    $         --     $     1,714
   Accrued benefit liability............................................................          (1,200)             --
   Intangible asset.....................................................................           3,181              --
   Accumulated other comprehensive income...............................................             288              --
                                                                                            ------------     -----------
   Net amount recognized................................................................    $      2,269     $     1,714
                                                                                            ============     ===========

                The projected benefit  obligation as of December 31,  2001, 2000 and 1999 was determined using an assumed discount rate of 7.25%, 7.5% and 7.8%,  respectively.  The expected  long-term rate of return on plan assets used in determining net periodic pension cost was 8.5% in 2001, 2000, and 1999. The plan has a non-pay related dollar  multiplier  benefit formula;  accordingly,  the effect of projected future compensation  levels is zero. The plan's assets consist primarily of shares of equity and bond funds,  corporate bonds and investment contracts with insurance companies.

                The United States net periodic pension cost was as follows (000's omitted):

                                                                              2001              2000             1999
                                                                              ----              ----             ----

    Service costs......................................................   $         886    $          782    $       854
    Interest costs.....................................................           2,399             2,296          2,185
    Return on assets...................................................          (2,981)           (2,454)        (3,215)
Amortization of unrecognized transition obligation.....................               2                 1              2
    Recognized (gains) / loss..........................................             250              (318)            --
    Prior service cost recognized......................................             372               246            977
                                                                          -------------    --------------    -----------
    Net periodic pension cost..........................................   $         928    $          553    $       803
                                                                          =============    ==============    ===========

                In addition,  hourly employees at four plants are covered by  union-sponsored  collectively  bargained,  multi-employer pension  plans.  The  Company  contributed  to these  plans and  charged  to  expense  approximately  $1.1  million,  $1.2 million  and
$1.4 million in 2001, 2000 and 1999, respectively.  The contributions are generally determined in accordance with the provisions of the negotiated labor contracts and are generally based on a per employee, per week amount.

                The Company provides a 401(k) defined  contribution  plan to eligible  employees.  Company matching  contributions  for employees and related  administration  costs  associated with the plan were $2.5 million,  $2.3 million and $3.5 million for 2001, 2000 and 1999, respectively.

                In March 1999,  the  Corporation  contributed  shares of Common Stock,  valued at  $0.9 million  to U.S. Can's Salaried
Employees Savings and Retirement  Accumulation  Plan. In 2000, the Company changed the contribution  elements of the plan and no longer contributes shares of Common Stock.

                The Company  maintains  defined benefit plans for certain of its employees in the United  Kingdom,  Germany and France.
The plan benefits are based primarily on years of service,  employee  compensation or a combination  thereof. As of December 31,  2001,
2000  and  1999,  the  preliminary  actuarially-determined  accumulated  benefit  obligations  were  $53.9 million,  $50.9 million  and
$35.3 million,  respectively,  of which  $43.3 million  was  funded.  The  aggregate  net  pension  expense in 2001 for these plans was approximately $0.9 million.

(9)  Postretirement Benefit Plans

                The Company  provides  health and life insurance  benefits for certain  domestic  retired  employees in connection with collective bargaining agreements.

                The following  presents the changes in the  accumulated  postretirement  benefit  obligations  for the plan years ended
December 31, 2001 and 2000 (000's omitted):

                                                                                                  2001           2000
                                                                                                  ----           ----

Accumulated postretirement benefit obligations at the beginning
    of the year............................................................................  $     25,351    $    26,808
Net decrease during the year attributable to:
    Service cost...........................................................................           225            243
    Interest cost..........................................................................         1,871          1,764
    Actuarial gains........................................................................         1,060         (2,036)
    Benefits paid..........................................................................        (1,674)        (1,428)
                                                                                             -------------   ------------
Net increase (decrease) for the year.......................................................         1,482         (1,457)
                                                                                             ------------    ------------
Accumulated postretirement benefit obligations at the end of the year......................  $     26,833    $    25,351
                                                                                             ============    ===========

                The Company's  postretirement  benefit plans are not funded. The status of the plans at December 31,  2001 and 2000, is as follows (000's omitted):
                                                                                                  2001           2000
                                                                                                  ----           ----
Accumulated postretirement benefit obligations:
    Active employees.......................................................................  $      5,777    $     6,505
    Retirees...............................................................................        21,056         18,846
                                                                                             ------------    -----------
Total accumulated postretirement benefit obligations.......................................        26,833         25,351
Unrecognized net gain......................................................................         1,544          2,604
                                                                                             ------------    -----------
Net liability recognized...................................................................  $     28,377    $    27,955
                                                                                             ============    ===========

                Net periodic  postretirement benefit costs for the Company's domestic  postretirement benefit plans for the years ended
December 31, 2001, 2000 and 1999, included the following components (000's omitted):

                                                                                2001              2000           1999
                                                                                ----              ----           ----
Service cost...........................................................     $        225      $      243      $      373
Interest cost..........................................................            1,871           1,764           1,929
Recognized gain........................................................               --           (152)              --
                                                                            ------------      ----------      ----------
Net periodic postretirement benefit cost...............................     $      2,096      $    1,855      $    2,302
                                                                            ============      ==========      ==========

                The assumed health care cost trend rate used in measuring the accumulated  postretirement  benefit obligation was 7% in
2001,  2000 and 1999.  A one  percentage  point  increase in the assumed  health care cost trend rate for each year would  increase the accumulated  postretirement  benefit  obligation as of  December 31,  2001 and 2000, by  approximately  $2.3 million and  $2.9 million, respectively,  and the total of the service and interest cost  components of net  postretirement  benefit cost for each year then ended by  approximately  $0.3 million,  $0.2 million and  $0.3 million in 2001, 2000 and 1999. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated  postretirement  benefit  obligation as of  December 31,  2001 and 2000,  by  approximately  $2.1  million and $2.6 million in 2001 and 2000  respectively,  and the total of the service and interest cost components of net  postretirement  benefit cost for each year then ended by  approximately  $0.2 million in both 2001 and 2000 and
$0.3 million in 1999. The assumed discount rate used in determining the accumulated  postretirement  benefit obligation was 7.25%, 7.5%
and 7.8%, in 2001, 2000 and 1999, respectively.

                As of  December 31,  2001,  2000 and 1999,  the Company had  recorded a liability  of  $3.1 million,  $3.2 million  and
$3.3 million,  respectively,  for benefit  obligations for which a former executive was fully eligible to receive on a periodic payment basis beginning August 1, 1998. The principal source of funding for this obligation is an insurance policy on the executive's life.

(10)  Commitments and Contingencies

Environmental

                United  States  Can has been  named as a  potentially  responsible  party  for  costs  incurred  in the  clean-up  of a groundwater  plume  partially  extending  underneath  United Sates Can's former site in San Leandro,  California.  We are a party to an indemnity agreement related to this matter with the owner of the property.  Extensive soil and groundwater  investigative work has been performed at this site in a coordinated  sampling event in 1999. The results of the sampling were  inconclusive as to the source of the contamination.  While the State of California has not yet commented on the sampling  results,  we believe that the principal  source of contamination is unrelated to our past operations.

                Through corporate due diligence and the Company's  compliance  management  system, a potential  noncompliance  with the environmental  laws at our New Castle,  Pennsylvania  facility related to the possible use of a coating or coatings  inconsistent  with the conditions in the facility's Clean Air Act Title V permit was identified.  In February 2001, the Company voluntarily  self-reported the potential noncompliance to the Pennsylvania Department of Environmental  Protection (PDEP) and the Environmental  Protection Agency
(EPA) in accordance with PDEP's and EPA's policies.  The Company undertook a full review,  revised its emissions  calculations based on its review and determined that it had not exceeded its emissions cap for any reporting  year. In September  2001, the Company  reported to PDEP and EPA certain  deviations  from the  requirements  of its Title V permit  related to the use of  non-compliant  coatings  and corresponding  recordkeeping  and reporting  obligations,  and certain  recordkeeping  deviations  stemming from the malfunction of the temperature recorder for an oxidizer.  The Company met with PDEP officials in October 2001, and provided some supplemental  information requested by PDEP in November  2001.  The Company and PDEP plan to discuss a  cooperative  resolution  of this matter once PDEP reviews the Company's  submission.  Since PDEP's review is not yet complete,  the Company is unable, at this time, to determine PDEP's position or the effect on the Company of any reported deviation.

Legal

                 In May 1998,  the National Labor  Relations Board issued a decision  ordering the Company to pay  $1.5 million in back pay,  plus  interest,  for a violation of certain  sections of the National  Labor  Relations  Act. The  violation  was a result of our closure of several  facilities in 1991 and our failure to offer  inter-plant job  opportunities to 25 affected  employees.  We appealed this  decision on the ground that we are entitled to a credit  against this award for certain  supplemental  unemployment  benefits and pension  payments.  On June 19, 2001,  the Court of Appeals issued a written  decision.  While the Court enforced the award of backpay, with interest,  it agreed with the Company's position that the NLRB should permit the Company to present actuarial  calculations of any credit due it because of  overpayments  or early  payments of  supplemental  unemployment  benefits or pension.  On March 1, 2002,  the
Company settled this case. Under the settlement  agreement,  the Company will pay  approximately  $1.8 million in backpay and interest, as well as certain pension  adjustments  that are not expected to have a material  effect on the Company.  The National Labor Relations
Board must approve the settlement before any payments are made.  The Company expects to receive approval in April 2002.

                In  September 2000,  a purported class action suit was filed against U.S. Can  Corporation,  Pac Packaging  Acquisition
Corporation,  the directors of U.S. Can Corporation  prior to the  recapitalization  and Carl Ferenbach.  The complaint  challenged the recapitalization  and alleged  inadequate  disclosure with respect to U.S. Can  Corporation's  filings with the Securities and Exchange
Commission and violations of Delaware law. The complaint sought to rescind the  recapitalization  and requested that the defendants pay unspecified  monetary damages,  costs and attorney's fees. The parties settled this matter in return for a total additional  payment of approximately $2.0 million. In October 2001, the payment was funded and charged to accumulated deficit.

Leases

                The Company has  entered  into  agreements  to lease  certain  property  under terms which  qualify as capital  leases.
Capital leases consist  primarily of data  processing  equipment and various  production  machinery and equipment.  Most capital leases contain renewal options and some contain purchase  options.  As of December 31,  2001 and 2000,  capital lease assets were $3.3 million and $4.0 million, net of accumulated amortization of $9.8 million and $9.1 million, respectively.

                The Company also maintains  operating  leases on various plant and office  facilities,  vehicles and office  equipment.
Rent  expense  under  operating  leases for the years ended  December 31,  2001,  2000 and 1999,  was $8.3  million,  $7.2  million and
$7.1 million, respectively.

                At December 31, 2001, minimum payments due under these leases were as follows (000's omitted):

                                                                                              Capital         Operating
                                                                                              Leases           Leases
                                                                                              ------           ------
   2002  ..............................................................................  $       3,801     $      6,454
   2003  ..............................................................................            233            4,779
   2004  ..............................................................................            236            4,286
   2005  ..............................................................................             20            4,041
   2006  ..............................................................................             --            3,257
   Thereafter..........................................................................             --            6,434
                                                                                         -------------     ------------
         Total minimum lease payments..................................................          4,290     $     29,251
                                                                                                           ============
   Amount representing interest........................................................           (209)
                                                                                         -------------
   Present value of net minimum capital lease payments.................................  $       4,081
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

                In prior years, the Company made grants of restricted  shares which were charged to stockholders'  equity at their fair value and amortized as expense on a straight-line  basis over the period earned.  Shares awarded were 10,582 shares or $0.2 million was awarded in 1999.  Amortization  charges  were  $0.2 million  during  1999.  In 2000,  all  unvested  outstanding  restricted  stock was accelerated and issued or otherwise retired in connection with the recapitalization.

                A summary of the status of the Company's  stock option plans at December 31, 2001,  2000 and 1999,  and changes  during the years then ended, are presented in the tables below:

                                                            Options Outstanding                Exercisable Options
                                                            -------------------                -------------------
                                                                          Wtd. Avg.                            Wtd. Avg.
                                                                          Exercise                             Exercise
                                                       Shares               Price          Shares                Price
                                                       ------               -----          ------                -----
December 31, 1998..............................          1,601,302       $    15.93          820,280           $   15.03
   Granted.....................................            154,300            21.95
   Exercised...................................           (225,280)           13.41
   Canceled....................................            (92,172)           16.88
                                                    --------------       ----------

December 31, 1999..............................          1,438,150       $    16.82          801,212           $   15.90
   Granted.....................................            433,500            14.19
   Exercised...................................         (1,855,859)           16.29
   Canceled....................................            (15,791)            6.20
                                                    ---------------      ----------

October 4, 2000................................                 --
   Granted.....................................          2,476,542             1.00               --           $      --
   Exercised...................................                 --               --
   Canceled....................................                 --               --
                                                    --------------       ----------

December 31, 2000..............................          2,476,542             1.00               --           $      --
   Granted.....................................            154,000             1.00
   Exercised...................................                 --               --
   Canceled....................................           (387,628)            1.00
                                                    ---------------      ----------
December 31, 2001..............................          2,242,914             1.00          302,912           $    1.00

                                                                                                  Exercisable Options
                                                     Options Outstanding                            at December 31,
                                                    at December 31, 2001                                 2001
                                                    --------------------                                 ----
                                                          Remaining           Wtd.                                Wtd.
                                                         Contractual          Avg.                                Avg.
                                                            Life            Exercise                            Exercise
                                        Shares             (Years)            Price            Shares             Price
                                        ------             -------            -----            ------             -----

$1.00..........................           2,242,914            8.8         $       1.00           302,912     $    1.00
                                          =========                                               =======     =========

                The Company accounts for the plan under APB Opinion No. 25;  therefore,  no compensation costs have been recognized for options granted.  Had compensation  costs been determined on the fair value-based  accounting  method for options granted in 2001, 2000 and 1999,  pro forma net income  (loss)  would have been  $(51.8) million,  $(15.8)  million and 20.1 million for 2001,  2000 and 1999, respectively.

                The  weighted-average  estimated fair value of options granted during 2001, 2000 after and before the  recapitalization and 1999 was $0.39,  $0.44,  $13.52 and $12.92,  respectively.  The fair value of each option grant is  determined on the date of grant using the Black-Scholes  option pricing model with the following  weighted-average  assumptions for options granted in 2001, 2000 after and before the  recapitalization  and 1999,  respectively:  risk-free  interest rate of 5.04%,  6.0%, 6.0% and 5.8%;  expected lives of
10 years in all cases; expected volatility of 0%, 0%, 35.2% and 35.2%; and no dividends for any year.

(12)  Preferred Stock

                As part of the  recapitalization,  U.S. Can  Corporation  issued shares of preferred stock having an aggregate value of
$106.7 million to Berkshire  Partners and its affiliates and the rollover  stockholders.  Dividends accrue on the preferred stock at an annual rate of 10%,  are  cumulative  from the date of issuance  and  compounded  quarterly,  on March 31,  June 30,  September 30  and
December 31  of each year and are  payable  in cash when and as  declared  by our Board of  Directors,  so long as  sufficient  cash is available to make the dividend  payment and has been obtained in a manner  permitted  under the terms of our new senior  secured credit facility  and the  indenture.  As of  December  31,  2001 and  2000,  dividends  of  approximately  $13.9  million  and  $2.6  million, respectively,  have been  accrued.  Holders of the  preferred  stock have no voting  rights,  except as otherwise  required by law. The preferred  stock has a  liquidation  preference  equal to the  purchase  price per share,  plus all accrued and unpaid  dividends.  The preferred stock ranks senior to all classes of U.S. Can Corporation common stock and is not convertible into common stock.

(13)            Related Parties

                Berkshire Partners is the majority  shareholder  (77.3%) of the Company.  Berkshire received a fee of $2.0 million upon the completion of the recapitalization and receives a management fee of $750,000 per year.

                Under the  provisions  of the second  amendment  to the Senior  Secured  Credit  Facility,  Berkshire  Partners  may be
required  to cash  collateralize  and  ultimately  repurchase  the  Tranche C term loan  facility.  In  consideration  for  Berkshire's agreement to purchase a  participation  in the Tranche C term loan, the Company has agreed to accrue for and pay to Berkshire an annual fee of 2.75% of the amount of the Tranche C term loan then  outstanding,  which initially is $550,000.  This fee is payable in advance, is  non-refundable  and may not be paid in cash (without the requisite senior lenders' consent) so long as the Company's current senior bank debt is outstanding.  If Berkshire were required to purchase a Tranche C term loan  participation in the future, the Company would be  required  to pay  Berkshire  the  amount of such  Tranche  C term  loan,  plus  accrued  interest,  to the  extent  of  Berkshire's participation.  The Company also agreed to reimburse  Berkshire's  out-of-pocket  costs and expenses  incurred in  connection  with the purchase agreement and the second amendment to the credit agreement.

                Salomon Smith Barney currently  beneficially  owns 4.62% of the Company's  common stock.  Salomon Smith Barney was paid
$2.0 million in fees in 2000 for financial advisory services provided in connection with the recapitalization.

(14)  Business Segments

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

                The segments have separate  management teams and distinct product lines. The aerosol segment  primarily  produces steel aerosol containers in the U.S. for personal care,  household,  automotive,  paint and industrial  products.  The International  segment produces  aerosol cans in the Europe and Latin America  (through  Formametal  S.A., a joint venture in Argentina) as well as steel food packaging in Europe.  The Paint,  Plastic & General Line segment  produces  round cans in the U.S. for paint and coatings,  oblong cans for items such as lighter fluid and  turpentine as well as plastic  containers  for paint and  industrial  and consumer  products.  The
Custom & Specialty segment produces a wide array of functional and decorative tins, containers and other products in the U.S..

                The  accounting  policies of the segments are the same as those  described  in Note (2) to the  Consolidated  Financial
Statements. No single customer accounted for more than 10% of the Company's total net sales during 2000, 1999 or 1998.

                Financial information relating to the Company's operations by geographic area was as follows (000's omitted):

                                                    United
                                                    States              Europe             Consolidated
                                                    ------              ------             ------------
2001
Net sales.........................................  $542,722          $  229,466           $  772,188
Identifiable assets.............................     395,150             239,200              634,350
2000
Net sales.........................................  $569,870          $  239,627           $  809,497
Identifiable assets.............................     388,918             248,946              637,864
1999
Net sales.......................................    $603,282          $  129,615           $  732,897
Identifiable assets.............................     397,326             266,244              663,570

                The  following is a summary of revenues from external  customers,  income  (loss) from  operations,  capital  spending, depreciation and amortization and identifiable assets for each segment as of December 31, 2001, 2000 and 1999 (000's omitted):

                                                                          2001                2000               1999
                                                                          ----                ----               ----
Revenues from external customers:
   Aerosol.......................................................     $     334,716      $    357,688      $     365,306
   International.................................................           229,466           239,627            129,615
   Paint, Plastic, & General Line................................           134,495           140,855            149,144
   Custom & Specialty............................................            73,511            71,327             88,243
   Other ........................................................     --                 --                589
                                                                 -------           --------          ---------
         Total revenues..........................................     $     772,188      $    809,497      $     732,897
                                                                      =============      ============      =============
Income (loss) from operations:
   Aerosol.......................................................     $      43,767      $     66,395      $      64,034
   International.................................................              (267)           12,802              8,751
   Paint, Plastic, & General Line................................            12,229            15,310             13,854
   Custom & Specialty............................................             3,133             6,597              8,845
   Corporate and eliminations (a) (b)............................           (65,008)          (52,951)           (28,509)
                                                                      --------------     -------------     -------------
         Total income (loss) from operations.....................     $      (6,146)     $     48,153      $      66,975
                                                                      ==============     ============      =============
Capital spending:
   Aerosol.......................................................     $       3,514      $      6,499      $      15,804
   International.................................................             4,556             8,063              6,073
   Paint, Plastic, & General Line................................             6,536             3,650              5,835
   Custom & Specialty............................................             1,043               609                987
   Corporate.....................................................             3,888             5,683              2,283
                                                                      -------------      ------------      -------------
         Total capital spending..................................     $      19,537      $     24,504      $      30,982
                                                                      =============      ============      =============
Depreciation and amortization:
   Aerosol.......................................................     $      11,856      $     10,842      $      12,446
   International.................................................             9,355             9,288              6,108
   Paint, Plastic, & General Line................................             5,462             5,025              5,154
   Custom & Specialty............................................             2,165             2,182              3,002
   Corporate.....................................................             5,788             6,333              5,153
                                                                      -------------      ------------      -------------
         Total depreciation and amortization.....................     $      34,626      $     33,670      $      31,863
                                                                      =============      ============      =============
Identifiable assets:
   Aerosol.......................................................     $     168,214      $    183,150      $     174,884
   International.................................................           239,200           248,946            266,244
   Paint, Plastic, & General Line................................            82,872            91,431             87,686
   Custom & Specialty............................................            44,880            49,795             76,410
   Corporate.....................................................            99,184            64,542             58,346
                                                                      -------------      ------------      -------------
         Total identifiable assets...............................     $     634,350      $    637,864      $     663,570
                                                                      =============      ============      =============

(a)      Includes  special  charges and  recapitalization  costs.  Management  does not evaluate  segment  performance  including  such charges.

(b)      Selling, general and administrative costs are allocated only to the international segment.

 (15)  Subsidiary Guarantor Information

                The following presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent  Guarantor"),
United States Can Company (the "Issuer"), USC May Verpackungen  Holding Inc.  (the "Subsidiary  Guarantor"),  and the Issuer's European
subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor  Subsidiaries"),  as of December 31, 2001 and 2000 and for
the years ended December 31,  2001, 2000 and 1999. The Subsidiary  Guarantor was formed by the Issuer in December 1999.  Investments in subsidiaries are accounted for by the Parent  Guarantor,  the Issuer and the Subsidiary  Guarantor under the equity method for purposes of the  supplemental  consolidating  presentation.  Earnings of subsidiaries  are,  therefore,  reflected in their parent's  investment accounts and earnings.  This consolidating  information  reflects the guarantors and non-guarantors of the 12 3/8% senior  subordinated notes due 2010.

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

                                                 U.S.CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                                 CONSOLIDATING STATEMENT OF OPERATIONS

                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                                            (000's omitted)

                                                                                            USC Europe/
                                                                              USC May           May
                                                               United      Verpackugen      Verpackugen
                                               U.S. Can      States Can      Holding           GmbH                          U.S. Can
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)    Eliminations   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   542,722   $          -    $     229,466    $         -     $    772,188
COST OF SALES..............................             -        483,878               -         211,636               -         695,514
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross income..........................             -         58,844               -          17,830               -          76,674
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         28,484           1,423          16,674               -          46,581
SPECIAL CHARGES............................             -         27,063               -           9,176               -          36,239
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............             -          3,297          (1,423)         (8,020)              -          (6,146)
INTEREST EXPENSE...........................             -         48,136           6,500           2,668               -          57,304
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (40,416)       (13,010)          5,814               -          47,612               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Income (loss) before income taxes......       (40,416)       (57,849)         (2,109)        (10,688)         47,612         (63,450)
PROVISION FOR INCOME TAXES.................             -        (17,433)          3,506          (9,107)              -         (23,034)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) BEFORE                          (40,416)       (40,416)         (5,615)         (1,581)         47,612         (40,416)
  PREFERRED STOCK DIVIDENDS................
PREFERRED STOCK DIVIDENDS..................       (11,345)             -               -               -               -         (11,345)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) AVAIABLE FOR                $   (51,761)   $   (40,416)  $      (5,615)  $      (1,581)   $     47,612    $    (51,761)
  COMMON STOCKHOLDERS......................
                                             ============== ============= =============== ================ =============== ==============

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
                                                 CONSOLIDATING STATEMENT OF OPERATIONS

                                                 FOR THE YEAR ENDED DECEMBER 31, 2000
                                                            (000's omitted)

                                               U.S. Can        United         USC May       USC Europe/     Eliminations     U.S. Can
                                                                                                May
                                                                           Verpackugen      Verpackugen
                                                             States Can      Holding           GmbH
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)                   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   569,870   $          -    $     239,627    $         -     $    809,497
COST OF SALES..............................             -        481,217               -         211,941               -         693,158
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross income..........................             -         88,653               -          27,686               -         116,339
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         29,525           1,478          14,884               -          45,887
SPECIAL CHARGES............................             -          3,413               -               -               -           3,413
Recapitalization Charges...................        18,886              -               -               -               -          18,886
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............       (18,886)        55,715          (1,478)         12,802               -          48,153
INTEREST EXPENSE...........................             -         31,261           6,220           2,987               -          40,468
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................            55           (135)          4,476               -          (4,396)              -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Income (loss) before income taxes......       (18,831)        24,319          (3,222)          9,815          (4,396)          7,685
PROVISION FOR INCOME TAXES.................        (7,309)         9,401            (178)          2,430               -           4,344
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Income (loss) from operations before          (11,522)        14,918          (3,044)          7,385          (4,396)          3,341
      extraordinary item...................
NET LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT...................             -        (14,863)              -               -               -         (14,863)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) BEFORE                          (11,522)            55          (3,044)          7,385          (4,396)        (11,522)
  PREFERRED STOCK DIVIDENDS................
PREFERRED STOCK DIVIDENDS..................        (2,601)             -               -               -               -          (2,601)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) AVAIABLE FOR                $   (14,123)   $        55   $      (3,044)  $       7,385    $     (4,396)   $    (14,123)
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
                                                 CONSOLIDATING STATEMENT OF OPERATIONS

                                                 FOR THE YEAR ENDED DECEMBER 31, 1999
                                                            (000's omitted)

                                                     U.S. Can        United          U.S. Can      Eliminations      U.S. Can
                                                                                    Europe/ May
                                                                                    Verpackugen
                                                                   States Can          GmbH
                                                    Corporation     Company       (Non-Guarantor                   Corporation
                                                     (Parent)       (Issuer)       Subsidiaries)                   Consolidated
                                                   -------------- -------------   ---------------- -------------  ---------------

NET SALES.......................................     $       -      $ 603,282       $    129,615     $       -      $   732,897
COST OF SALES...................................              -       516,703            113,708             -          630,411
                                                   -------------- -------------   ---------------- -------------  ---------------
     Gross income...............................              -        86,579             15,907             -          102,486
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES......................................              -        28,355              7,156             -           35,511
                                                   -------------- -------------   ---------------- -------------  ---------------
     Operating income...........................              -        58,224              8,751             -           66,975
INTEREST EXPENSE................................              -        27,447              2,454             -           29,901
EQUITY IN EARNINGS OF SUBSIDIARIES..............         21,156         4,103                  -       (25,259)               -
                                                   -------------- -------------   ---------------- -------------  ---------------
    Income before income taxes..................         21,156        34,880              6,297       (25,259)          37,074
PROVISION FOR INCOME TAXES......................              -        12,428              2,194             -           14,622
                                                   -------------- -------------   ---------------- -------------  ---------------
    Income from operations before extraordinary          21,156        22,452              4,103       (25,259)          22,452
      item......................................
NET LOSS FROM EARLY EXTINGUISHMENT
  OF DEBT.......................................              -        (1,296)                 -             -           (1,296)
                                                   -------------- -------------   ---------------- -------------  ---------------
                                                   -------------- -------------   ---------------- -------------  ---------------
NET INCOME (LOSS) AVAILABLE FOR                      $   21,156     $  21,156       $      4,103     $ (25,259)     $     21,156
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
                                                        As of December 31, 2001
                                                            (000s omitted)

                                  U.S. Can     United States         USC May       USC Europe/ May    Eliminations       U.S. Can
                                                                   Verpackugen       Verpackugen
                                                                     Holding             GmbH
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)                      Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      8,249      $           -       $      6,494       $       -      $     14,743
     Accounts receivable......             -          51,806                   -            43,468                -           95,274
     Inventories..............             -          52,625                (600)           48,651                -          100,676
     Prepaid expenses and
other
       assets.................             -          26,518               1,049            10,142                -           37,709
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         139,198                 449           108,755                -          248,402
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         152,779                   -            86,455                -          239,234
INTANGIBLE ASSETS.............             -          40,611               1,544            24,282                -           66,437
OTHER ASSETS..................             -          62,561                   -            17,716                -           80,277
INTERCOMPANY
  ADVANCES....................             -         239,414                   -                 -         (239,414)               -
INVESTMENT IN
  SUBSIDIARIES................             -          11,044              65,779                 -          (76,823)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    645,607      $       67,772      $    237,208       $ (316,237)    $    634,350
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $     12,801      $           -       $      2,182       $       -      $     14,983
     Accounts payable.........             -          47,995                   -            48,690                -           96,685
     Other current liabilities             -          51,834              (1,759)           22,362                -           72,437
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         112,630              (1,759)           73,234                -          184,105
liabilities...................
TOTAL LONG TERM DEBT..........           854         499,339                   -            21,600                -          521,793
OTHER LONG-TERM
  LIABILITIES.................             -          47,239                 514             7,210                -           54,963
PREFERRED STOCK...............       120,613               -                   -                 -                -          120,613
INTERCOMPANY LOANS............       112,056               -              86,775            40,583         (239,414)               -
INVESTMENT IN
  SUBSIDIARIES................        13,601               -                -                  -            (13,601)             -
STOCKHOLDERS' EQUITY..........      (247,124)        (13,601)            (17,758)           94,581          (63,222)        (247,124)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    645,607      $       67,772      $    237,208       $ (316,237)    $    634,350
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
                                ============== ===============  ================== =================  ============== ==================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                                            (000s omitted)

                                                              U.S. Can        United                       USC Europe /       U.S. Can
                                                                                             USC May           May
                                                                            States Can    Verpackungen     Verpackungen
                                                            Corporation      Company         Holding      (Non-Guarantor     Corporation
                                                              (Parent)       (Issuer)    (Subsidiary-GuaraSubsidiaries)     Consolidated
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................$       -       $   3,658     $    (10,186)    $       (464)     $     (6,992)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................         -        (14,981)               -           (4,556)          (19,537)
  Acquisition of business, net of cash acquired..............         -         (4,198)               -                -            (4,198)
  Proceeds on the sale of property...........................         -              -                -            7,208             7,208
  Investment in Formametal S.A...............................         -         (7,891)               -                -            (7,891)
                                                           --------------- -------------                  ---------------  ----------------
                                                                                         ----------------
      Net cash used in investing activities..................         -        (27,070)               -            2,652           (24,418)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................         -        (10,289)          10,186              103                 -
  Settlement of shareholder litigation.......................         -         (2,063)               -                -            (2,063)
  Net borrowings under the revolving line of credit..........         -         37,600                -                -            37,600
  Borrowing of Term C loan...................................                   20,000                                              20,000
  Payments of long-term debt, including capital lease                 -                               -
obligations..................................................                   (9,569)                           (4,533)          (14,102)
  Payment of debt financing costs................                       -       (6,294)               -                -           (6,294)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash (used in) provided by financing activities....         -         29,385           10,186           (4,430)           35,141
                                                           --------------- -------------                  ---------------  ----------------
                                                           --------------- ------------- ---------------- ---------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         -              -                -              228               228
                                                           --------------- ------------- ---------------- ---------------  ----------------
INCREASE (DECREASE) IN CASH AND                                       -          5,973                -           (2,014)            3,959
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................         -          2,276                -            8,508            10,784
                                                           --------------- ------------- ----------------                  ----------------
                                                                                                          ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of period.....................$       -       $   8,249     $         -      $      6,494      $     14,743
                                                           =============== ============= ================ ===============  ================

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

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                 FOR THE YEAR ENDED DECEMBER 31, 2000
                                                            (000s omitted)

                                                      U.S. Can        United          USC May        USC Europe /        U.S. Can
                                                                                   Verpackungen          May
                                                                    States Can        Holding        Verpackungen
                                                    Corporation       Company       (Subsidiary     (Non-Guarantor     Corporation
                                                      (Parent)       (Issuer)       Guarantor)      Subsidiaries)      Consolidated
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
                                                    ============== ============= ================= ================= =================

(15)                                            Quarterly Financial Data (Unaudited)

                The following is a summary of the  unaudited  interim  results of operations  for each of the quarters in 2000 and 1999
(000's omitted).

                           First Quarter             Second Quarter            Third Quarter              Fourth Qtr
                         -----------------         ------------------       ------------------         ----------------
                         2001         2000         2001         2000        2001          2000         2001        2000
                         ----         ----         ----         ----        ----          ----         ----        ----

Net Sales........... $  191,168   $  213,761   $  193,329   $  210,522   $  204,175  $   200,024  $   183,516  $   185,190
Special Charges(a)..         --           --           --           --        (200)        3,413       36,439           --
Recapitalization
   Charge(b) .......         --           --           --           --           --           --           --       18,886
Income (loss) from
    Operations Before
     Extraordinary Item              (1,328)        5,637          423        6,121      (1,426)        4,376     (38,085)
(12,793)
Net Income (Loss)
    Available for Common
    Shareholders.... $  (4,053)   $    5,637   $  (2,369)   $    6,121   $  (4,288)  $     4,376  $  (41,051)  $  (30,257)
                     ==========   ==========   ==========   ==========   ==========  ===========  ===========  ===========

(a)             See Note (4)

(b)             See Note (3)

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.
                                                               PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The  following  table sets forth the name,  age as of March 15, 2002 and position of each of our  directors,  executive officers and other key employees.  Each of our directors will hold office until the next annual  meeting of  shareholders  or until his successor has been elected and  qualified.  Our officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

                    Name                        Age                              Position
                    ----                        ---                              --------
Paul W. Jones.............................       53    Chairman of the Board, President and Chief Executive Officer
John L. Workman...........................       50    Director, Executive Vice President and Chief Financial
                                                               Officer
J. Michael Kirk...........................       44    Executive Vice President, Global Sales and Marketing
Roger B. Farley...........................       58    Senior Vice President, Human Resources
David R. Ford.............................       55    Senior Vice President, International, and President,
                                                       European Operations
James J. Poehling.........................       54    Senior Vice President, Sales and Channel Development
Thomas A. Scrimo..........................       53    Senior Vice President and General Manager, Aerosol, Paint
                                                       and General Line and Business Support
Sandra K. Vollman.........................       44    Senior Vice President, Finance
Sheleen Mc Gann...........................       53    Vice President, Chief Information Officer
Emil P. Obradovich........................       55    Vice President and Chief Technical Officer
Steven K. Sims............................       37    Vice President, General Counsel and Secretary
Francois J. Vissers.......................       41    Vice President, Aerosol Division - Europe
Klaus Brauckmann..........................       44    Managing Director, May Verpackungen
Carl Ferenbach............................       59    Director
Richard K. Lubin..........................       55    Director
Philip R. Mengel..........................       54    Director
Francisco A. Soler........................       56    Director
Louis B. Susman...........................       63    Director

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

J. Michael Kirk.  Mr. Kirk has served as our Executive Vice  President,  Global Sales and Marketing since July 2001. From March 2000 to
July 2001, Mr. Kirk served as our Executive Vice President,  Aerosol Sales and Marketing and Corporate  Marketing.  From August 1999 to
March 2000,  he served as our  Executive  Vice  President,  Marketing.  Prior to joining us, he served as General  Manager of Blank Fed
Packaging Systems for Tetra Pak, Inc.,  a manufacturer of beverage packaging  products.  He joined Tetra Pak in 1986 as a sales manager and held a number of sales and  marketing  positions.  At Tetra Pak, he became  General  Manager of the nine state  Southern  Region of
Tetra Pak and in 1996 was named General Manager of Tetra Pak's 33-state Central Region.

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

James J.  Poehling.  Mr.  Poehling  has been in his  current  position  as Senior  Vice  President  North  American  Sales and  Channel
Development  since  September 2001.  From 1990 until joining U.S. Can, Mr Poehling held senior  management  positions of Vice President
Sales and Marketing and Vice President and General Manager  Indexable Cutting Tools for Greenfield  Industries,  Inc., an international cutting tool manufacturer.

Thomas A. Scrimo.  Mr. Scrimo has served as our Senior Vice President and General Manager,  Aerosol,  Paint and General Line Operations
and  Business  Support  since  August  2001.  From  February  2000 to August  2001 he served as our Senior Vice  President  and General
Manager,  Aerosol  Operations  and Business  Support.  From  August 1998 to  February 2000,  Mr. Scrimo  served as our Vice  President,
Business  Support  Operations.  Prior to joining us, he served as Vice  President of Operations  for  Greenfield  Industries, Inc.,  an
international  tool  manufacturer,  from  January 1997 to August 1998.  From July 1992 to January 1997,  he served as Vice President of
Manufacturing of Commercial Cam Co., a division of Emerson Electric Co., a manufacturer of precision material handling equipment.

Sandra K. Vollman.  Ms. Vollman  has been our Senior Vice  President--Finance  since  February 2002. She joined the Company in July 1999 as Vice President - Business  Development  and was named Vice  President - Finance in September  2000.  From 1997 to 1999,  Ms. Vollman
was Vice  President and Corporate  Controller for Montgomery  Ward and Co. Prior to 1997,  Ms. Vollman  held a variety of financial and information  systems  positions at  Montgomery  Ward and was vice  president  and  controller  of Signature  Financial/Marketing, Inc.,
Montgomery Ward's direct marketing subsidiary.

Sheleen  McGann.  Ms. McGann has been our Vice President and Chief  Information  Officer since December 2000.  Prior to joing U.S. Can,
Ms. McGann served as Managing  Director of Leapnet,  an Internet  company from June 2000 to December 2000, and as Senior Vice President
of Administration  and Systems of Unitrin from 1998 through June 2000, an insurance and financial  services company.  From 1996 through
1998, Ms. McGann was Executive Vice President,  Corporate Planning and Information  Services of Signature Financial / Marketing Inc., a
direct response marketing company.

Emil P.  Obradovich.  Mr. Obradovich  has served as our Vice President and Chief Technical  Officer since  February 2000.  From 1996 to
February 2000, Mr. Obradovich served as our Managing Director of Technical Services.

Steven K. Sims.  Mr. Sims  has served as our Vice  President,  General  Counsel and  Secretary  since  June 1998.  From  April 1995  to
May 1998,  Mr. Sims  served as our Assistant  General  Counsel.  From  September 1989  to  March 1995,  Mr. Sims was engaged in private practice at the Chicago-based law firm of Ross & Hardies.

Francois Vissers.  Mr. Vissers has served as Vice President,  Aerosol Division - Europe since May 2001. Prior thereto,  he held various senior management  positions with GE Plastics in Europe,  including General Manager for the European ABS business from 2000 through May
2001,  European  productivity  leader from 1999 through 2000,  global process  improvement  leader (1997 through 1999), site manager in
Scotland (1995 through 1996).

Klaus Brauckmann.  Mr. Brauckmann has been Managing Director, May Verpackungen,  the Company's German food can business, since February
2001. From August 1995 to January 2001, he was the Regional Director, Central and Eastern Europe for SONOCO Packaging Europe.

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

Richard K. Lubin.  Mr. Lubin  has served as a Director  since the  recapitalization.  Mr. Lubin  is a Managing  Director  of  Berkshire
Partners,  which  he  co-founded  in  1986.  He has  been a  director  of many of  Berkshire  Partners'  manufacturing,  retailing  and transportation investments, including, among others, The Holmes Group, Inc. and Wisconsin Central Transportation Corporation.

Philip R. Mengel was elected a Director in 2001. Mr. Mengel has been the Chief  Executive  Officer of English Welsh & Scottish  Railway
("EWS") since  January 2000.  From 1996 to January 2000 Mr.  Mengel was the Chief  Executive  Officer of Ibstock plc, an  international building products company.  Mr. Mengel is also a director of The Economist Newspaper Group.

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

ITEM 11.        EXECUTIVE COMPENSATION

                The following tables set forth  information  concerning  compensation paid to our Chief Executive Officer and our other four most highly compensated executive officers during fiscal years 2001, 2000 and 1999.

Summary Compensation Table
                                                                                                      Long Term Compensation
                                                                                                      ----------------------
                                                        Annual Compensation                         Awards              Payout
                                                        -------------------                         ------              ------
                                                                                                  Securities
                                                                                                  Underlying
                                                                              Other Annual    Options/SARs (#)(c)     All Other
                                                                                              -------------------
Name and Principal Position            Year      Salary        Bonus(a)       Compensation                           Compensation
                                       ----      ------        --------       ------------                           ------------

 Paul W. Jones                           2001      $653,108        $32,500             $7,215                none $   103,098(d)
 President   and   Chief    Executive    2000      $614,473       $122,000             $7,521             212,202 $   351,037(e)
Officer                                  1999      $572,800       $830,200             $7,500                none $      96,300(f)

John L. Workman                          2001      $412,915        $20,000             $7,215                none $     46,600(d)
Executive Vice President and Chief       2000      $398,088        $39,000             $7,521             353,669 $1,055,782(e)
Financial Officer                        1999      $378,600       $270,700             $7,500                none $     54,100(f)

David R. Ford(g)                         2001      $385,448           none               none                none $  283,861(g)
Senior Vice President, International     2000      $395,000        $39,500               none             141,468 $  771,266(g)
and President, European Operations       1999      $383,000       $251,300               none                none $  239,116(g)

J. Michael Kirk(b)                       2001      $257,915           none             $6,194                none $    23,660(d)
Executive Vice President, Global         2000      $243,088        $23,500             $7,521             212,202 $  351,282(e)
Sales and Marketing                      1999       $79,892        $77,500             $2,603              50,000 $      3,691(f)

Thomas A. Scrimo                         2001      $245,754        $12,000             $5,506                none $    22,016(d)
Senior Vice President and General        2000      $225,919        $22,000             $6,685             339,522 $  360,548(e)
Manager, Aerosol, Paint and General      1999      $194,523        $98,568             $5,747                none $      9,552(f)
Line and Business Support
-----------

(a)      For 1999,  the amounts shown for all officers  include the dollar value of additional  deferred  stock units provided by us to the named  executive  officers in connection  with their deferral of a portion of their 1999 bonuses into deferred stock units under our Executive  Deferred  Compensation Plan. Under this plan,  eligible  executives were able to defer up to 25% of their annual  incentive  compensation  into  deferred  United  States Can Company  stock  units,  which were  settled in cash at the recapitalization  date. We contributed  one  additional  deferred stock unit for each five deferred stock units elected by the executive.  The 1999 amount for Mr. Kirk  consists of a signing or make-whole bonus (based on foregone bonus from his previous employer) and a guaranteed partial year incentive payout.

(b)      Mr. Kirk joined our company in August 1999.

(c)      Options  granted  in 1999 were  granted  under  various  option or  equity  incentive  plans  that were  terminated  as of the
         October 4,  2000  recapitalization  date and reflect  shares prior to the  recapitalization.  Options  granted in 2000 exclude options for 50,000,  25,000,  30,000,  37,000 and 20,000 shares issued to  Messrs. Jones,  Ford and Workman,  Kirk and Scrimo,
         respectively,  under the plans in effect prior to the  recapitalization.  All of the foregoing  options were  cancelled at the time of the  recapitalization,  and each holder received a cash payment equal to the product of (i) the $20.00 price per share paid to  shareholders  in connection  with the  recapitalization  less the exercise price of the option and (ii) the number of shares of common stock subject to the option.  Options reflected in this table for 2000 were granted on October 4,  2000 under the U.S. Can Corporation 2000 Equity Incentive Plan in connection with the recapitalization.

(d)      2001 amounts  shown for  Messrs. Jones,  Workman,  Kirk and Scrimo  include  contributions  or payments  for their  benefit to
         U.S. Can  Corporation's  Salaried  Employee  Savings and Retirement  Accumulation  Plan ("SRAP") and pursuant to  nonqualified retirement plans ($92,995,  $46,600, $22,291 and $22,016,  respectively).  Amounts for Mr. Jones and Mr. Kirk include the cost of life insurance in excess of our standard  benefit  ($5,803 and $1,369,  respectively)  and payments for personal  financial planning for Mr. Jones of $4,300.

(e)      The 2000 amounts include one-time bonuses in connection with the  recapitalization of $697,500,  $309,000,  $156,600,  $99,400 and $103,400 for Messrs. Jones,  Workman, Ford, Kirk and Scrimo respectively,  cash proceeds from the cancellation of employee stock options in the recapitalization of $1,291,312,  $624,713,  $252,250,  $220,288 and $208,945 for Messrs. Jones,  Workman,
         Ford,  Kirk and Scrimo,  respectively,  distribution  of cash from  U.S. Can  Corporation's  executive  deferred  compensation program to the extent not reported as 1999  bonuses,  of $124,384,  $38,852,  $39,399,  $6,053 and $19,390 for  Messrs. Jones,
         Workman,  Ford,  Kirk,  and Scrimo,  respectively,  contributions  or  payments  for their  benefit to U.S. Can  Corporation's
         Salaried  Employee Savings and Retirement  Accumulation  Plan ("SRAP") of $10,200 for each named executive  officer other than
         Mr. Ford and $214,538,  $68,614,  $12,772 and 24,541 for Messrs.  Jones,  Workman,  Kirk and Scrimo respectively,  pursuant to nonqualified  retirement  plans. The 2000 amounts shown for Mr. Jones and Kirk include the cost of life insurance in excess of our standard benefit ($5,803 and $1,369 respectively) and the imputed value of Mr. Workman's  company-provided  life insurance benefit of $810. The 2000 amounts shown for  Messrs. Jones,  Workman and Kirk include payments for personal financial planning of $7,300, $3,593 and $1,200, respectively.

(f)      The 1999  amounts  shown for  Mr. Jones  and Mr. Kirk include the cost of life  insurance  in excess of our  standard  benefit
         ($5,800 and $1,175,  respectively).  The 1999 amounts shown for Messrs. Jones,  Workman, Kirk and Scrimo include contributions or payments for their benefit to U.S. Can  Corporation's  Salaried Employee Savings and Retirement  Accumulation Plan ("SRAP")
         and pursuant to nonqualified retirement plans ($90,500, $54,100, $2,516 and 9,552, respectively).

(g)      Mr. Ford is compensated in British  Pounds.  Certain  amounts shown for Mr. Ford have been  converted to  U.S. dollars  at the exchange rate in effect as of the calendar  year-end for the year in which payment was made.  The 2001,  2000 and 1999 amounts for Mr. Ford include  contributions to an executive  retirement plan and an overseas employee benefit trust, of which Mr. Ford is the beneficiary,  designed to provide contractual  retirement benefits ($283,861,  $227,011 and $229,424 for 2001, 2000 and
         1999,  respectively)  and the cost of private life  insurance  ($8,958 and $9,692 for 2000 and 1999,  respectively).  The 2000 amount for Mr. Ford also includes reimbursement for relocation expenses claimed under his Service Agreement of $87,048.

Option Grants in 2001

                There were no option or stock  appreciation  right  ("SAR")  grants to our Chief  Executive  Officer  and our four most highly compensated employees in 2001.

Aggregated Option/SAR Exercises in 2001 and 2001-End Option/SAR Values

                No shares were acquired as a result of option exercises by the named executive officers during 2001.

                                                                 Number of Securities
                                                                      Underlying              Value of Unexercised
                                                                 Unexercised Options          In-The-Money Options
                                                                 at 2001-Year End (#)       at 2001-Year End ($)(a)
                           Name                               Exercisable/Unexercisable    Exercisable/Unexercisable
                           ----                               -------------------------    -------------------------

Paul W. Jones............................................           14,147/198,055                         $0/$0
John L. Workman..........................................           14,147/339,522                         $0/$0
David R. Ford............................................           28,294/113,174                         $0/$0
J. Michael Kirk..........................................           16,976/195,226                         $0/$0
Thomas A. Scrimo.........................................           45,270/294,252                         $0/$0
-----------

(a)      Because there was no established trading market for U.S. Can Corporation's  common stock as of December 31,  2001,  management has  determined  that the fair market value of the common stock  underlying  these  options did not exceed $1.00 (the exercise price of these options) and, accordingly, none of the options were in-the-money.

Compensation of Directors

         Directors Fees

                Each  outside  Director of U.S. Can  receives an annual  retainer of $30,000 and full Board  meeting fees of $1,500 for meetings  attended in person and $500 for meetings  attended  telephonically.  Directors are also  reimbursed for  reasonable  expenses incurred  in the course of their  service.  There are five  regularly  scheduled  full Board  meetings  each  year,  typically  held in
February, April, July, October and December.

         Committee Fees

                The Board has standing Audit,  Compensation  and Nominating  Committees.  Each outside  Director serving on a Committee receives meeting fees of $1,000 for meetings  attended in person and $500 for meetings attended  telephonically.  Committee members are also reimbursed for reasonable expenses incurred in the course of their service.

         Compensation Committee Interlocks and Insider Participation

                Mr.  Lubin  served as  Chairman of U.S.  Can  Corporation's  Compensation  Committee  during  2001.  Mr.  Lubin and Mr.
Ferenbach  are managing  directors of Berkshire  Partners.  Mr. Mengel is Chief  Executive  Officer of a Berkshire  Partners  portfolio company.  Upon the completion of the  recapitalization,  Berkshire  Partners  received a fee of  $2.0 million.  In addition,  Berkshire
Partners will receive a management fee of $750,000 per year.

                The second amendment  includes an additional  Tranche C term loan of $25.0 million.  Under certain  circumstances,  the
Company's  majority  shareholder  may be required to cash  collateralize  and ultimately  repurchase  the new term loan  facility.  The
Company  borrowed  $20.0 million  under the Tranche C facility on December 18, 2001.  In  consideration  for  Berkshire's  agreement to purchase a  participation  in the Tranche C term loan, the Company has agreed to accrue for and pay to Berkshire an annual fee of 2.75%
of the  amount of the  Tranche C term  loan then  outstanding,  which  initially  is  $550,000.  This fee is  payable  in  advance,  is non-refundable  and may not be paid in cash (without the requisite  senior  lenders'  consent) so long as the Company's  current senior bank debt is outstanding.  If Berkshire were required to purchase a Tranche C term loan  participation in the future, the Company would be  required  to pay  Berkshire  the  amount of such  Tranche  C term  loan,  plus  accrued  interest,  to the  extent  of  Berkshire's participation.  The Company also agreed to reimburse  Berkshire's  out-of-pocket  costs and expenses  incurred in  connection  with the purchase agreement and the second amendment to the credit agreement.

                None of our executive officers serves:
(1)             as a member of the  compensation  committee of any entity that has one or more executive  officers  serving as a member of our Compensation Committee;
(2)             as a member of the board of  directors  of any entity that has one or more  executive  officers  serving as a member of our Compensation Committee; and
                     (3)     as a member of the executive  compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors."

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

Executive Severance Plan

                Several of our  executive  officers  are  eligible to  participate  in our  executive  severance  plan.  The  executive severance  plan  provides an  executive  with a  severance  payment  equal to  12 months  (18 months  for  certain  executives)  of the executive's  base  salary  in the  event  the  executive  is  terminated  without  cause or  leaves  for good  reason.  In the cases of
Messrs. Farley,  Kirk, Scrimo, Sims and Workman,  the executive severance plan will not provide a severance benefit if these executives are entitled to receive a severance benefit under their change in control agreements (described below).

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

                The agreement with Mr. Sims provides that, until the end of the 24th month following  October 2000,  the executive will be entitled to the following benefits during the term of his agreement while employed by us:

         o        a salary which is not less than his highest  annual base salary rate during the one-year  period before the change in control;

         o        continued  participation in our management  incentive plan or any replacement bonus plan providing an opportunity for an incentive payment equal to at least the greatest  incentive  compensation  opportunity  provided to him during the one-year period prior to the change in control;

         o        life  insurance  coverage  providing an amount in death  benefits that is not less than two times his base salary and disability income replacement coverage; and

         o        participation in health,  welfare,  retirement and other fringe benefit  programs on substantially  the same terms as those benefits that are provided to other senior management employees.

                If Mr. Sims is terminated  without cause at any time prior to the end of the 24th month following  October 2000,  or if he leaves  employment as a result of a  constructive  termination,  the executive is entitled to a lump sum severance  payment equal to
12 months of base salary. In addition, he will be entitled to pro rata payments of bonus awards under the management incentive plan.

                The agreements with  Messrs. Ford  and Obradovich  provide that upon  termination by us or constructive  termination by the executive within two years of a change in control, the executive will be entitled to:

         o        a  severance  payment  equal to two times the  greater of his  current  annual  base salary or the annual base salary immediately  before the change in control in the case of  Mr. Ford  and equal to one times this amount in the case of
                  Mr. Obradovich;

         o        a pro-rated bonus based on the executive's target bonus; and

         o        continuation of health and welfare  benefits for two years following  termination in the case of Mr. Ford and for one year in the case of Mr. Obradovich.

Employment Agreement with Mr. Jones

                As of the  recapitalization,  Mr. Jones terminated his then existing change of control agreement and entered into a new two-year employment  agreement with us. Under the terms of Mr. Jones'  employment  agreement,  he will be paid an annual base salary of at least $610,0000.  His base salary and other  compensation  will be reviewed  annually by the Compensation  Committee of the Board of
Directors and is currently  $650,000.  Mr. Jones  participates in the management  incentive plan with an opportunity to receive a bonus payment  equal to 100% of his base  salary.  We have also agreed to provide  Mr. Jones  with term life  insurance  coverage  with death benefits at least equal to twice his base salary,  an automobile  allowance and employee  benefits  comparable to those provided to our other senior executives.

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

Employment Agreements with Messrs. Farley, Kirk, Scrimo and Workman

                As of the recapitalization,  Messrs. Farley,  Kirk, Scrimo and Workman, referred to as the executives, terminated their then existing change of control  agreements and entered into new two-year  employment  agreements with the Company.  Under the terms of these  employment  agreements,  Messrs. Farley,  Kirk,  Scrimo and Workman  will be paid an annual  base  salary of at least  $226,000,
$235,000, $220,000 and $390,000,  respectively,  which have been adjusted to $236,000,  $250,000, $240,000 and $405,000,  respectively.
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

                In the event an executive  terminates  his or her  employment  for good reason or we terminate his  employment  without cause, we will pay him or her:

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

                If an  executive's  employment  is  terminated  for cause or by  voluntary  resignation,  he will  receive  no  further compensation.

Service Agreement with Mr. Ford

                The Company has entered into a service  agreement  with Mr. Ford  through our wholly owned  subsidiary,  USC Holding UK
Limited. The service agreement will continue in effect until it is terminated by us or Mr. Ford,  but not beyond Mr. Ford's  attainment of USC Holding UK Limited's  retirement age  (currently  65). The Company has agreed to pay Mr. Ford a base salary of at least(pound)220,000 per year (which has been  adjusted to(pound)256,852 per year) during the term of his  agreement  and to provide him with an  automobile  and retirement  benefits no less beneficial than those provided by his previous employer.  The Company has agreed to provide a target bonus for Mr. Ford of 50% of his base salary with the actual amount based upon the attainment of pre-established performance goals.

                Mr. Ford may terminate  his  employment  by providing  12 months  notice.  Mr. Ford's  employment  may be terminated by giving him 24 months notice,  except Mr. Ford's  employment can be terminated for cause without prior notice.  After termination notice is given and prior to expiration of the notice period,  the Company is required to continue to pay Mr. Ford's  salary and provide other contractual  benefits.  If  Mr. Ford's  employment  is terminated  by reason of  redundancy,  he will receive an additional  payment to
Mr. Ford equal to two times his entitlement to statutory redundancy pay (to include the statutory entitlement).

                Additionally,  the service agreement requires Mr. Ford to refrain from disclosing confidential  information acquired in connection with his employment  with the Company and also requires  Mr. Ford to refrain from working for any other firm during the term of the agreement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Following the  recapitalization  on October 4,  2000, United States Can had one class of issued and outstanding  common stock, and U.S. Can Corporation owned all of it.

                The following  table sets forth certain  information  with respect to the  ownership of U.S. Can  Corporation's  common stock as of March 15, 2002.  As of March 15, 2002, U.S. Can Corporation had 53,333,333 shares of issued and outstanding common stock.

                U.S. Can  Corporation's  preferred  stock,  which has no voting  rights other than those  provided by Delaware  law, is owned by Berkshire  Partners and its  co-investors,  Salomon  Smith Barney,  Carl  Ferenbach and  affiliates  of Francisco  Soler.  See
"Certain Relationships and Related Party Transactions--Preferred Stock."

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

                           Beneficial Owner                                Number of Shares       Percent Ownership
                           ----------------                                ----------------       -----------------
Berkshire Partners LLC (1)............................................               41,229,278           77.30%
Paul W. Jones (2) ....................................................                1,947,481           3.65
John L. Workman (2) ..................................................                1,014,147           1.90
J. Michael Kirk (3)...................................................                  350,309              *
Roger B. Farley.......................................................                  533,333           1.00
David R. Ford (4).....................................................                  481,627              *
Thomas A. Scrimo (5)..................................................                  258,604              *
Carl Ferenbach (6)....................................................               41,229,278          77.30
Richard K. Lubin(6)...................................................               41,229,278          77.30
Philip R. Mengel......................................................                       --              *
Francisco A. Soler(7).................................................                  951,485           1.79
Louis B. Susman(8)....................................................                2,613,332           4.90
All officers and directors as a group (18 persons) (9)................               49,435,035          92.39

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

(2)      Includes 14,147 shares subject to currently exercisable options.

(3)      Includes 16,976 shares subject to currently exercisable options.

(4)      Includes 28,294 shares subject to currently exercisable options.

(5)      Includes 45,270 shares subject to currently exercisable options.

(6)      Mr. Ferenbach and Mr. Lubin are Managing Directors of Berkshire Partners LLC.

(7)      Mr. Soler  beneficially  owns  951,485  shares  of U.S.  Can  Corporation  common  stock as a result  of his  relationship  to
         (i) Windsor  International  Corporation,  a company of which  Mr. Soler is a director and  executive  officer and which is the record holder of 424,460  shares,  (ii) Atlas  World Carriers  S.A., a company of which  Mr. Soler is a director and executive officer and which is the record holder of 250,172  shares,  (iii) The  World  Financial  Corporation  S.A., a company of which
         Mr. Soler is a director and executive  officer and which is the record holder of 250,172 shares,  and  (iv) Scarsdale  Company
         N.V., Inc., a company of which Mr. Soler is an executive officer and which is the record holder of 26,681 shares.

(8)             Mr. Susman is the Vice  Chairman of  Investment  Banking and Managing  Director of Salomon  Smith  Barney Inc.  Salomon
         Smith Barney owns 2,613,332 shares of common stock.

(9)      Includes 174,273 shares subject to currently exercisable options.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Berkshire Partners

                Mr. Lubin and Mr. Ferenbach are managing  directors of Berkshire  Partners.  Mr. Mengel is Chief Executive Officer of a
Berkshire  Partners  portfolio  company.  Upon  the  completion  of  the  recapitalization,   Berkshire  Partners  received  a  fee  of
$2.0 million. In addition, Berkshire Partners will receive a management fee of $750,000 per year.

                The second amendment  includes an additional  Tranche C term loan of $25.0 million.  Under certain  circumstances,  the
Company's  majority  shareholder  may be required to cash  collateralize  and ultimately  repurchase  the new term loan  facility.  The
Company  borrowed  $20.0 million  under the Tranche C facility on December 18, 2001.  In  consideration  for  Berkshire's  agreement to purchase a  participation  in the Tranche C term loan, the Company has agreed to accrue for and pay to Berkshire an annual fee of 2.75%
of the  amount of the  Tranche C term  loan then  outstanding,  which  initially  is  $550,000.  This fee is  payable  in  advance,  is non-refundable  and may not be paid in cash (without the requisite  senior  lenders'  consent) so long as the Company's  current senior bank debt is outstanding.  If Berkshire were required to purchase a Tranche C term loan  participation in the future, the Company would be  required  to pay  Berkshire  the  amount of such  Tranche  C term  loan,  plus  accrued  interest,  to the  extent  of  Berkshire's participation.  The Company also agreed to reimburse  Berkshire's  out-of-pocket  costs and expenses  incurred in  connection  with the purchase agreement and the second amendment to the credit agreement.

Relationship with Salomon Smith Barney

                Salomon Smith Barney currently  beneficially owns 4.62% of the Company's common stock and provides  investment  banking and financial  advisory  services.  Salomon Smith Barney was paid  $2.0 million  in fees for financial  advisory  services  provided in connection  with the  recapitalization.  Mr.  Susman is Vice  Chairman of  Investment  Banking and Managing  Director of Salomon  Smith
Barney Inc.  The Company did not make any  payments to Salomon  Smith  Barney in 2001 and has not agreed to make any  payments to it in
2002.

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

         o        The  stockholders  have agreed to elect  directors of U.S.  Can  Corporation  such that the Board of  Directors  will consist of two designees of Berkshire and its affiliates so long as the Berkshire  stockholders maintain ownership of at least 25% of the U.S. Can  Corporation  common  stock,  two designees of  management  stockholders,  Louis Susman,
                  Ricardo Poma,  Francisco Soler (or other designees of the Scarsdale Group if Francisco Soler and Ricardo Poma both no longer serve on the Board of Directors so long as the  Scarsdale  Group owns at least 5% of the U.S. Can  Corporation common stock) and two other  independent  directors  acceptable to the other  directors.  Mr. Poma resigned from full membership on the Board in April 2001 and chose not to designate a replacement.

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

                The senior secured credit facility  prohibits our ability to redeem the preferred  stock,  and the indenture  restricts
U.S. Can Corporation's ability to obtain funds that may be necessary to redeem the preferred stock.

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

                 (3)      Exhibits:  A list of Exhibits is included in the Exhibit Index,  which appears  following the signature pages and is incorporated by reference herein.

         (b)    Reports on Form 8-K
                                On December 21, 2001, the registrant filed a Form 8-K giving its indication of fourth quarter
                                2001 expectations, certain amendments to its Credit Agreement, and restructuring programs under consideration.

(c)             See Item 14 (a) (3) above.

         (d)              See Item 14 (a) (2) above

                                                              SIGNATURES

                Pursuant to the  requirements  of Section 13 or 15 (d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2002.

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

Signature                                                    Title
---------                                                    -----

                  /s/ Paul W. Jones                          Chairman of the Board, President and Chief
-----------------------------------------------------
                    Paul W. Jones                                      Executive Officer (Principal Executive Officer)

                 /s/ John L. Workman                         Director, Executive Vice President and Chief Financial Officer
-----------------------------------------------------
                   John L. Workman                            (Principal Financial Officer)

                 /s/ Carl Ferenbach                          Director
-----------------------------------------------------
                   Carl Ferenbach

                /s/ Richard K. Lubin                         Director
-----------------------------------------------------
                  Richard K. Lubin

                 /s/Philip R. Mengel                         Director
-----------------------------------------------------
                  Philip R. Mengel

               /s/ Francisco A. Soler                        Director
-----------------------------------------------------
                 Francisco A. Soler

                 /s/ Louis B. Susman                         Director
-----------------------------------------------------
                   Louis B. Susman

Dated:  March 22, 2002

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
         333-53276), declared effective on March 5, 2001).(1)
10.4     Sublease Agreement,  dated 2/10/89,  relating to the Commerce, CA property (Exhibit 10.10 to the quarterly report on Form 10-Q for the quarter ended April 6, 1997, filed on May 20, 1997).(1)
10.5     Lease Agreement,  dated 1/1/76,  as amended,  relating to the Weirton,  WV property  (Exhibit 10.11 to the quarterly report on
         Form 10-Q, for the quarter ended April 6, 1997, filed on May 20, 1997).(1)
10.6     First  Amendment to Credit  Agreement  dated as of April 1, 2001 (Exhibit  10.27 to the quarterly  report on Form 10-Q for the period ended April 1, 2001, filed on May 15, 2001). (1)
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
         (Exhibit 10.13 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.14    Employment  Agreement  dated October 4, 2000 by and among John L. Workman,  United States Can Company and U.S. Can Corporation
         (Exhibit 10.14 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.15    Lease Agreement dated June 15, 2000, related to Atlanta, GA plastics facility (filed herewith)
10.16    Employment  Agreement  dated October 4, 2000 by and among Roger B. Farley,  United States Can Company and U.S. Can Corporation
         (Exhibit 10.16 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.17    Employment  Agreement  dated October 4, 2000 by and among J. Michael Kirk,  United States Can Company and U.S. Can Corporation
         (Exhibit 10.17 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.18    Employment  Agreement dated October 4, 2000 by and among Thomas A. Scrimo,  United States Can Company and U.S. Can Corporation
         (Exhibit 10.18 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.19    Service  Agreement  with David R. Ford dated November 24, 1997 (Exhibit 10.34 to the annual report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).(1)*
10.20    Employee  Agreement  dated  October 4, 2000 by and among David R. Ford,  United  States Can Company and U.S.  Can  Corporation
         (Exhibit10.20 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.21    Change-in-Control  Agreement  dated February 4, 1998 by and among David R. Ford,  U.S. Can  Corporation  and United States Can
         Company  (Exhibit  10.51 to the annual  report on Form 10-K for the fiscal year ended  December 31,  1997,  filed on March 26,
         1998).(1)*
10.22    U.S. Can  Corporation  Executive  Deferred  Compensation  Plan (Exhibit 10.30 to the annual report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).(1)*
10.23    Amendment No. 1 to the U.S. Can Corporation  Executive Deferred  Compensation Plan, dated as of October 4, 2000 (Exhibit 10.23 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.24    U.S. Can Corporation  2000 Equity  Incentive Plan (Exhibit 10.24 to the  registration  statement on Form S-4 (No.  333-53276), filed January 5,2001).(1)*
10.25    United States Can Company  Executive  Severance Plan, dated as of October 13, 1999 (Exhibit 10.34 to the annual report on Form
         10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).(1)*
10.26           U.S. Can Corporation  Stockholders Agreement,  dated as of October 4, 2000 (Exhibit 10.26 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.27           Berkshire Fee Letter dated December 18, 2001 (filed herewith)
10.28           Second Amendment to Credit Agreement dated December 18, 2001 (filed herewith)
10.29           Sale Agreement of the Scotts Road, Southall, United Kingdom factory premises dated December 18, 2001 (filed herewith)

21       Subsidiaries of the Registrant (filed herewith)
23.      Consent of Auditors (filed herewith)
24              Power of Attorney (included as part of the Signature Pages).]

(1) Incorporated by reference.
(b) Other  financial  statement  schedules  are omitted  because the  information  called for is not required or is shown either in the financial statements or the accompanying notes.
 * Indicates a management contract or compensatory plan or arrangement.