Form 10-Q
period 2002-03-31
US CAN CORP
filed 2002-05-10
CIK 895726

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
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                             For the Quarterly Period Ended March 31, 2002

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

                                                       Yes |X| No |_|

         As of April 30, 2002, 53,333,333 shares of Common Stock were outstanding.

=======================================================================================================================================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                               FORM 10-Q

                                             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                                           TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Statements of Operations for the Quarterly Periods Ended
                 March 31, 2002 and April 1, 2001.................................................................     3

                 Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...........................     4

                 Consolidated Statements of Cash Flows for the Quarterly Periods Ended
                 March 31, 2002 and April 1, 2001.................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................................    15

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................................    17

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    18

Item 6.          Exhibits and Reports on Form 8-K.................................................................    18

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

19

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (000's OMITTED)

                                                                             For the Quarterly Period Ended
                                                                    -------------------------------------------------
                                                                        March 31, 2002            April 1, 2001
                                                                    -----------------------  ------------------------
                                                                                      (Unaudited)
Net Sales                                                                 $    186,038             $    191,168

Cost of Sales                                                                  167,070                  166,717
                                                                          -------------            ------------

     Gross income                                                               18,968                   24,451

Selling, General and Administrative Expenses                                     9,331                   11,842
                                                                          -------------            ------------

     Operating income                                                            9,637                   12,609

Interest Expense                                                                13,743                   14,804
                                                                          -------------            ------------

     Income (loss) before income taxes                                          (4,106)                  (2,195)

Provision (benefit) for Income Taxes                                            (1,724)                    (867)
                                                                          ------------             ------------

Net Income (Loss) Before Preferred Stock Dividends                              (2,382)                  (1,328)

Preferred Stock Dividend Requirement                                            (2,974)                  (2,725)
                                                                          ------------             ------------

Net Income (Loss) Available for Common Stockholders                       $     (5,356)            $     (4,053)
                                                                          ============             ============

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                (000's OMITTED, except per share data)

                                                                                    March 31,          December 31,
                                     ASSETS                                            2002                2001
                                                                                 -----------------   ------------------
CURRENT ASSETS:                                                                    (Unaudited)
      Cash and cash equivalents                                                    $       25,214      $       14,743
      Accounts receivable, net of allowances                                               97,702              95,274
      Inventories                                                                          99,975             100,676
      Deferred income taxes                                                                21,959              21,977
      Other current assets                                                                 20,177              15,732
                                                                                 -----------------   ------------------
          Total current assets                                                            265,027             248,402

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                           235,542             239,234

GOODWILL, less amortization                                                                65,894              66,437

OTHER NON-CURRENT ASSETS                                                                   69,808              80,277
                                                                                 -----------------   ------------------
          Total assets                                                             $      636,271      $      634,350
                                                                                 =================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations           $       21,873      $       14,983
      Accounts payable                                                                     99,151              96,685
      Accrued expenses                                                                     48,276              45,437
      Restructuring reserves                                                               23,978              25,945
      Income taxes payable                                                                    245               1,055
                                                                                 -----------------   ------------------
          Total current liabilities                                                       193,523             184,105

LONG TERM DEBT                                                                            530,047             521,793

DEFERRED INCOME TAXES PAYABLE                                                               1,097               1,162

OTHER LONG-TERM LIABILITIES                                                                52,131              53,801
                                                                                 -----------------   ------------------

          Total liabilities                                                               776,798             760,861

PREFERRED STOCK                                                                           123,587             120,613

STOCKHOLDERS' EQUITY:
      Common stock, $0.01 par value                                                           533                 533
      Additional paid in capital                                                           52,800              52,800
      Accumulated other comprehensive loss                                                (50,285)            (38,651)
      Accumulated deficit                                                                (267,162)           (261,806)
                                                                                 -----------------   ------------------
          Total stockholders' equity                                                     (264,114)           (247,124)
                                                                                 -----------------   ------------------
              Total liabilities and stockholders' equity                           $      636,271      $      634,350
                                                                                 =================   ==================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (000's OMITTED)

                                                                                        For the Quarterly Period Ended
                                                                                      March 31, 2002       April 1, 2001
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net loss before preferred stock dividend requirements                                $        (2,382)    $        (1,328)
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                              8,806               9,144
      Deferred income taxes                                                                     (1,724)                867
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable                                                                       (3,368)            (19,449)
      Inventories                                                                                 (385)             (4,134)
      Accounts payable                                                                           3,514                (982)
      Accrued expenses                                                                          (1,994)              4,072
      Other, net                                                                                (3,114)             (4,429)
                                                                                     ------------------  ------------------
          Net cash used for operating activities                                                  (647)            (16,239)
                                                                                     ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                          (4,849)             (4,039)
  Acquisition of business                                                                           -               (4,570)
  Proceeds from sale of property                                                                   406                  -
  Advances to Formametal S.A.                                                                       -               (5,800)
                                                                                     ------------------  ------------------
          Net cash used for investing activities                                                (4,443)            (14,409)
                                                                                     ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving lines of credit                                                 8,900              25,700
  Payments of other long-term debt                                                              (1,839)             (3,392)
  Borrowing of other long-term debt                                                              8,201               3,068
                                                                                     ------------------  ------------------
      Net cash provided by financing activities                                                 15,262              25,376
                                                                                     ------------------  ------------------
                                                                                     ------------------  ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            299                (608)
                                                                                     ------------------  ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                10,471              (5,880)
CASH AND CASH EQUIVALENTS, beginning of period                                                  14,743              10,784
                                                                                     ------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period                                               $        25,214     $         4,904
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

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            MARCH 31, 2002
                                                              (Unaudited)

(1) PRINCIPLES OF REPORTING

         The  consolidated  financial  statements  include the accounts of U.S. Can Corporation (the  "Corporation"),  its wholly owned subsidiary,  United States Can Company ("U.S.  Can"),  and U.S. Can's  subsidiaries  (collectively,  the  "Company").  All  significant intercompany  balances and transactions have been eliminated.  These financial  statements,  in the opinion of management,  include all normal  recurring  adjustments  necessary  for a fair  presentation.  Operating  results  for any  interim  period are not  necessarily indicative  of results  that may be expected for the full year.  These  financial  statements  should be read in  conjunction  with the previously  filed  financial  statements  and  footnotes  included in the  Corporation's  Annual Report on Form 10-K for the year ended
December 31, 2001. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

          NEW ACCOUNTING PRONOUNCEMENTS

         During July 2001,  the FASB issued  SFAS No. 141,  Business  Combinations,  and SFAS No. 142,  Goodwill  and Other  Intangible
Assets.  SFAS No. 141 modifies the method of accounting  for business  combinations  entered into after June 30, 2001 and addresses the accounting for acquired  intangible  assets.  All business  combinations  entered into after June 30, 2001, are accounted for using the purchase  method.  SFAS No. 142  eliminates  the current  requirement  to amortize  goodwill and  indefinite-lived  intangible  assets, addresses  the  amortization  of intangible  assets with a defined life,  and addresses  the  impairment  testing and  recognition  for goodwill and intangible  assets.  The Company adopted this  pronouncement  on January 1, 2002. This  pronouncement  applies to goodwill and  intangible  assets  arising from  transactions  completed  before and after the date of adoption.  Effective  January 1, 2002, the
Company has ceased  amortization  of goodwill  and  indefinite-lived  intangibles  and will test for  impairment,  at least,  annually.
Management  is currently  assessing  the  provisions of SFAS 142 and its  potential  impact on the  Company's  consolidated  results of operations  and financial  position.  The Company will have  determined  if an  impairment to goodwill  exists by the end of the second quarter and if it is determined an  impairment  exists,  the impact of the  impairment  will be quantified by the end of the year.  The
Company recorded goodwill amortization of $0.7 million for the first quarter of 2001.

         The FASB issued SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived  Assets," in August 2001.  SFAS No.
144,  which  addresses  financial  accounting and reporting for the  impairment of long-lived  assets and for  long-lived  assets to be disposed of,  supercedes  SFAS No. 121 and is effective for fiscal years  beginning  after December 15, 2001.  There was not a material impact to the financial position and results of operations of the Company as a result of the implementation of SFAS No. 144.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid  interest of  approximately  $10.3  million and $8.3 million for the  quarterly  periods ended March 31, 2002 and
April 1, 2001,  respectively.  The Company  paid $0.4  million in income  taxes for the three months ended March 31, 2002 and no income taxes were paid for the quarterly period ended April 1, 2001.

(3) SPECIAL CHARGES

         During  2002,  restructuring  programs  will result in the closure of the Southall  U.K.  integrated  plant,  the Burns Harbor lithography  facility,  and one Custom &  Specialty  plant.  The  consolidation  of two  plastic  facilities  into a new  manufacturing facility,  which began in 2001,  was completed in the first  quarter of 2002.  Total cash  restructuring  costs in the first quarter of
2002 were $3.2 million and the Company anticipates spending another $30.0 million of such costs in 2002 and beyond.

(4) INVENTORIES

All domestic  inventories,  except machine parts, are stated at cost determined by the last-in,  first-out ("LIFO") cost method, not in excess of market.  Inventories  of  approximately  $48.8  million at March 31, 2002 and $48.1  million at  December  31,  2001,  at the
European  subsidiaries are stated at cost determined by the first-in,  first-out  ("FIFO") cost method,  not in excess of market.  FIFO cost of LIFO inventories approximated their LIFO value at March 31, 2002 and at December 31, 2001.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                          March 31,        December 31,
                                                                                            2002               2001
                                                                                            ----               ----

         Raw materials........................................................      $          25,739    $        27,216
         Work in process......................................................                 39,991             40,046
         Finished goods.......................................................                 34,245             33,414
                                                                                    -----------------    ---------------
                                                                                    $          99,975    $       100,676
                                                                                    =================    ===============
(5) BUSINESS SEGMENTS

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

         The following is a summary of revenues from  external  customers and income (loss) from  operation for the periods ended March
31, 2002 and April 1, 2001, respectively (000's omitted):

                                                                                         March 31,         April 1,
                                                                                           2002              2001
                                                                                           ----              ----
REVENUES FROM EXTERNAL CUSTOMERS:
   Aerosol.........................................................................    $      86,464    $        84,305
   International...................................................................           54,504             56,024
   Paint, Plastic, & General Line..................................................           28,911             34,102
   Custom & Specialty..............................................................           16,159             16,737
                                                                                       -------------    ---------------
   Total revenues..................................................................    $     186,038    $       191,168
                                                                                       =============    ===============

INCOME (LOSS) FROM OPERATIONS:
   Aerosol.........................................................................    $      12,687    $        13,289
   International...................................................................             (216)             2,516
   Paint, Plastic, & General Line..................................................            2,276              3,763
   Custom & Specialty..............................................................              629                749
   Corporate and eliminations......................................................           (5,739)            (7,708)
                                                                                       -------------    ---------------
   Total income from operations....................................................    $       9,637    $        12,609
                                                                                       =============    ===============

(6) COMPREHENSIVE NET INCOME

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                        March 31,         December31,
                                                                                           2002                 2001
                                                                                           ----                 ----
Foreign Currency Translation Adjustment ............................................        $(47,425) (a)      $(34,501)
Minimum Pension Liability Adjustment................................................            (288)              (288)
Unrealized Loss on Cash Flow Hedges.................................................          (2,572)            (3,862)
                                                                                        -------------    ---------------
Total Accumulated Other Comprehensive Loss..........................................         $(50,285)         $(38,651)
                                                                                        ==============   ===============

                (a) Includes a $15.6 million devaluation impact related to the investment in Formametal, which will not be settled in the foreseeable future.  The Company used the exchange rate of 3.00 pesos per U.S. dollar to calculate the translation adjustment.

         The  components  of  comprehensive  loss for the three  months  ended March 31,  2002 and April 1, 2001 are as follows  (000's omitted):
                                                                                             Three Months Ended
                                                                                         -----------------------------
                                                                                         March 31,            April 1,
                                                                                           2002                 2001
                                                                                           ----                 ----

Net Loss Before Preferred Stock Dividends...........................................    $      (2,382)    $      (1,328)
Foreign Currency Translation Adjustment.............................................          (12,924)          (10,909)
Unrealized gain (loss) on cash flow hedges..........................................               38 (a)          (708)
                                                                                        ---------------   --------------
Comprehensive Loss..................................................................    $     (15,268)    $     (12,945)
                                                                                        ==============    ==============

(a)      Net of reclassification of losses included in net loss of $1.2 million

(7) SUBSIDIARY GUARANTOR INFORMATION

         The following presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent Guarantor"),  United
States Can Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary  Guarantor"),  and the  Issuer's  European
subsidiaries,  including May  Verpackungen  GmbH & Co., KG (the  "Non-Guarantor  Subsidiaries"),  as of March 31, 2002 and December 31,
2001 and for the  quarterly  period  ended March 31, 2002 and April 1, 2001.  Investments  in  subsidiaries  are  accounted  for by the
Parent  Guarantor,  the Issuer and the  Subsidiary  Guarantor  under the equity method for purposes of the  supplemental  consolidating presentation.  Earnings  of  subsidiaries  are,  therefore,  reflected  in  their  parent's  investment  accounts  and  earnings.  This consolidating information reflects the guarantors and non-guarantors of the Issuer's 12 3/8% senior subordinated notes due 2010.

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
                                             For the Quarterly Period Ended MARCH 31, 2002
                                                            (000's omitted)

                                    U.S. Can       United           USC May        USC Europe/ May    Eliminations    U.S. Can
                                                                 Verpackungen     Verpackungen GmbH
                                                 States Can        Holding            & Co., KG
                                  Corporation     Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)                   Consolidated
                                  ------------- -------------  ----------------- -------------------- ------------- -------------

NET SALES                             $     -      $ 131,534        $      -           $  54,504           $    -      $ 186,038
COST OF SALES                               -        115,941               -              51,129                -        167,070
                                      --------     ----------       ---------          ----------          -------     ---------
    Gross income                            -         15,593               -               3,375                -         18,968
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   -          5,740                -              3,591                -          9,331
                                      --------     ----------       ---------          ----------          -------     ---------
    Operating income                        -          9,853                -               (216)               -          9,637
INTEREST EXPENSE                            -         11,606            1,651                486                -         13,743
EQUITY IN EARNINGS (LOSS)
  OF SUBSIDIARIES                       (2,382)       (1,302)          (1,221)                -              4,905            -
                                      --------     ---------        -----------        ---------           --------    --------
    Income (loss) before income
taxes                                   (2,382)       (3,055)          (2,872)              (702)            4,905        (4,106)
PROVISION (BENEFIT) FOR
  INCOME TAXES                              -           (673)          (1,399)               348                -         (1,724)
                                      --------     ---------        ---------          ---------           -------     ---------
NET INCOME (LOSS) BEFORE
  PREFERRED STOCK DIVIDENDS             (2,382)       (2,382)          (1,473)            (1,050)            4,905        (2,382)
PREFERRED STOCK DIVIDEND
  REQUIREMENT                           (2,974)           -                -                  -                 -         (2,974)
                                      --------     ---------        ---------          ---------           -------     ---------
NET INCOME (LOSS) AVAILABLE
  FOR COMMON STOCKHOLDERS             $ (5,356)    $  (2,382)       $  (1,473)         $  (1,050)          $ 4,905     $  (5,356)
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
                                      ========     =========        =========          ==========          ========    =========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                         As of MARCH 31, 2002
                                                            (000s omitted)
                                                                    USC May         USC Europe/ May
                                                   United        Verpackungen      Verpackungen GmbH
                                    U.S. Can     States Can         Holding            & Co., KG                        U.S. Can
                                  Corporation      Company        (Guarantor         (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)       Subsidiaries)       Subsidiaries)     Eliminations   Consolidated
                                  ------------- -------------- ------------------  ------------------- -------------  -------------
CURRENT ASSETS:
     Cash and cash equivalents       $      -      $  16,799         $     -             $    8,415       $      -     $    25,214
     Accounts receivable......              -         58,337               -                 39,365              -          97,702
     Inventories..............              -         51,212             (600)               49,363              -          99,975
     Prepaid expenses and other
       assets.................              -         27,605            1,155                13,376              -          42,136
                                     ---------     ----------        ---------           -----------      ---------    -----------
          Total current assets              -        153,953              555               110,519              -         265,027
NET PROPERTY, PLANT AND
  EQUIPMENT...................              -        151,327               -                 84,215              -         235,542
GOODWILL......................              -         40,611            1,544                23,739              -          65,894
OTHER ASSETS..................              -         55,139            2,942                11,727              -          69,808
INTERCOMPANY
  ADVANCES....................              -        241,500               -                     -         (241,500)            -
INVESTMENT IN
  SUBSIDIARIES................               -         3,961           63,015                    -          (66,976)             -
                                     ---------     ---------         ---------           ----------       ---------    -----------
          Total assets........       $       -     $ 646,491         $ 68,056            $  230,200       $(308,476)   $   636,271
                                     =========     ==========        =========           ===========      =========    ===========

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........       $      -      $  11,633         $     -             $   10,240       $      -     $    21,873
     Accounts payable.........              -         55,483               -                 43,668              -          99,151
     Other current liabilities              -         53,102               31                19,366              -          72,499
                                     ---------     ----------        ---------           -----------      ---------    -----------
          Total current
liabilities...................              -        120,218               31                73,274              -         193,523
TOTAL LONG TERM DEBT..........             854       508,239               -                 20,954              -         530,047
OTHER LONG-TERM
  LIABILITIES.................              -         45,651              861                 6,716              -          53,228
PREFERRED STOCK...............         123,587            -                -                     -               -         123,587
INTERCOMPANY LOANS............         112,056            -            87,938                41,506        (241,500)            -
INVESTMENT IN
  SUBSIDIARIES................          27,617             -               -                     -          (27,617)            -
STOCKHOLDERS' EQUITY..........        (264,114)      (27,617)         (20,774)               87,750         (39,359)      (264,114)
                                     ---------     -----------       --------            -----------      ----------   -----------
          Total liabilities and
            stockholders' equity     $       -     $ 646,491         $ 68,056            $  230,200       $(308,476)   $   636,271
                                     =========     =========         =========           ===========      =========    ===========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                        As of December 31, 2001
                                                            (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                   Verpackugen       Verpackugen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      8,249      $           -       $      6,494       $       -      $     14,743
     Accounts receivable......             -          51,806                   -            43,468                -           95,274
     Inventories..............             -          52,625                (600)           48,651                -          100,676
     Prepaid expenses and
other
       assets.................             -          26,518               1,049            10,142                -           37,709
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         139,198                 449           108,755                -          248,402
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         152,779                   -            86,455                -          239,234
GOODWILL......................             -          40,611               1,544            24,282                -           66,437
OTHER ASSETS..................             -          62,561                   -            17,716                -           80,277
INTERCOMPANY
  ADVANCES....................             -         239,414                   -                 -         (239,414)               -
INVESTMENT IN
  SUBSIDIARIES................             -          11,044              65,779                 -          (76,823)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    645,607      $       67,772      $    237,208       $ (316,237)    $    634,350
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $     12,801      $           -       $      2,182       $       -      $     14,983
     Accounts payable.........             -          47,995                   -            48,690                -           96,685
     Other current liabilities             -          51,834              (1,759)           22,362                -           72,437
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         112,630              (1,759)           73,234                -          184,105
liabilities...................
TOTAL LONG TERM DEBT..........           854         499,339                   -            21,600                -          521,793
OTHER LONG-TERM
  LIABILITIES.................             -          47,239                 514             7,210                -           54,963
PREFERRED STOCK...............       120,613               -                   -                 -                -          120,613
INTERCOMPANY LOANS............       112,056               -              86,775            40,583         (239,414)               -
INVESTMENT IN
  SUBSIDIARIES................        13,601               -                -                  -            (13,601)             -
STOCKHOLDERS' EQUITY..........      (247,124)        (13,601)            (17,758)           94,581          (63,222)        (247,124)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    645,607      $       67,772      $    237,208       $ (316,237)    $    634,350
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                            (000s omitted)

                                               U.S. Can        United          USC May        USC Europe / May      U.S. Can
                                                                            Verpackungen
                                                             States Can        Holding          Verpackungen
                                              Corporation     Company        (Subsidary        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidaries)      Condsolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES             $     -        $  5,183       $  (1,616)           $ (4,214)        $    (647)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -          (3,271)             -               (1,578)           (4,849)
  Proceeds from the sale of property                   -             406              -                   -                406
                                                 --------       --------       ---------            --------         ---------
    Net cash used in investing activities              -          (2,865)             -               (1,578)           (4,443)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances                     -          (1,501)          1,616                (115)                -
  Net borrowings under revolving line of
credit                                                 -           8,900              -                    -             8,900
  Payments of other long-term debt                     -          (1,167)             -                 (672)           (1,839)
  Borrowings of other long-term debt                   -              -               -                8,201             8,201
                                                 --------       --------       ---------            --------         ---------
    Net cash (used in) provided by
financing
      activities                                       -           6,232           1,616               7,414            15,262
                                                 --------       ---------      ----------           ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                 -               -              -                  299               299
                                                 --------       --------       ---------            --------         ---------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            -           8,550              -                1,921            10,471
CASH AND CASH EQUIVALENTS, beginning
  of period                                            -           8,249              -                6,494            14,743
                                                 --------       ---------      ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period         $     -        $ 16,799       $      -             $  8,415         $  25,214
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
                                                 ========       =========      =========            ========         =========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following  narrative  discusses  the  results  of  operations,  liquidity  and  capital  resources  for the  Company on a consolidated  basis. This section should be read in conjunction with the  Corporation's  Annual Report on Form 10-K for the fiscal year ended  December 31, 2001 (see  "Management's  Discussion  and  Analysis of Financial  Condition  and Results of  Operations"  contained therein).

Use of Estimates; Critical Accounting Policies

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
restructuring amounts;  asset impairments;  depreciable lives of assets; useful lives of intangible assets; pension assumptions and tax valuation  allowances.  Future events and their effects  cannot be perceived with  certainty.  Accordingly,  our  accounting  estimates require the exercise of management's  current best reasonable judgment based on facts available.  The accounting  estimates used in the preparation  of the  Consolidated  Financial  Statements  will change as new events  occur,  as more  experience  is acquired,  as more information is obtained and as the Company's operating  environments  change.  Significant  business or customer conditions could cause material changes to the amounts reflected in our financial statements.  Accounting policies requiring significant  management judgments include  those  related to revenue  recognition,  inventory  valuation,  accounts  receivable  allowances,  restructuring  reserves and interest rate exposure.

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

         Inventories  are stated at the lower of cost or market and  include  material,  labor and factory  overhead.  Costs for United
States  inventory have been determined using the last-in,  first-out  ("LIFO") method and costs for  Subsidiaries'  inventory have been determined by the first-in,  first-out ("FIFO") method.  The Company estimates reserves for inventory  obsolescence and shrinkage based on its judgment of future realization.  A large portion of the Company's inventory is manufactured to customer  specifications.  Losses may result to the extent the Company manufactures customized products that it is unable to sell.

         Management  estimates  allowances for collectibility  related to its accounts receivable based on the customer  relationships, the aging and turns of accounts  receivable,  credit worthiness of customers,  credit  concentrations and payment history.  Despite our best efforts,  the inability of a particular  customer to pay its debts could impact  collectibility  of receivables  and could have an impact on future revenues if the customer is unable to arrange other financing.

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

         To manage  interest rate  exposure,  the Company  enters into interest rate  agreements.  The net interest paid or received on these agreements is recognized as interest income or expense.  Our interest rate agreements are reported in the consolidated  financial statements  at fair value using a  mark-to-market  valuation.  Changes in the fair value of the contracts are recorded each period as a component of other  comprehensive  income.  Gains or losses on our interest rate  agreements are  reclassified as earnings or losses in the period in which  earnings  are  affected by the  underlying  hedged  item.  This may result in  additional  volatility  in reported earnings,  other  comprehensive  income and accumulated other  comprehensive  income.  Our interest rate swaps and collars were entered into in 2000,  when  interest  rates were  higher than  current  rates.  Accordingly,  these  contracts  are "out of the money" and may require  future  payments if market  interest  rates do not return to  historical  levels.  In  addition,  if rates do  increase  above historical  levels and the  counterparties to the agreements  default on their  obligations under the agreements,  our interest expense would increase.  The Company does not use financial instruments for trading or speculative purposes.

Results of Operations

         Consolidated  net sales for the first quarter ended  March 31,  2002 were $186.0  million as compared to $191.2 million in the first  quarter of 2001,  a decrease of 2.7%.  Along  business  segment  lines,  Aerosol  net sales for the first  three  months of 2002 increased to $86.5 million from $84.3 million for the same period in 2001, a 2.6%  increase,  due  principally to increased unit volume
($4.6 million),  offset by pricing  concessions  granted in 2001 ($2.4 million).  The pricing  concessions granted in the first part of
2001 will  continue  to  negatively  impact  the  second  quarter  of 2002,  both in sales and gross  profit.  International  net sales decreased to $54.5  million for the first  quarter of 2002 from $56.0 million for the first quarter of 2001, a decrease of $1.5 million or 2.7%. If first quarter 2002 sales made in foreign  currencies were  translated to U.S dollars using the same average  exchange rates in effect during the first quarter of 2001,  International  sales would have reported an increase of 2.1%, due primarily to an increase in European aerosol volume.  The Paint,  Plastic and General Line segment net sales decreased $5.2 million,  from $34.1 million for the first  quarter of 2002 to $28.9  million for the first  quarter of 2001.  This decrease was due primarily to lower volume caused by the closing of our Dallas  plant in our paint and general  line  business  ($2.6  million)  and  decreased  selling  prices in our plastics business due to falling resin prices ($1.7  million).  In the Custom & Specialty  segment,  sales decreased 3.5% from $16.8 million for the first three months in 2001 to $16.1 million for the first three months in 2002, due to a decrease in unit volume.

         Consolidated  cost of goods sold increased  $0.4 million  to $167.1 million for the three months ended March 31, 2002 from the same quarter in 2001. The principal  reasons for the increase included  additional volume in both U.S. and International  aerosol ($5.0 million) and production  inefficiencies  at one May  Verpackungen  facility ($2.9 million ) offset by a foreign  exchange  impact ($2.5 million) and decreased costs caused  primarily by reduced volumes in our paint,  general line and custom & specialty  businesses  ($5.0 million).  Gross profit margin of 10.2% in the first quarter of 2002  decreased 2.6  percentage  points from the first quarter of 2001.
Gross margin was negatively impacted by pricing  concessions granted in 2001 (1.2 percentage points),  the operating costs of an excess facility in the U.K.  scheduled for closing in the third quarter of 2002 (0.7 percentage  points) and  manufacturing  inefficiencies in the Company's food operations (1.2 percentage points) offset by volume-related  production  efficiencies (0.5 percentage  points).  The
Company expects to improve gross margins upon completion of its  restructuring  programs as 2002 progresses.  These include the closure of the Southall U.K.  integrated plant, the Burns Harbor  lithography  facility,  and one Custom and Specialty plant. The consolidation of two plastic facilities into a new manufacturing facility, which began in 2001, was completed in the first quarter of 2002.

         Selling,  general and administrative  costs decreased from $11.8 million for the first quarter of 2001 to $9.3 million in 2002 primarily due to positive results from  Company-wide  cost saving programs  initiated in 2001 and the lack of goodwill  amortization in the first quarter of 2002. In connection  with the adoption of SFAS 142 Goodwill and Other  Intangible  Assets,  the Company has ceased the  amortization  of goodwill.  First  quarter 2001  selling,  general and  administrative  expense  included $0.7 million of goodwill amortization.
...................
         Interest  expense in the first three months of 2002  decreased  7.2%, or $1.1  million,  versus the same period of 2001 due to lower interest rates ($1.5 million) offset by higher average borrowings ($0.4 million).

         Payment in kind  dividends of $3.0  million and $2.7 million on the  redeemable  preferred  stock were  recorded for the first quarters of 2002 and 2001, respectively.

Liquidity and Capital Resources

         During the first quarter of 2002,  liquidity needs were met through  internally  generated cash flow and borrowings made under credit lines.  Principal  liquidity  needs included  operating  costs and capital  expenditures.  Cash flow used by operations was $0.6 million for the three  months ended March 31,  2002,  compared to cash used of $16.2  million for the three months ended April 1, 2001.
The decreased use of cash is due to reductions in accounts receivables and inventory requirements.

         Net cash used in  investing  activities  was $4.4 million  (primarily  capital  spending)  for the first  quarter of 2002,  as compared to $14.4 million for the first  quarter of 2001.  First quarter 2001  investing  activities  included  capital  spending,  the acquisition  of certain  assets of Olive Can Company and  advances to  Formametal  S.A.  ("Formametal")  to finance  Formametal's  debt repayment and working capital needs.

         Net cash provided from financing  activities in the first three months of 2002 was $15.3 million,  versus net cash provided of
$25.4  million for the same period in 2001.  The primary  first  quarter 2002  financing  sources were  borrowings  under the revolving credit  portion of the Senior  Secured  Credit  Facility and unsecured  revolving  lines of credit granted by various banks to fund the seasonal  working  capital  requirements  of May  Verpackungen.  The  unsecured  revolving  lines  granted to May  Verpackungen  may be terminated  by the offering  banks upon given notice  periods.  The Senior  Secured  Credit  Facility and the Notes contain a number of financial and restrictive  covenants.  The Company was in compliance with all of the required  financial  ratios and other covenants as of March 31, 2002.

         At March 31, 2002,  $65.0  million was  outstanding  under the $110.0  million  revolving  loan portion of the Senior  Secured
Credit  Facility.  Letters of Credit of $10.4 million were  outstanding  securing the  Company's  obligations  under various  insurance programs and other  contractual  agreements.  In addition,  the Company had $25.2 million of cash and equivalents at quarter end, $10.5 million greater than year end

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management does not believe the Company's exposure to market risk has significantly changed since year-end 2001.

                                                                PART II

                                                           OTHER INFORMATION
Item 1. Legal Proceedings

New Castle, PA Self-Discovery

   In April 2002, the Pennsylvania  Department of Environmental  Protection (PDEP) advised the Company that it had completed its review of this  matter and  requested  a meeting  with the  Company to discuss  final  resolution  of the past  reported  deviations  from the requirements  of the  plant's  Title V permit.  The  Company  expects  to meet with PDEP in late May or early  June of 2002.  Since the
Company  has not had this  meeting,  it is unable,  at this time,  to  determine  PDEP's  position  or the effect on the Company of any reported deviation.

National Labor Relations Board/IPJO Case

   The Company has agreed with the United  Steelworkers of America to settle this  inter-plant  job opportunity  case, but the National
Labor  Relations  Board  (NLRB) is required to approve the final  settlement.  Presently,  the Company is awaiting the  necessary  NLRB approval.

Item 6. Exhibits and Reports On Form 8-K

         (a)      Exhibits

Exhibit
Number                     .........Exhibit Description

NONE

         (b)      Reports on Form 8-K

                  NONE

                                                         SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date: May 10, 2002                                                             By:  /s/ John L. Workman
                                                                                   -----------------------
                                                                                  John L. Workman
                                                                                  Executive Vice President and
                                                                                  Chief Financial Officer