Form 10-Q
period 2002-06-30
US CAN CORP
filed 2002-08-13
CIK 895726

=======================================================================================================================================

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-Q

                                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                             For the Quarterly Period Ended June 30, 2002

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

                                                       Yes |X| No |_|

         As of July 31, 2002, 53,333,333 shares of Common Stock were outstanding.

=======================================================================================================================================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                               FORM 10-Q

                                             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                           TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements - Unaudited

                 Consolidated Statements of Operations for the Three and Six Months Ended
                 June 30, 2002 and July 1, 2001...................................................................     3

                 Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001............................     4

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2002 and July 1, 2001...................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................................    16

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................................    19

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    20

Item 6.          Exhibits and Reports on Form 8-K.................................................................    20

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

21

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (000's omitted)

                                                                       For The                           For The
                                                                  Three Months Ended                Six Months Ended
                                                           --------------------------------- --------------------------------
                                                            June 30, 2002     July 1, 2001   June 30, 2002     July 1, 2001
                                                           ----------------  --------------- ---------------  ---------------
                                                                                      (unaudited)
Net Sales                                                    $   203,624       $   193,329     $   389,662      $   384,497
Cost of Sales                                                    180,731           166,968         347,801          333,685
                                                             -----------       -----------     -----------      -----------
     Gross Income                                                 22,893            26,361          41,861           50,812
Selling, General and Administrative Expenses                       9,867            11,193          19,198           23,035
                                                             -----------       -----------     -----------      -----------
     Operating Income                                             13,026            15,168          22,663           27,777
Interest Expense                                                  14,100            14,407          27,843           29,211
                                                             -----------       -----------     -----------      -----------
     Income (Loss) Before Income Taxes                            (1,074)              761          (5,180)          (1,434)
Provision (Benefit) for Income Taxes                                (198)              338          (1,922)            (529)
                                                             ------------      -----------     -----------      -----------
Net Income (Loss) Before Preferred Stock Dividends                  (876)              423          (3,258)            (905)
Preferred Stock Dividend Requirement                              (3,081)           (2,792)         (6,055)          (5,517)
                                                             -----------       -----------     -----------      -----------
Net Loss Available for Common Stockholders                   $    (3,957)      $    (2,369)    $    (9,313)     $    (6,422)
                                                             ===========       ===========     ===========      ===========

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                  (000's omitted, except share data)

                                                                                     June 30,          December 31,
                                     ASSETS                                            2002                2001
                                                                                 -----------------   ------------------
CURRENT ASSETS:                                                                              (Unaudited)
      Cash and cash equivalents                                                    $       16,513      $       14,743
      Accounts receivable, net of allowances                                              108,752              95,274
      Inventories                                                                         111,829             100,676
      Deferred income taxes                                                                22,067              21,977
      Other current assets                                                                 21,476              15,732
                                                                                 -----------------   ------------------
          Total current assets                                                            280,637             248,402

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                      243,300                  239,234

GOODWILL, less accumulated amortization                                                    69,157              66,437

OTHER NON-CURRENT ASSETS                                                                   68,007              80,277
                                                                                 -----------------   ------------------
          Total assets                                                             $      661,101      $      634,350
                                                                                 =================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations           $       27,264      $       14,983
      Accounts payable                                                                    111,551              96,685
      Accrued expenses                                                                     46,196              45,437
      Restructuring reserves                                                               21,832              25,945
      Income taxes payable                                                                    757               1,055
                                                                                 -----------------   ------------------
          Total current liabilities                                                       207,600             184,105

LONG-TERM DEBT                                                                            527,555             521,793

DEFERRED INCOME TAXES PAYABLE                                                                 660               1,162

OTHER LONG-TERM LIABILITIES                                                                53,886              53,801
                                                                                 -----------------   ------------------

          Total liabilities                                                               789,701             760,861

REDEEMABLE PREFERRED STOCK                                                                126,668             120,613

STOCKHOLDERS' EQUITY:
      Common stock, $0.01 par value                                                           533                 533
      Additional paid in capital                                                           52,800              52,800
      Accumulated other comprehensive loss                                                (37,482)            (38,651)
      Accumulated deficit                                                                (271,119)           (261,806)
                                                                                 -----------------   ------------------
          Total stockholders' equity / (deficit)                                         (255,268)           (247,124)
                                                                                 -----------------   ------------------
              Total liabilities and stockholders' equity                           $      661,101      $      634,350
                                                                                 =================   ==================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (000's omitted)

                                                                                            For the Six Months Ended
                                                                                       June 30, 2002        July 1, 2001
                                                                                     ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net loss before preferred stock dividend requirements                                  $    (3,258)        $      (905)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
      Depreciation and amortization                                                           17,663              18,405
      Deferred income taxes                                                                   (1,922)               (529)
  Change in operating assets and liabilities, net of effect of acquired businesses:
      Accounts receivable                                                                     (9,180)            (24,818)
      Inventories                                                                             (5,662)             (3,417)
      Accounts payable                                                                        10,278              11,010
      Accrued expenses                                                                        (6,472)                 40
      Other, net                                                                              (5,608)            (10,445)
                                                                                         -----------         -----------
          Net cash used in operating activities                                               (4,161)            (10,659)
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures including restructuring capital                                       (11,036)             (6,748)
  Acquisition of business, net of cash acquired                                                   -               (4,570)
  Proceeds from sale of property                                                                 591                  -
  Investment in Formametal S.A.                                                                 (133)             (6,051)
                                                                                         ------------        -----------
          Net cash used in investing activities                                              (10,578)            (17,369)
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit                                            8,900              29,500
   Borrowings of other debt                                                                   13,750                  -
  Payments of other debt, including capital lease obligations                                 (5,689)             (6,382)
                                                                                         ------------        ------------
          Net cash provided by financing activities                                           16,961              23,118
                                                                                         ------------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (452)                392
                                                                                         -------------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               1,770              (4,518)
CASH AND CASH EQUIVALENTS, beginning of year                                                  14,743              10,784
                                                                                         ------------        -----------
CASH AND CASH EQUIVALENTS, end of period                                                 $    16,513         $     6,266
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
                                                             JUNE 30, 2002
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

          NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted  Statement of Financial  Accounting  Standards  (SFAS) No. 142 "Goodwill and Other  Intangible  Assets" on
January 1, 2002. This standard provides  accounting and disclosure  guidance for acquired  intangibles.  Under this standard,  goodwill and  "indefinite-lived"  intangibles are no longer  amortized,  but are tested at least annually for impairment.  Effective  January 1,
2002, the Company has ceased  amortization  of goodwill.  The Company  recorded  goodwill  amortization  of $0.8 million for the second quarter of 2001 and $1.5  million  for the first half of 2001.  SFAS No. 142  requires  the  Company to make an initial  assessment  of goodwill  impairment  within six months  after the  adoption  date.  The  initial  step is  designed  to  identify  potential  goodwill impairment by comparing an estimated fair value for each applicable  business unit to its respective  carrying value.  For the business units where the  carrying  value  exceeds fair value,  a second step must be  performed  by year-end  2002 to measure the amount of the goodwill impairment.

         The Company has completed the initial  impairment  test and has determined  that a non-cash  impairment  charge is required in the Custom & Specialty and  International  segments.  The Company is currently  quantifying the amount of the impairment  charge.  Upon completion of the analysis,  the Company will report the charge,  retroactive to the first quarter of 2002, as a cumulative effect of a change in accounting.  The impairment charge will have no impact on compliance with covenants under its lending agreements.

         Pursuant to SFAS No.  142,  the results for 2001 have not been  restated.  A  reconciliation  of net income as if SFAS 142 had been adopted is presented below for the three months and six months ended July 1, 2001.

                                                                     Three Months Ended                Six Months Ended
                                                                        July 1, 2001                     July 1, 2001
                                                                ------------------------------    ----------------------------
                                                                       (in thousands)                   (in thousands)
Reported Net Loss Available for Common Stockholders                       $      (2,369)                    $      (6,422)
Add back:  Goodwill amortization (net of tax)                                       499                               981
                                                                        ---------------                      ------------
Adjusted Net Loss Available for Common Stockholders                       $      (1,870)                    $      (5,441)
                                                                          ==============                    ==============

         On January 1, 2002,  the Company  also  adopted  SFAS No. 141,  Business  Combinations.  SFAS No. 141  modifies  the method of accounting for business  combinations  entered into after June 30, 2001 and addresses the accounting  for acquired  intangible  assets.
All business combinations entered into after June 30, 2001, are accounted for using the purchase method.

         The FASB issued SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived  Assets," in August 2001.  SFAS No.
144,  which  addresses  financial  accounting and reporting for the  impairment of long-lived  assets and for  long-lived  assets to be disposed of,  supercedes  SFAS No. 121 and is effective for fiscal years  beginning  after December 15, 2001. The Company  adopted this pronouncement  on January 1, 2002.  There was no impact to the financial  position and results of operations of the Company as a result of the adoption.

         The FASB issued SFAS No. 146 "Accounting for Costs  Associated  With Exit or Disposal  Activities",  in July 2002. The Company
will adopt SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid  interest of  approximately  $29.0  million and $27.2  million  during the six months ended June 30, 2002 and
July 1, 2001,  respectively.  The Company  paid $1.2  million in income  taxes  during the six months ended June 30, 2002 and no income taxes were paid during the six months ended July 1, 2001.

(3) SPECIAL CHARGES

         The Company initiated several  restructuring  programs in 2001,  consisting of a voluntary  termination program offered to all corporate  office salaried  employees,  the closure of five  manufacturing  facilities and the  consolidation  of two Georgia  plastics facilities into a new facility.

         During  2001,  the Company  closed a paint can  manufacturing  facility  and a warehouse  in  Baltimore,  Maryland  and ceased operations in Dallas,  Texas.  During the first quarter of 2002, the Company closed two existing plastic facilities in Morrow,  Georgia and Newnan,  Georgia and transferred  production to a new facility in Atlanta,  Georgia. The remaining programs to be completed in 2002 include the closing of the Burns Harbor,  Indiana  lithography  facility,  the Columbia  Specialty facility located in Maryland and the
Southall,  England  manufacturing  facility.  The Company  anticipates  completing  the closures by December 31,  2002,  as  originally planned.  .

         Total cash restructuring  costs in the first six months of 2002 were $6.2 million (primarily  severance and facility shut down costs) and the Company  anticipates  spending  another $27.8 million of such costs.  The remainder of the charge consists  primarily of employee termination  benefits paid over time for approximately 68 salaried and 192 hourly employees  (approximately 600 positions were originally  identified  for  elimination),  future  cash  payments  for  employee  benefits as required  under union  contracts,  lease termination and other facility exit costs.

The tables below present the reserve categories and related activity as of June 30, 2002 respectively:

                          January 1, 2002                                   June 30, 2002
                              Balance          Payments       Other (b)        Balance
                        -------------------- -------------- -------------- -----------------
                                                            --------------
Employee Separation            $21.2               ($4.3)         $0.4              $16.9
Facility Closing Costs          10.7                (1.9)         1.7                 8.8
                        --------------------------------------------------------------------
Total                          $31.9               ($6.2)         $2.1              $27.8 (a)
                        ==================== ============== ============== =================

(a)      Includes $6.0 million of other long-term liabilities as of June 30, 2002
(b)      Non-cash foreign currency translation impact and facility cost write-off reclassifications

(4) INVENTORIES

         All domestic  inventories  are stated at cost  determined by the last-in,  first-out  ("LIFO")  cost method,  not in excess of market.  Inventories  of  approximately  $58.2  million at June 30,  2002 and $48.1  million at  December  31,  2001,  at the  European subsidiaries  are stated at cost  determined by the first-in,  first-out  ("FIFO") cost method,  not in excess of market.  FIFO cost of
LIFO inventories approximated their LIFO value at June 30, 2002 and at December 31, 2001.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                          June 30,         December 31,
                                                                                            2002               2001
                                                                                            ----               ----

         Raw materials........................................................      $          27,916    $        27,216
         Work in process......................................................                 42,814             40,046
         Finished goods.......................................................                 41,098             33,414
                                                                                    -----------------    ---------------
                                                                                    $         111,828    $       100,676
                                                                                    =================    ===============
(5) BUSINESS SEGMENTS

         Management  monitors and  evaluates  business  performance,  customer base and market share for four  business  segments.  The segments have separate  management teams and distinct product lines. The Aerosol segment  primarily  produces steel aerosol  containers for personal care,  household,  automotive,  paint and industrial products.  The International  segment produces aerosol cans in Europe and Latin  America  (through  Formametal  S.A., a joint venture in  Argentina)  as well as steel food  packaging in Europe.  The Paint,
Plastic & General Line segment  produces round cans for paint and coatings,  oblong cans for such items as lighter fluid and turpentine as well as plastic containers for paint and industrial and consumer  products.  The Custom & Specialty segment produces a wide array of functional and decorative tins,  containers and other products.  In 2002, the Company realigned certain plants from the Paint,  Plastic
& General  Line  segment to the Custom & Specialty  segment.  The amounts for 2001 have been  reclassified  to reflect the 2002 segment realignment.

         The following is a summary of revenues from external  customers and income (loss) from  operations  for the quarterly  periods ended June 30, 2002 and July 1, 2001, respectively (000's omitted):

                                                                  Three Months Ended                 Six Months Ended
                                                            ------------------------------- -------------------------
                                                                  June 30,         July 1,        June 30,           July 1,
                                                                    2002            2001            2002              2001
                                                            --------------  --------------------------------  ------------
  REVENUES FROM EXTERNAL CUSTOMERS:
  Aerosol                                                          $96,900         $82,424        $183,364          $166,729
  International                                                     57,447          55,960         111,951           111,984
  Paint, Plastic & General Line                                     32,677          35,417          61,588            69,519
  Custom & Specialty                                                16,600          19,528          32,759            36,265
                                                                    -------         -------         -------           ------
  Total revenues                                                  $203,624        $193,329        $389,662          $384,497
                                                                  =========       =========       =========         ========

  INCOME (LOSS) FROM OPERATIONS:
  Aerosol                                                          $15,848         $14,173         $28,535           $27,462
  International                                                        325           3,992             109             6,508
  Paint, Plastic & General Line                                      3,350           3,536           5,626             7,299
  Custom & Specialty                                                  (355)          1,186             274             1,935
                                                                      ------         ------            ----            -----
  Total Segment Income From Operations                              19,168          22,887          34,544            43,204
  Corporate Expenses                                                (6,142)         (7,719)        (11,881)          (15,427)
  Interest Expense                                                 (14,100)        (14,407)        (27,843)          (29,211)
                                                                   ---------       ---------       ---------         --------
  Income (Loss) Before Income Taxes                                $(1,074)           $761         $(5,180)          $(1,434)
                                                                   =========          =====        =========         ========

 (6) COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                              June 30        December 31,
                                                                                               2002              2001
                                                                                               ----              ----
Foreign Currency Translation Adjustment ............................................        $(33,298) (a)      $(34,501)
Minimum Pension Liability Adjustment................................................            (288)              (288)
Unrealized Loss on Cash Flow Hedges.................................................          (3,896)            (3,862)
                                                                                        -------------    ---------------
Total Accumulated Other Comprehensive Loss..........................................         $(37,482)         $(38,651)
                                                                                        ==============   ===============

         (a) Includes an $18.1 million devaluation impact related to the investment in Formametal, which will not be settled in the foreseeable future.  The Company used the exchange rate of 3.85 pesos per U.S. dollar to calculate the translation adjustment.

         The components of  comprehensive  income (loss) for the quarterly  periods ended June 30, 2002 and July 1, 2001 are as follows
(000's omitted):

                                                                  Three Months Ended                 Six Months Ended
                                                            ------------------------------- -------------------------
                                                                June 30,        July 1,         June 30,           July 1,
                                                                  2002           2001             2002              2001
                                                            -------------- ---------------- ----------------  ----------
  Net Income (Loss)                                             $   (876)      $    423         $ (3,258)         $   (905)
  Unrealized Income (Loss) on Cash Flow Hedges (a)                (2,745)           150           (2,880)             (558)
  Foreign Currency Translation Adjustment                         14,127         (3,330)           1,203           (14,239)
                                                                --------       ---------        --------          ---------
  Comprehensive Income (Loss)                                   $ 10,506       $ (2,757)        $ (4,935)         $(15,702)
                                                                ========       =========        =========         =========

         (a) Net of  reclassification  of losses included in interest expense of $1.4 million and $2.8 million for the three months and six months ended June 30, 2002.

(7) SUBSIDIARY GUARANTOR INFORMATION

         The following presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent Guarantor"),  United
States Can Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary  Guarantor"),  and the  Issuer's  European
subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor Subsidiaries"),  as of June 30, 2002 and December 31, 2001
and for the  six-month  periods  ended June 30, 2002 and July 1, 2001.  Investments  in  subsidiaries  are  accounted for by the Parent
Guarantor,  the  Issuer  and the  Subsidiary  Guarantor  under  the  equity  method  for  purposes  of the  supplemental  consolidating presentation.  Earnings  of  subsidiaries  are,  therefore,  reflected  in  their  parent's  investment  accounts  and  earnings.  This consolidating information reflects the guarantors and non-guarantors of the Issuer's 12 3/8% senior subordinated notes due 2010.

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

                                                 U.S.CAN CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                For the SIX MONTHS ENDED JUNE 30, 2002
                                                              (unaudited)
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                  Corporation     Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)       Subsidiary)        Subsidiaries)     Eliminations  Consolidated
                                  ------------- -------------  ----------------- -------------------- ------------- -------------

NET SALES                             $     -      $ 277,711        $      -           $ 111,951           $    -      $ 389,662
COST OF SALES                               -        243,280               -             104,521                -        347,801
                                      --------     ----------       ---------          ----------          -------     ---------
    Gross income                            -         34,431               -               7,430                -         41,861
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   -         11,877                -              7,321                -         19,198
                                      --------     ----------       ---------          ----------          -------     ---------
    Operating income                        -         22,554                -                109                -         22,663
INTEREST EXPENSE                            -         23,394            3,268              1,181                -         27,843
EQUITY IN EARNINGS (LOSS)
  OF SUBSIDIARIES                       (3,258)       (2,742)          (1,182)                -              7,182            -
                                      --------     ---------        -----------        ---------           --------    --------
    Loss before income taxes            (3,258)       (3,582)          (4,450)            (1,072)            7,182        (5,180)
PROVISION (BENEFIT) FOR
  INCOME TAXES                              -           (324)          (1,992)               394                -         (1,922)
                                      --------     ---------        ---------          ---------           -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS             (3,258)       (3,258)          (2,458)            (1,466)            7,182        (3,258)
PREFERRED STOCK DIVIDEND
  REQUIREMENT                           (6,055)           -                -                  -                 -         (6,055)
                                      --------     ---------        ---------          ---------           -------     ---------
NET LOSS AVAILABLE
  FOR COMMON STOCKHOLDERS             $ (9,313)    $  (3,258)       $  (2,458)         $  (1,466)          $ 7,182     $  (9,313)
                                      ========     =========        =========          ==========          ========    =========

                                                 U.S.CAN CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 For the SIX MONTHS ENDED JULY 1, 2001
                                                              (unaudited)
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                  Corporation     Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)       Subsidiary)        Subsidiaries)     Eliminations  Consolidated
                                  ------------- -------------  ----------------- -------------------- ------------- -------------

NET SALES                           $       -     $  272,513      $        -          $   111,984       $       -     $  384,497
COST OF SALES                               -        235,819               -               97,866               -        333,685
                                    ----------    -----------     -----------         ------------      ----------    ----------
    Gross income                            -         36,694               -               14,118               -         50,812
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   -         14,629              796               7,610               -         23,035
                                    ----------    -----------     ------------        ------------      ----------    ----------
    Operating income                        -         22,065             (796)              6,508               -         27,777
INTEREST EXPENSE                            -         24,560            3,268               1,383               -         29,211
EQUITY IN EARNINGS (LOSS)
  OF SUBSIDIARIES                         (905)          625            1,581                   -           (1,301)            -
                                    ----------    -----------     ------------        -----------       ----------    ----------
    Income (loss) before income
taxes                                     (905)       (1,870)          (2,483)              5,125           (1,301)       (1,434)
PROVISION (BENEFIT) FOR
  INCOME TAXES                               -          (965)            (946)              1,382               -           (529)
                                    ----------    ----------      -----------         ------------      ----------    ----------
NET INCOME (LOSS) BEFORE
  PREFERRED STOCK DIVIDENDS               (905)         (905)          (1,537)              3,743           (1,301)         (905)
PREFERRED STOCK DIVIDEND
  REQUIREMENT                           (5,517)            -                -                   -                -        (5,517)
                                    ----------    ----------      -----------         -----------       ----------    ----------
NET INCOME (LOSS) AVAILABLE
  FOR COMMON STOCKHOLDERS           $   (6,422)   $     (905)     $    (1,537)        $     3,743       $   (1,301)   $   (6,422)
                                    ==========    ==========      ===========         ============      ==========    ==========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                          As of JUNE 30, 2002
                                                              (unaudited)
                                                            (000s omitted)
                                                                    USC May         USC Europe/ May
                                                   United        Verpackungen      Verpackungen GmbH
                                    U.S. Can     States Can         Holding            & Co., KG                        U.S. Can
                                  Corporation      Company        (Guarantor         (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)        Subsidiary)        Subsidiaries)     Eliminations   Consolidated
                                  ------------- -------------- ------------------  ------------------- -------------  -------------
CURRENT ASSETS:
     Cash and cash equivalents       $      -      $  11,906         $     -             $    4,607       $      -     $    16,513
     Accounts receivable......              -         60,873               -                 47,879              -         108,752
     Inventories..............              -         53,600             (600)               58,829              -         111,829
     Deferred income taxes and
other
       assets.................              -         28,506              463                14,574              -          43,543
                                     ---------     ---------         ---------           -----------      ---------    -----------
          Total current assets              -        154,885             (137)              125,889              -         280,637
 PROPERTY, PLANT AND
  EQUIPMENT, NET..............              -        149,734               -                 93,566              -         243,300
GOODWILL......................              -         40,610            1,544                27,003              -          69,157
OTHER NON-CURRENT ASSETS......              -         51,797            4,461                11,749              -          68,007
INTERCOMPANY
  ADVANCES....................              -        242,895               -                     -         (242,895)             -
INVESTMENT IN
  SUBSIDIARIES................               -        18,517           71,700                    -          (90,217)             -
                                     ---------     ---------         ---------           ----------       ---------    -----------
          Total assets........       $       -     $ 658,438         $ 77,568            $  258,207       $(333,112)   $   661,101
                                     =========     ==========        =========           ===========      =========    ===========

CURRENT LIABILITIES:
     Current maturities of
       long-term debt and
capital lease
obligations...................       $      -      $  10,709         $     -             $   16,555       $      -     $    27,264
     Accounts payable.........              -         62,097               -                 49,454              -         111,551
     Other current liabilities              -         48,719              578                19,488              -          68,785
                                     ---------     ---------         ---------           -----------      ---------    -----------
          Total current
liabilities...................              -        121,525              578                85,497              -         207,600
TOTAL LONG-TERM DEBT..........             854       505,988               -                 20,713              -         527,555
OTHER LONG-TERM
  LIABILITIES.................              -         46,615            1,079                 6,852              -          54,546
REDEEMABLE  PREFERRED
   STOCK......................         126,668            -                -                     -               -         126,668
INTERCOMPANY LOANS............         112,056            -            89,024                41,815        (242,895)             -
INVESTMENT IN
  SUBSIDIARIES................          15,690             -               -                     -          (15,690)             -
STOCKHOLDERS' EQUITY / (DEFICIT)      (255,268)      (15,690)         (13,113)              103,330         (74,527)      (255,268)
                                     ---------     ----------        --------            -----------      ----------   -----------
          Total liabilities and
            stockholders' equity     $       -     $ 658,438         $ 77,568            $  258,207       $(333,112)   $   661,101
                                     =========     =========         =========           ===========      =========    ===========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                        As of December 31, 2001
                                                            (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                   Verpackugen       Verpackugen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Guarantor       (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Subsidiary)      Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      8,249      $           -       $      6,494       $       -      $     14,743
     Accounts receivable......             -          51,806                   -            43,468                -           95,274
     Inventories..............             -          52,625                (600)           48,651                -          100,676
     Deferred income taxes and
other
       assets.................             -          26,518               1,049            10,142                -           37,709
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         139,198                 449           108,755                -          248,402
PROPERTY, PLANT AND
  EQUIPMENT, NET..............             -         152,779                   -            86,455                -          239,234
GOODWILL......................             -          40,611               1,544            24,282                -           66,437
OTHER NON-CURRENT ASSETS......             -          62,561                   -            17,716                -           80,277
INTERCOMPANY
  ADVANCES....................             -         239,414                   -                 -         (239,414)               -
INVESTMENT IN
  SUBSIDIARIES................             -          11,044              65,779                 -          (76,823)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    645,607      $       67,772      $    237,208       $ (316,237)    $    634,350
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES:
     Current maturities of
       long-term debt and
capital lease
obligations...................    $       -     $     12,801      $           -       $      2,182       $       -      $     14,983
     Accounts payable.........             -          47,995                   -            48,690                -           96,685
     Other current liabilities             -          51,834              (1,759)           22,362                -           72,437
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         112,630              (1,759)           73,234                -          184,105
liabilities...................
TOTAL LONG-TERM DEBT..........           854         499,339                   -            21,600                -          521,793
OTHER LONG-TERM
  LIABILITIES.................             -          47,239                 514             7,210                -           54,963
REDEEMABLE PREFERRED
  STOCK.......................       120,613               -                   -                 -                -          120,613
INTERCOMPANY LOANS............       112,056               -              86,775            40,583         (239,414)               -
INVESTMENT IN
  SUBSIDIARIES................        13,601               -                -                  -            (13,601)             -
STOCKHOLDERS' EQUITY /
(DEFICIT).....................      (247,124)        (13,601)            (17,758)           94,581          (63,222)        (247,124)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    645,607      $       67,772      $    237,208       $ (316,237)    $    634,350
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                              (unaudited)
                                                            (000s omitted)

                                               U.S. Can        United          USC May        USC Europe / May      U.S. Can
                                                                            Verpackungen
                                                             States Can        Holding          Verpackungen
                                              Corporation     Company        (Guarantor        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Subsidiary)        Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES             $     -        $  9,699       $  (4,524)           $ (9,336)        $  (4,161)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -          (6,765)             -               (4,271)          (11,036)
  Proceeds from the sale of property                   -             475              -                  116               591
  Advances to Formametal S.A.                          -            (133)             -                    -              (133)
                                                 --------       ---------      ---------            --------         ----------
    Net cash used in investing activities              -          (6,423)             -               (4,155)          (10,578)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances                     -          (4,179)          4,524                (345)                -
  Net borrowings under revolving line of
credit                                                 -           8,900              -                    -             8,900
  Payments of other long-term debt                     -          (4,340)             -               (1,349)           (5,689)
  Borrowings of other long-term debt                   -              -               -               13,750            13,750
                                             ------------   ------------  --------------     ---------------         ---------
    Net cash provided by financing
      activities                                       -             381           4,524              12,056            16,961
                                                 --------       --------       ----------           --------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                 -               -              -                 (452)             (452)
                                                 --------       --------       ---------            ---------        ----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            -           3,657              -               (1,887)            1,770
CASH AND CASH EQUIVALENTS, beginning
  of period                                            -           8,249              -                6,494            14,743
                                                 --------       ---------      ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period         $     -        $ 11,906       $      -             $  4,607         $  16,513
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
                                                              (unaudited)
                                                            (000s omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Guarantor        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Subsidiary)        Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES             $     -        $ (3,179)      $  (3,268)           $ (4,212)         $(10,659)
                                                 --------       --------       ---------            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -          (5,621)              -              (1,127)           (6,748)
  Acquisition of business                              -          (4,570)              -                  -             (4,570)
  Advances to Formametal S.A.                          -          (6,051)              -                  -             (6,051)
                                                 --------       --------       ---------            --------          --------
    Net cash used in investing activities              -         (16,242)              -              (1,127)          (17,369)
                                                 --------       --------       ---------            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances                     -          (5,540)          3,268               2,272                 -
  Net borrowings under revolving line of
credit                                                 -          29,500               -                   -            29,500
  Payments of long-term debt, including
capital lease
    obligations                                         -         (3,660)              -              (2,722)           (6,382)
                                                 --------       --------       ---------            --------          --------
    Net cash (used in) provided by
financing
      activities                                        -         20,300           3,268                (450)           23,118
                                                 --------       ---------      ----------           --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                  -              -               -                 392               392
                                                 --------       --------       ---------            ---------         --------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             -            879               -              (5,397)           (4,518)
CASH AND CASH EQUIVALENTS, beginning
  of period                                             -          2,275               -               8,509            10,784
                                                 --------       ---------      ---------            ---------         --------
CASH AND CASH EQUIVALENTS, end of period         $      -       $  3,154       $       -            $  3,112          $  6,266
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
restructuring  amounts;  asset impairments;  depreciable lives of assets;  goodwill impairments;  pension assumptions and tax valuation allowances.  Future events and their effects cannot be perceived with  certainty.  Accordingly,  our accounting  estimates  require the exercise of management's  current best reasonable judgment based on facts available.  The accounting  estimates used in the preparation of the  Consolidated  Financial  Statements  will change as new events occur, as more  experience is acquired,  as more  information is obtained and as the Company's operating  environments change.  Significant business or customer conditions could cause material changes to the amounts reflected in our financial  statements.  Accounting policies requiring  significant  management  judgments include those related to revenue recognition,  inventory valuation, accounts receivable allowances,  goodwill impairment,  restructuring reserves and interest rate exposure.

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

         The Company adopted  Statement of Financial  Accounting  Standards  (SFAS) No. 142 "Goodwill and Other  Intangible  Assets" on
January 1, 2002. Under this standard,  goodwill and  "indefinite-lived"  intangibles are no longer  amortized,  but are tested at least annually for  impairment.  The Company  identifies  potential  impairments  of goodwill by  comparing an estimated  fair value for each applicable  business unit to its respective  carrying  value.  The Company has engaged an  independent  appraisal firm to determine the fair market value of each  business.  The  independent  appraisal  firm used  discussions  with  management and business unit financial projections  as well as external  data in developing  these fair market  values.  Although the values were assessed  using a variety of internal and external sources, future events may cause reassessments of these values and related goodwill impairments.

         The  appraisal  firm has  completed  the initial  impairment  test and has  determined  that a non-cash  impairment  charge is required for the Custom & Specialty  and  International  segments.  The Company is  currently  measuring  the amount of the  impairment charge and will report the charge,  retroactive  to the first  quarter of 2002,  upon  completion  of the  assessment.  The  impairment charge will have no impact on compliance with covenants under its lending agreements.

         Several  restructuring  programs are underway in order to streamline  operations and reduce costs. The Company has established reserves  and  recorded  charges  against such  reserves,  to cover the costs to  implement  the  programs.  The  estimated  costs were
determined  based  on  contractual  arrangements,   quotes  from  contractors,  similar  historical  activities  and  other  judgmental determinations.  Actual costs may differ from those  estimated.  The FASB issued SFAS No. 146  "Accounting  for Costs  Associated  With
Exit or Disposal  Activities",  in July 2002. The Company will adopt SFAS No. 146 for any exit or disposal  activities  initiated after
December 31, 2002.

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

Results of Operations

Three month period ended June 30, 2002, as compared to the three month period ended July 1, 2001

         Consolidated  net sales for the three  months ended June 30, 2002 were $203.6  million as compared to $193.3  million in 2001, an increase of 5.3%. Along business  segment lines,  Aerosol net sales for second quarter of 2002 increased to $96.9 million from $82.4 million for the same period in 2001, a 17.6% increase,  due principally to increased unit volume ($19.5  million),  offset partially by a change  in  customer  mix and the 2002  effect of  pricing  concessions  granted  in 2001  ($5.0  million).  International  net sales increased  to $57.4  million  for the second  quarter of 2002 from $56.0  million for the second  quarter of 2001,  an increase of $1.4 million or 2.7%.  International  net sales were  positively  impacted  by the  translation  of sales made in foreign  currencies  ($3.3 million) based upon using the same average U.S dollar  exchange rates in effect during the second quarter of 2001, the positive  impact of increased  May  Verpackungen  unit volumes  ($1.7  million),  partially  offset by a decline in European  aerosol unit volumes ($2.8 million)  and changes in customer mix ($0.8  million).  Paint,  Plastic & General Line net sales  decreased  $2.7  million,  from $35.4 million for the second  quarter of 2001 to $32.7  million for the second  quarter of 2002.  This  decrease  was due  primarily to lower volume  caused by the closing of our Dallas  plant and changes in customer  mix in our Paint,  Plastic & General  line  business  ($0.9 million) coupled with falling resin prices in our plastics business which are contractually  passed on to customers ($1.8 million).  In the Custom & Specialty  segment,  sales  decreased  15.0% from $19.5  million for the second  quarter of 2001 to $16.6  million for the second quarter of 2002, driven primarily by a decline in volume.

         Consolidated  cost of goods sold increased  $13.8 million  to $180.7 million for the three months ended June 30, 2002 from the same quarter in 2001. The principal  reasons for the increase  included  additional  volume in U.S.  aerosol ($16.1 million) and at May
Verpackungen  ($1.4 million),  combined with  production  inefficiencies  at one May  Verpackungen  facility ($1.3 million),  operating inefficiencies in the U.K. due to costs of our Southall  facility,  which is to be closed in the third quarter,  ($1.5 million) and the foreign  currency  translation  impact on costs ($3.0  million)  based upon using the same average U.S dollar  exchange rates in effect during the second  quarter of 2001.  The increase was  partially  offset by decreased  costs  resulting  from a decline in resin prices
($2.3 million),  a change in U.S.  production mix and efficiencies  ($4.8 million) and European aerosol volume declines ($2.4 million).
Gross profit margin of 11.2% in the second  quarter of 2002 decreased 2.4  percentage  points from the second quarter of 2001.  Factors contributing to the decline include a change in customer mix and pricing  concessions  granted in 2001 in U.S.  aerosol (2.6 percentage points),  the  aforementioned  inefficiencies in the U.K. (0.9 percentage  points),  and manufacturing  inefficiencies in the Company's food can operations (0.9 percentage  points) offset by U.S. volume related  efficiencies (1.8 percentage  points).  The Company expects to improve gross margins upon completion of its  restructuring  programs as 2002 progresses.  These include the closure of the Southall
U.K. integrated plant, the Burns Harbor lithography facility, and one Custom and Specialty plant.

         Selling,  general and administrative  costs decreased from $11.2 million for the second quarter of 2001 to $9.9 million in the second  quarter of 2002  primarily due to the lack of goodwill  amortization  in the second  quarter of 2002 and positive  results from
Company-wide  cost saving  programs  initiated in 2001.  In  connection  with the  adoption of SFAS 142  Goodwill and Other  Intangible
Assets, the Company has ceased the amortization of goodwill.  Second quarter 2001 selling,  general and administrative expense included
$0.8 million of goodwill amortization.
...................
         Interest  expense in the second quarter of 2002 decreased  2.1%, or $0.3 million,  versus the same period of 2001 due to lower interest rates ($0.8 million) partially offset by higher average borrowings ($0.5 million).

         Payment in kind  dividends of $3.1 million and $2.8 million on the  redeemable  preferred  stock were  recorded for the second quarters of 2002 and 2001, respectively.

Six month period ended June 30, 2002, as compared to the six month period ended July 1, 2001

         Net sales for the six-month  period ended June 30, 2002,  totaled $389.7  million,  a 1.3% increase  versus the  corresponding period in 2001.  Along  business  segment  lines,  Aerosol net sales in the first half of 2002 were $183.4  million,  a 10.0%  increase versus the same period last year. The increase is primarily due to an increase in U.S.  volumes  ($24.0  million)  partially  offset by the  pricing  impacts  resulting  from a change in  customer  mix and the 2002  effect of  pricing  concessions  granted  in 2001 ($7.3 million).  International  sales  were flat at  $112.0  million  for the first  half of 2002 and  2001.  Paint,  Plastic & General  Line segment sales  decreased  11.4% to $61.6  million.  This decrease was due primarily to lower volume caused by the closing of our Dallas plant ($3.1  million) and changes in customer mix in our paint and general line  business  ($1.3  million)  coupled with falling  resin prices in our plastics  business  that are  contractually  passed on to customers  ($3.5  million).  Custom & Specialty  sales of $32.8 million decreased from the $36.3 million for the first half of 2001, driven primarily by a decline in volume.

         Consolidated cost of goods sold of $347.8 million for the first half of 2002 increased  $14.1 million,  or 4.2%, from the same period in 2001.  The  principal  reasons for the  increase  were the volume  increases  experienced  in domestic  aerosol  sales ($20.0 million) and at May Verpackungen ($1.0 million),  supply chain and manufacturing  inefficiencies  experienced at May ($4.7 million) and operating  inefficiencies in the U.K. ($2.4 million) partially offset by a change in domestic  volume/manufacturing mix ($8.5 million), the positive  impact  received from a decline in resin prices ($3.6  million) and European  aerosol  volume  declines  ($1.9  million).
Gross income of $41.9 million for the six-month period ended June 30, 2002 decreased $9.0 million,  or 17.6%,  versus the corresponding period of 2001.  Gross profit  margin of 10.7% for the first six months of 2002  decreased  2.5% from the same period in 2001.  Factors contributing  to the decline in margin  percentage  included a change in  customer  mix and  pricing  concessions  granted in 2001 (1.9 percentage  points),  operating costs and inefficiencies in the U.K (0.8 percentage points),  and production  inefficiencies at one May manufacturing  facility (1.0  percentage  points) offset by U.S.  aerosol volume  related  efficiencies  (1.2  percentage  points).  As discussed  previously,  the Company expects to improve gross margins upon completion of its restructuring  programs as 2002 progresses.
The  consolidation  of two plastic  facilities  into a new  manufacturing  facility,  which began in 2001,  was  completed in the first quarter of 2002.

         Selling,  general,  and  administrative  expenses  were $19.2  million in the first half of 2002, a $3.8  million  decrease in comparison  to the same period of 2001 due to the lack of goodwill  amortization  in the first half of 2002 and  positive  results from
Company-wide  cost saving programs  initiated in 2001. As previously  discussed,  the Company has ceased the  amortization of goodwill.
The goodwill amortization for the first six months of 2001 was $1.5 million.

         Interest  expense  decreased  $1.4 million  from $29.2  million for the first six months of 2001 versus $27.8  million for the same period in 2002 due to lower interest rates ($2.3 million) partially offset by higher average borrowings ($0.9 million).

         Payment in kind  dividends of $6.1  million and $5.5  million on the  redeemable  preferred  stock were  recorded in the first half of 2002 and 2001, respectively.

Liquidity and Capital Resources

         During the first half of 2002,  liquidity  needs were met through  internally  generated cash flow and  borrowings  made under credit lines.  Principal  liquidity  needs  included  operating  costs,  working  capital and capital  expenditures.  Cash flow used by operations  was $4.2 million for the six months ended June 30,  2002,  compared to cash used of $10.7  million for the six months ended
July 1, 2001.  The decreased use of cash by operations is due primarily to improved collections of customer receivable balances.

         The  Company  initiated  several  restructuring  programs  in 2001,  consisting  of  closing  five  manufacturing  facilities, consolidating  two Georgia  plastics  facilities  into a new  facility in Georgia  and offered a voluntary  termination  program to all corporate  office  salaried  employees.  In the first  quarter  of 2002,  the  Company  consolidated  the two  facilities  into one new facility.  Three of the five  facilities  identified  for closure have ceased  operations  as of the end of the second  quarter and the remaining  two are expected to be closed by the end of the year.  Total cash  restructuring  costs in the first six months of 2002 were
$6.2 million  (primarily  severance and facility shut down costs) and the Company  anticipates  spending  another $27.8 million of such costs.  The Company  does not expect to realize a full year of  earnings  benefit  until  2003.  Cash  restructuring  expenditures  are classified as cash used for operations.

         Net cash used in investing  activities  was $10.6  million  (primarily  capital  spending,  including  $4.1 million of capital expenditures  in  connection  with the Company's  restructuring  programs) for the first half of 2002, as compared to $17.4 million for the first half of 2001.  First half 2001 investing  activities  included capital  spending,  the acquisition of certain assets of Olive
Can Company and advances to Formametal S.A. ("Formametal") to finance Formametal's debt repayment and working capital needs.

         Net cash  provided by financing  activities  in the first six months of 2002 was $17.0  million,  versus $23.1 million for the same period in 2001. The primary  financing  sources were  borrowings  under the revolving  credit portion of the Senior Secured Credit
Facility and unsecured  revolving  lines of credit granted by various banks to fund the seasonal  working  capital  requirements of May
Verpackungen.  The unsecured  revolving  lines granted to May  Verpackungen  may be terminated by the offering  banks upon given notice periods.  In August 2002, May  Verpackungen  agreed to repay $4.5 million euros in the fourth  quarter of 2002 from May  Verpackungen's operating  cash flow. The Senior Secured Credit  Facility and the Notes contain a number of financial and  restrictive  covenants.  The
Company was in compliance with all of the required financial ratios and other covenants as of June 30, 2002.

         At June 30, 2002,  $65.0 million had been  borrowed  under the $110.0  million  revolving  loan portion of the Senior  Secured
Credit Facility.  Letters of Credit of $10.4 million were also outstanding  securing the Company's  obligations under various insurance programs and other contractual agreements.

         At existing levels of operations,  cash generated from operations  together with amounts to be drawn from the revolving credit facility,  are expected to be adequate to meet anticipated debt service  requirements,  restructuring  costs,  capital expenditures and working  capital  needs.  Future  operating  performance  and the ability to service or  refinance  the notes,  to  service,  extend or refinance  the Senior  Secured  Credit  Facility  and to redeem or refinance  our  preferred  stock will be subject to future  economic conditions and to financial, business and other factors, many of which are beyond management's control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management does not believe the Company's exposure to market risk has significantly changed since year-end 2001.

                                                                PART II

                                                           OTHER INFORMATION
Item 1. Legal Proceedings

New Castle, PA Self-Discovery

   In May 2002, the Company met with Pennsylvania  Department of Environmental  Protection (PDEP) officials and reached an agreement in principle  to resolve this matter by entering  into a Consent  Assessment  of Civil  Penalty for a de minimis  amount.  The Company and
PDEP currently are negotiating a definitive agreement memorializing their agreement in principle.

National Labor Relations Board/IPJO Case

   The Company has agreed with the United  Steelworkers of America to settle this  inter-plant  job opportunity  case. On May 30, 2002, the National Labor  Relations Board approved the  settlement.  Under the  settlement,  the Company will pay $1.8 million in backpay and interest,  as well as make certain  pension  adjustments  that are not expected to have a material  effect on the Company.  The Company made payments in July 2002.

Item 6. Exhibits and Reports On Form 8-K

         (a)      Exhibits

Exhibit
Number                     .........Exhibit Description
---------------------------------------------------------------------------------------------------------------------------
99.1     Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, As Adopted Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  None

                                                         SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date: August 13, 2002                                                          By:  /s/ John L. Workman
                                                                                   -----------------------
                                                                                  John L. Workman
                                                                                  Executive Vice President and
                                                                                  Chief Financial Officer