Form 10-Q
period 2002-09-29
US CAN CORP
filed 2002-11-12
CIK 895726

=======================================================================================================================

                                                     UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       FORM 10-Q

                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                          THE SECURITIES EXCHANGE ACT OF 1934
                                   For the Quarterly Period Ended September 29, 2002

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

                                                       Yes |X| No |_|

         As of October 31, 2002, 53,333,333 shares of Common Stock were outstanding.

=======================================================================================================================

                                         U.S. CAN CORPORATION AND SUBSIDIARIES

                                                       FORM 10-Q

                                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

                                                   TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Statements of Operations for the Three and Nine Months Ended
                 September 29, 2002 and September 30, 2001........................................................     3

                 Consolidated Balance Sheets as of September 29, 2002 and December 31, 2001.......................     4

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 29, 2002 and September 30, 2001........................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    21

Item 6.          Exhibits and Reports on Form 8-K.................................................................    22

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

25

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (000's omitted)

                                                                      For The                              For The
                                                                Three Months Ended                    Nine Months Ended
                                                         ----------------------------------   ----------------------------------
                                                          September 29,     September 30,      September 29,     September 30,
                                                              2002              2001               2002              2001
                                                         ----------------  ----------------   ----------------  ----------------
                                                                                      (unaudited)
Net Sales                                                  $   205,474       $   204,175        $   595,136       $   588,672
Cost of Sales                                                  185,674           180,445            533,475           514,130
                                                           -----------       -----------        -----------       -----------
     Gross Income                                               19,800            23,730             61,661            74,542
Selling, General and Administrative Expenses                     9,373            11,603             28,571            34,638
Special Charges                                                  5,071              (284)             5,071              (284)
                                                           -----------       ------------       -----------       ------------
     Operating Income                                            5,356            12,411             28,019            40,188
Interest Expense                                                13,136            14,312             40,979            43,523
                                                           -----------       -----------        -----------       -----------
     Loss Before Income Taxes                                   (7,780)           (1,901)           (12,960)           (3,335)
Benefit for Income Taxes                                        (2,551)             (475)            (4,473)           (1,004)
                                                           ------------      ------------       -----------       -----------
Net Loss Before Preferred Stock Dividends                       (5,229)           (1,426)            (8,487)           (2,331)
Preferred Stock Dividend Requirement                            (3,158)           (2,862)            (9,213)           (8,379)
                                                           -----------       -----------        -----------       -----------
Net Loss Attributable to Common Stockholders               $    (8,387)      $    (4,288)       $   (17,700)      $   (10,710)
                                                           ===========       ===========        ===========       ===========

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        (000's omitted, except per share data)

                                                                                  September 29,        December 31,
                                     ASSETS                                            2002                2001
                                                                                 -----------------   ------------------
CURRENT ASSETS:                                                                    (Unaudited)
      Cash and cash equivalents                                                    $       13,852      $       14,743
      Accounts receivable, net of allowances                                              103,961              95,274
      Inventories                                                                         110,525             100,676
      Deferred income taxes                                                                22,058              21,977
      Other current assets                                                                 18,531              15,732
                                                                                 -----------------   ------------------
          Total current assets                                                            268,927             248,402

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                      239,868                  239,234

GOODWILL, less accumulated amortization                                                    68,871              66,437

OTHER NON-CURRENT ASSETS                                                                   67,915              80,277
                                                                                 -----------------   ------------------
          Total assets                                                             $      645,581      $      634,350
                                                                                 =================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations           $       27,824      $       14,983
      Accounts payable                                                                    100,109              96,685
      Accrued expenses                                                                     52,678              45,437
      Restructuring reserves                                                               17,323              25,945
      Income taxes payable                                                                     -                1,055
                                                                                 -----------------   ------------------
          Total current liabilities                                                       197,934             184,105

LONG-TERM DEBT                                                                            526,839             521,793

DEFERRED INCOME TAXES PAYABLE                                                                 583               1,162

OTHER LONG-TERM LIABILITIES                                                                53,850              53,801
                                                                                 -----------------   ------------------

          Total liabilities                                                               779,206             760,861

REDEEMABLE PREFERRED STOCK                                                                129,826             120,613

STOCKHOLDERS' EQUITY:
      Common stock, $0.01 par value                                                           533                 533
      Additional paid in capital                                                           52,800              52,800
      Accumulated other comprehensive loss                                                (37,278)            (38,651)
      Accumulated deficit                                                                (279,506)           (261,806)
                                                                                 -----------------   ------------------
          Total stockholders' equity / (deficit)                                         (263,451)           (247,124)
                                                                                 -----------------   ------------------
              Total liabilities and stockholders' equity                           $      645,581      $      634,350
                                                                                 =================   ==================

                            The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (000's omitted)

                                                                                           For the Nine Months Ended
                                                                                       September 29,
                                                                                           2002          September 30, 2001
                                                                                     ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net loss before preferred stock dividends requirements                                 $    (8,487)        $    (2,331)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
      Depreciation and amortization                                                           27,320              27,323
      Special Charges                                                                          5,071                (284)
      Deferred income taxes                                                                   (4,473)             (1,004)
  Change in operating assets and liabilities, net of effect of acquired businesses:
      Accounts receivable                                                                     (4,605)            (25,045)
      Inventories                                                                             (5,040)                149
      Accounts payable                                                                          (870)              1,297
      Accrued expenses                                                                        (9,324)              2,570
      Other, net                                                                              (4,178)             (8,700)
                                                                                         ------------        -----------
          Net cash used in operating activities                                               (4,586)             (6,025)
                                                                                         ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including restructuring capital                                      (18,537)            (13,385)
  Acquisition of business, net of cash acquired                                                   -               (4,198)
  Proceeds from sale of property                                                               5,763                  -
  Investment in Formametal S.A.                                                                 (133)             (7,850)
                                                                                         ------------        -----------
          Net cash used in investing activities                                              (12,907)            (25,433)
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit                                           18,438              30,300
   Borrowings of other debt                                                                    7,126                  -
  Payments of other debt, including capital lease obligations                                 (8,437)             (2,205)
                                                                                         ------------        ------------
          Net cash provided by financing activities                                           17,127              28,095
                                                                                         ------------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (525)                126
                                                                                         -------------       -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                           (891)             (3,237)
CASH AND CASH EQUIVALENTS, beginning of year                                                  14,743              10,784
                                                                                         ------------        -----------
CASH AND CASH EQUIVALENTS, end of period                                                 $    13,852         $     7,547
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
                                                  September 29, 2002
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

          NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial  Accounting  Standards (SFAS) No. 141, Business
Combinations.  SFAS No. 141 modifies the method of  accounting  for business  combinations  entered into after June 30,
2001 and addresses the accounting for acquired  intangible  assets. All business  combinations  entered into after June
30, 2001, are accounted for using the purchase method.

         The Company  adopted SFAS No. 142 "Goodwill  and Other  Intangible  Assets" on January 1, 2002.  This standard
provides  accounting  and  disclosure   guidance  for  acquired   intangibles.   Under  this  standard,   goodwill  and
"indefinite-lived"  intangibles are no longer  amortized,  but are tested at least annually for  impairment.  Effective
January 1, 2002, the Company has ceased  amortization of goodwill.  The Company recorded goodwill  amortization of $0.7 million for the third  quarter of 2001 and $2.1 million for the nine months  ended  September  30,  2001.  SFAS No. 142 requires the Company to make an initial  assessment of goodwill  impairment  within six months after the adoption date.
The initial step is designed to identify  potential  goodwill  impairment by comparing an estimated fair value for each applicable  reporting unit to its respective  carrying value.  For the reporting units where the carrying value exceeds fair value, a second step must be performed by year-end 2002 to measure the amount of the goodwill impairment.

         The Company has completed the initial impairment test and has determined that a non-cash  impairment charge is required in the Custom & Specialty  and  International  segments.  The Company is currently  quantifying  the amount of the impairment charge.  Upon completion of the analysis,  the Company will report the charge,  retroactive to the first quarter of 2002,  as a  cumulative  effect of a change in  accounting.  The  impairment  charge  will have no impact on covenant compliance under the Senior Secured Credit Agreement.

         Pursuant to SFAS No. 142, the results for 2001 have not been restated.  A  reconciliation  of net income as if
SFAS 142 had been adopted is presented below for the three months and nine months ended September 30, 2001.

                                                                         Three Months Ended             Nine Months Ended
                                                                         September 30, 2001            September 30, 2001
                                                                      --------------------------    --------------------------
                                                                           (in thousands)                (in thousands)
Reported Net Loss Attributable to Common Stockholders                           $      (4,288)               $      (10,710)
Add back:  Goodwill amortization (net of tax)                                             439                         1,420
                                                                                 ------------                --------------
Adjusted Net Loss Attributable to Common Stockholders                           $      (3,849)                $      (9,290)
                                                                                ==============                ==============

         SFAS No. 144,  "Accounting  for the  Impairment or Disposal of Long-Lived  Assets," was issued in August 2001.
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

         The FASB issued SFAS No. 146  "Accounting  for Costs  Associated  With Exit or Disposal  Activities",  in July
2002.  SFAS No. 146 requires that a liability  for a cost  associated  with an exit or disposal  activity be recognized when the liability is incurred.  SFAS No. 146  supercedes  the guidance of Emerging  Issues Task Force  ("EITF")  Issue
No. 94-3 "Liability  Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity",  which required that  liabilities  for exit costs be recognized  at the date of an entity's  commitment to an exit plan.  SFAS
No. 146 is effective for exit or disposal  activities  that are  initiated  after  December 31, 2002.  The Company will adopt SFAS No. 146 for any exit disposal activities initiated after such date.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company  paid  interest of  approximately  $30.9  million and $36.5  million  during the nine months ended
September  29, 2002 and  September  30,  2001,  respectively.  The Company paid $1.5 million in income taxes during the nine months ended September 29, 2002 and no income taxes were paid for the nine months ended September 30, 2001.

(3) SPECIAL CHARGES

         The Company initiated several  restructuring  programs in 2001,  consisting of a voluntary termination program
offered  to  all  corporate  office  salaried  employees,   the  closure  of  five  manufacturing  facilities  and  the consolidation of two Georgia plastics facilities into a new facility.

         As of  September  29,  2002,  the Company has closed a paint can  manufacturing  facility  and a warehouse  in
Baltimore,  Maryland,  ceased operations in Dallas,  Texas, closed a Custom & Specialty plant located in the Baltimore,
Maryland  area and closed the  Southall,  England  manufacturing  facility.  The Company  has also closed two  plastics facilities  in Georgia and  transferred  production  to a new  facility in Atlanta,  Georgia.  The closure of the Burns
Harbor,  Indiana lithography facility,  scheduled to be completed by year-end,  will complete the restructuring program established in 2001, as originally planned.

2002
----

         During the third quarter of 2002, the restructuring  reserves  established in 2001 were reassessed,  resulting in an  additional  charge of  approximately  $5.1  million.  The  increased  reserves are  primarily  due to additional employee  separation  costs of $4.4  million  and  facility  carrying  costs of $2.1  million.  Additionally,  employee separation costs related to our Burns Harbor facility closing have been  reassessed,  resulting in a reserve  reduction of $1.4 million.  The increased  employee  separation  costs are primarily due to larger  payments made to employees of the Southall,  England plant as a result of the extension of the closure  period and to the  elimination  of additional positions in connection  with the 2001  corporate  termination  program.  Facility  closing costs were  reassessed as a result of recent landlord negotiations.

         Total cash payments in the first nine months of 2002 were $15.9 million and the Company  anticipates  spending another  $23.3  million over the next  several  years.  The  remainder  of the reserve  consists  primarily of employee termination  benefits  paid over time for  approximately  78  salaried  and 144  hourly  employees  (approximately  600 positions were originally  identified for  elimination),  future cash payments for employee  benefits as required under union contracts, lease termination and other facility exit costs.

The table below presents the reserve categories and related activity as of September 29, 2002:

                           January 1, 2002          Net                                            September 29, 2002
                               Balance           Additions         Payments        Other (b)             Balance
                           -----------------    -------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    -------------    --------------------
Employee Separation                   $21.2             $3.0          ($12.4)             $0.6               $12.4
Facility Closing Costs                 10.7              2.1            (3.5)              1.6                    10.9
                           -----------------    -------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    -------------    --------------------
Total                                 $31.9             $5.1          ($15.9)             $2.2               $23.3 (a)
                           =================    =============    =============    =============    ====================
                           =================    =============    =============    =============    ====================

(a)      Includes $6.0 million of other long-term liabilities as of September 29, 2002.
(b)      Non-cash foreign currency translation impact and facility cost write-off reclassifications.

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

         Based on the  lithography  needs of the Custom & Specialty  business,  which has  increased as a result of the
Olive Can  acquisition,  the Company  decided to keep open a lithography  facility,  which  supports  this  segment.  A reserve for the closure of this  lithography  facility was established at the end of 1998.  Accordingly,  this reserve, along with various  lesser  reserves  that were no longer  required,  were reversed in the third quarter of 2001 in the amount of $7.3 million.

(4) INVENTORIES

All domestic  inventories are stated at cost determined by the last-in,  first-out  ("LIFO") cost method, not in excess of market.  Inventories  of  approximately  $54.9 million at September 29, 2002 and $48.1 million at December 31, 2001, at the European  subsidiaries  are stated at cost determined by the first-in,  first-out  ("FIFO") cost method,  not in excess of market.  FIFO cost of LIFO  inventories  approximated  their LIFO value at September 29, 2002 and at December
31, 2001.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                        September 29,      December 31,
                                                                                            2002               2001
                                                                                            ----               ----

         Raw materials........................................................      $          26,768    $        27,216
         Work in process......................................................                 45,880             40,046
         Finished goods.......................................................                 37,877             33,414
                                                                                    -----------------    ---------------
                                                                                    $         110,525    $       100,676
                                                                                    =================    ===============

(5) BUSINESS SEGMENTS

         Management  monitors and  evaluates  business  performance,  customer  base and market share for four business segments.  The segments have separate  management  teams and distinct  product  lines.  The Aerosol  segment  primarily produces  steel aerosol  containers for personal  care,  household,  automotive,  paint and  industrial  products.  The
International  segment produces  aerosol cans in Europe and Latin America (through  Formametal S.A., a joint venture in
Argentina) as well as steel food  packaging in Europe.  The Paint,  Plastic & General Line segment  produces round cans for paint and coatings,  oblong cans for such items as lighter fluid and  turpentine as well as plastic  containers for paint and  industrial and consumer  products.  The Custom & Specialty  segment  produces a wide array of functional and decorative  tins,  containers  and other  products.  In 2002,  the  Company  realigned  certain  plants from the Paint,
Plastic & General  Line to the Custom &  Specialty  segments.  The amounts  for 2001 were  reclassified  to reflect the realignment.

         The  following is a summary of revenues from external  customers  and income  (loss) from  operations  for the quarterly periods ended September 29, 2002 and September 30, 2001, respectively (000's omitted):

                                                                      Three Months Ended              Nine Months Ended
                                                            ------------------------------- ---------------------------
                                                                September 29,   September 30,   September 29,     September 30,
                                                                    2002            2001            2002              2001
                                                            --------------  --------------------------------  ------------
  REVENUES FROM EXTERNAL CUSTOMERS:
  Aerosol                                                          $93,550         $87,037        $276,914          $253,766
  International                                                     62,935          59,735         174,886           171,719
  Paint, Plastic & General Line                                     29,862          33,819          91,450           103,338
  Custom & Specialty                                                19,127          23,584          51,886            59,849
                                                                    -------         -------         -------           ------
  Total revenues                                                  $205,474        $204,175        $595,136          $588,672
                                                                  =========       =========       =========         ========

  INCOME (LOSS) FROM OPERATIONS:
  Aerosol                                                          $15,159         $12,345         $43,694           $39,807
  International                                                        (10)          1,033              99             7,541
  Paint, Plastic & General Line                                      1,700           4,257           7,326            11,556
  Custom & Specialty                                                  (426)          1,840            (152)            3,775
                                                                      ------         ------           ------           -----
  Total Segment Income From Operations                              16,423          19,475          50,967            62,679
  Corporate Expenses                                               (11,067)         (7,064)        (22,948)          (22,491)
  Interest Expense                                                 (13,136)        (14,312)        (40,979)          (43,523)
                                                                   ---------       ---------       ---------         --------
  Loss Before Income Taxes                                         $(7,780)        $(1,901)       $(12,960)          $(3,335)
                                                                   =========       =========      ==========         ========

(6) COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                           September 29,     December 31,
                                                                                               2002              2001
                                                                                               ----              ----
Foreign Currency Translation Adjustment ............................................        $(32,800) (a)      $(34,501)
Minimum Pension Liability Adjustment................................................            (288)              (288)
Unrealized Loss on Cash Flow Hedges.................................................          (4,190)            (3,862)
                                                                                        -------------    ---------------
Total Accumulated Other Comprehensive Loss..........................................         $(37,278)         $(38,651)
                                                                                        ==============   ===============

         (a) Includes a $17.9 million devaluation impact related to the investment in Formametal, which will not be settled in the foreseeable future.  The Company used the exchange rate of 3.72 pesos per U.S. dollar to calculate the translation adjustment for Formametal.

The  components of  comprehensive  income  (loss) for the three and nine months ended  September 29, 2002 and September
30, 2001 are as follows (000's omitted):

                                                                  Three Months Ended                 Nine Months Ended
                                                            ------------------------------- --------------------------
                                                              September 29,  September 30,    September 29,     September 30,
                                                                  2002           2001             2002              2001
                                                            -------------- ---------------- ----------------  ----------
  Net Loss                                                      $ (5,229)      $ (1,426)        $ (8,487)         $ (2,331)
  Unrealized Loss on Cash Flow Hedges (a)                         (1,746)        (2,576)          (4,626)           (4,662)
  Foreign Currency Translation Adjustment                            498          7,146            1,701            (7,093)
                                                                --------       --------         --------          ---------
  Comprehensive Income (Loss)                                   $ (6,477)      $  3,144         $(11,412)         $(14,086)
                                                                =========      ========         =========         =========

(a)      Net of  reclassification  of losses included in net loss of $1.5 million and $4.3 million for the three months and nine months ended September 29, 2002.

(7) SUBSEQUENT EVENTS

         On October 24,  2002,  the Company  announced  that Paul Jones had  resigned  as Chief  Executive  Officer and
Chairman  of the Board of the  Company  and from all other  management  and board  positions  with the  Company and its subsidiaries.  A definitive agreement has not yet been executed,  however,  potential separation costs are not expected to be material to the Company's financial position or results of operations.

(8) SUBSIDIARY GUARANTOR INFORMATION

         The following  presents the  condensed  consolidating  financial  data for U.S. Can  Corporation  (the "Parent
Guarantor"),   United  States  Can  Company  (the  "Issuer"),  USC  May  Verpackungen  Holding Inc.   (the  "Subsidiary
Guarantor"),  and the Issuer's European  subsidiaries,  including May Verpackungen  GmbH & Co., KG (the  "Non-Guarantor
Subsidiaries"),  as of September  29, 2002 and December 31, 2001 and for the  nine-month  periods  ended  September 29,
2002 and September 30, 2001.  Investments in  subsidiaries  are accounted for by the Parent  Guarantor,  the Issuer and the  Subsidiary  Guarantor  under the equity  method  for  purposes  of the  supplemental  consolidating  presentation.
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

                                         U.S. CAN CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                     For the Nine MONTHS ENDED SEptember 29, 2002
                                                      (unaudited)
                                                    (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                  Corporation     Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)       Subsidiary)        Subsidiaries)     Eliminations  Consolidated
                                  ------------- -------------  ----------------- -------------------- ------------- -------------

NET SALES                             $     -      $ 420,250        $      -           $ 174,886           $    -      $ 595,136
COST OF SALES                               -        369,379               -             164,096                -        533,475
                                      --------     ----------       ---------          ----------          -------     ---------
    Gross income                            -         50,871               -              10,790                -         61,661
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   -         17,880                -             10,691                -         28,571
SPECIAL CHARGES                             -          2,367                -              2,704                -          5,071
                                      --------     ----------       ---------          ---------           -------     ---------
    Operating income (loss)                 -         30,624                -             (2,605)               -         28,019
INTEREST EXPENSE                            -         34,182            4,886              1,911                -         40,979
EQUITY IN LOSS
  OF SUBSIDIARIES                       (8,487)       (6,291)          (1,120)                -             15,898            -
                                      --------     ---------        -----------        ---------           --------    --------
    Loss before income taxes            (8,487)       (9,849)          (6,006)            (4,516)           15,898       (12,960)
BENEFIT FOR
  INCOME TAXES                              -         (1,362)          (2,572)              (539)               -         (4,473)
                                      --------     ---------        ---------          ----------          -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS             (8,487)       (8,487)          (3,434)            (3,977)           15,898        (8,487)
PREFERRED STOCK DIVIDEND
  REQUIREMENT                           (9,213)           -                -                  -                 -         (9,213)
                                      --------     ---------        ---------          ---------           -------     ---------
NET LOSS ATTRIBUTABLE
  TO COMMON STOCKHOLDERS              $(17,700)    $  (8,487)       $  (3,434)         $  (3,977)          $15,898     $ (17,700)
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

                                         U.S. CAN CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                     For the NINE MONTHS ENDED September 30, 2001
                                                      (unaudited)
                                                    (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                  Corporation     Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)       Subsidiary)        Subsidiaries)     Eliminations  Consolidated
                                  ------------- -------------  ----------------- -------------------- ------------- -------------

NET SALES                           $       -     $  416,953      $        -          $   171,719       $       -     $  588,672
COST OF SALES                               -        361,814               -              152,316               -        514,130
                                    ----------    -----------     -----------         ------------      ----------    ----------
    Gross income                            -         55,139               -               19,403               -         74,542
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   -         21,665            1,111              11,862               -         34,638
SPECIAL CHARGES                             -           (284)              -                   -                -           (284)
                                  ------------  -------------- --------------    ----------------     ------------  -------------
    Operating income (loss)                 -         33,758           (1,111)              7,541               -         40,188
INTEREST EXPENSE                            -         36,614            4,885               2,024               -         43,523
EQUITY IN EARNINGS (LOSS)
  OF SUBSIDIARIES                       (2,331)         (579)           2,387                   -              523             -
                                    ----------    ------------    ------------        -----------       ----------    ----------
    Income (loss) before income
taxes                                   (2,331)       (3,435)          (3,609)              5,517              523        (3,335)
PROVISION (BENEFIT) FOR
  INCOME TAXES                               -        (1,104)          (1,374)              1,474               -         (1,004)
                                    ----------    ----------      -----------         ------------      ----------    ----------
NET INCOME (LOSS) BEFORE
  PREFERRED STOCK DIVIDENDS             (2,331)       (2,331)          (2,235)              4,043              523        (2,331)
PREFERRED STOCK DIVIDEND
  REQUIREMENT                           (8,379)            -                -                   -                -        (8,379)
                                    ----------    ----------      -----------         -----------       ----------    ----------
NET INCOME (LOSS)
   ATTRIBUTABLE TO
   COMMON STOCKHOLDERS              $  (10,710)   $   (2,331)     $    (2,235)        $     4,043       $      523    $  (10,710)
                                    ==========    ==========      ===========         ============      ==========    ==========

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                               As of SEptember 29, 2002
                                                      (unaudited)
                                                    (000's omitted)
                                                                    USC May         USC Europe/ May
                                                   United        Verpackungen      Verpackungen GmbH
                                    U.S. Can     States Can         Holding            & Co., KG                        U.S. Can
                                  Corporation      Company        (Guarantor         (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)        Subsidiary)        Subsidiaries)     Eliminations   Consolidated
                                  ------------- -------------- ------------------  ------------------- -------------  -------------
CURRENT ASSETS:
     Cash and cash equivalents       $      -      $   8,773         $     -             $    5,079       $      -     $    13,852
     Accounts receivable......              -         55,811               -                 48,150              -         103,961
     Inventories..............              -         55,648             (600)               55,477              -         110,525
     Deferred income taxes and
other
       assets.................              -         28,774            2,585                 9,230              -          40,589
                                     ---------     ---------         ---------           -----------      ---------    -----------
          Total current assets              -        149,006            1,985               117,936              -         268,927
 PROPERTY, PLANT AND
  EQUIPMENT, NET..............              -        146,956               -                 92,912              -         239,868
GOODWILL......................              -         40,610            1,544                26,717              -          68,871
OTHER NON-CURRENT ASSETS......              -         51,347            2,942                13,626              -          67,915
INTERCOMPANY
  ADVANCES....................              -        247,751               -                     -         (247,751)             -
INVESTMENT IN
  SUBSIDIARIES................               -        15,280           70,956                    -          (86,236)             -
                                     ---------     ---------         ---------           ----------       ---------    -----------
          Total assets........       $       -     $ 650,950         $ 77,427            $  251,191       $(333,987)   $   645,581
                                     =========     ==========        =========           ===========      =========    ===========

CURRENT LIABILITIES:
     Current maturities of
       long-term debt and
capital lease
obligations...................       $      -      $  10,080         $     -             $   17,744       $      -     $    27,824
     Accounts payable.........              -         53,200               -                 46,909              -         100,109
     Other current liabilities              -         55,839               31                14,131              -          70,001
                                     ---------     ---------         ---------           -----------      ---------    -----------
          Total current
liabilities...................              -        119,119               31                78,784              -         197,934
TOTAL LONG-TERM DEBT..........             854       505,981               -                 20,004              -         526,839
OTHER LONG-TERM
  LIABILITIES.................              -         46,566            1,079                 6,788              -          54,433
REDEEMABLE  PREFERRED
   STOCK......................         129,826            -                -                     -               -         129,826
INTERCOMPANY LOANS............         112,055            -            91,212                44,484        (247,751)             -
INVESTMENT IN
  SUBSIDIARIES................          20,716             -               -                     -          (20,716)             -
STOCKHOLDERS' EQUITY / (DEFICIT)      (263,451)      (20,716)         (14,895)              101,131         (65,520)      (263,451)
                                     ---------     ----------        --------            -----------      ----------   -----------
          Total liabilities and
            stockholders' equity     $       -     $ 650,950         $ 77,427            $  251,191       $(333,987)   $   645,581
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
                                                    (000's omitted)

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
                                ============== ===============  ================== =================  ============== ==================

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002
                                                      (unaudited)
                                                    (000's omitted)

                                               U.S. Can        United          USC May        USC Europe / May      U.S. Can
                                                                            Verpackungen
                                                             States Can        Holding          Verpackungen
                                              Corporation     Company        (Guarantor        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Subsidiary)        Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES             $     -        $  9,818       $  (5,557)           $ (8,847)        $  (4,586)
                                                 --------       --------       ---------            --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -         (10,391)             -               (8,146)          (18,537)
  Proceeds from the sale of property                   -           5,645              -                  118             5,763
  Advances to Formametal S.A.                          -            (133)             -                    -              (133)
                                                 --------       ---------      ---------            --------         ----------
    Net cash used in investing activities              -          (4,879)             -               (8,028)          (12,907)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances                     -          (8,337)          5,557               2,780                 -
  Net borrowings under revolving line of
credit                                                 -          10,600              -                7,838            18,438
  Payments of other long-term debt                     -          (6,678)             -               (1,759)           (8,437)
  Borrowings of other long-term debt                   -              -               -                7,126             7,126
                                             ------------   ------------  --------------     ---------------         ---------
    Net cash provided by financing
      activities                                       -          (4,415)          5,557              15,985            17,127
                                                 --------       ---------      ----------           --------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                 -               -              -                 (525)             (525)
                                                 --------       --------       ---------            ---------        ----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            -             524              -               (1,415)             (891)
CASH AND CASH EQUIVALENTS, beginning
  of period                                            -           8,249              -                6,494            14,743
                                                 --------       ---------      ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period         $     -        $  8,773       $      -             $  5,079         $  13,852
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

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                      (unaudited)
                                                    (000's omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Guarantor        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Subsidiary)        Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES             $     -        $  7,748       $  (4,220)           $ (9,553)         $ (6,025)
                                                 --------       --------       ---------            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -         (10,933)              -              (2,452)          (13,385)
  Acquisition of business                              -          (4,198)              -                  -             (4,198)
  Advances to Formametal S.A.                          -          (7,850)              -                  -             (7,850)
                                                 --------       --------       ---------            --------          --------
    Net cash used in investing activities              -         (22,981)              -              (2,452)          (25,433)
                                                 --------       --------       ---------            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances                     -          (8,069)          4,220               3,849                 -
  Net borrowings under revolving line of
credit                                                 -          30,300               -                   -            30,300
  Payments of long-term debt, including
capital lease
    obligations                                         -         (5,490)              -               3,285            (2,205)
                                                 --------       --------       ---------            --------          --------
    Net cash (used in) provided by
financing
      activities                                        -         16,741           4,220               7,134            28,095
                                                 --------       ---------      ----------           --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                  -              -               -                 126               126
                                                 --------       --------       ---------            ---------         --------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             -          1,508               -              (4,745)           (3,237)
CASH AND CASH EQUIVALENTS, beginning
  of period                                             -          2,275               -               8,509            10,784
                                                 --------       ---------      ---------            ---------         --------
CASH AND CASH EQUIVALENTS, end of period         $      -       $  3,783       $       -            $  3,764          $  7,547
                                                 ========       =========      =========            =========         ========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following narrative  discusses the results of operations,  liquidity and capital resources for the Company on a  consolidated  basis.  This section  should be read in  conjunction  with the financial  statements  and footnotes contained  within this report and the  Corporation's  Annual Report on Form 10-K for the fiscal year ended December 31,
2001 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein).

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

         Revenue is recognized when goods are shipped to the customer.  Provisions for discounts,  returns, allowances, customer rebates and other  adjustments are provided for in the same period as the related  revenues are recorded.  The
Company enters into contractual  agreements with certain of its customers for rebates,  generally based on annual sales volumes.  Should the  Company's  estimates of the  customers'  annual  sales  volumes  vary  materially  from the sales volumes  actually  realized,  provisions  for  discounts,  returns and  allowances  and  customer  rebates may vary and therefore revenue may be materially impacted.

         Inventories are stated at the lower of cost or market and include material,  labor and factory overhead. Costs for  United  States  inventory  have been  determined  using  the  last-in,  first-out  ("LIFO")  method  and costs for
Subsidiaries'  inventory  have been  determined by the  first-in,  first-out  ("FIFO")  method.  The Company  estimates reserves for inventory  obsolescence and shrinkage based on its judgment of future realization.  A large portion of the
Company's  inventory is manufactured to customer  specifications  and therefore less likely to become obsolete.  Losses may result to the extent the Company manufactures customized products that it is unable to sell.

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

         The appraisal firm has completed the initial  impairment  test and has determined  that a non-cash  impairment charge is required  for the Custom & Specialty  and  International  segments.  The Company is currently  measuring  the amount of the impairment  charge and will report the charge,  retroactive to the first quarter of 2002, upon completion of the  assessment.  The  impairment  charge  will  have no impact  on  compliance  with  covenants  under its  lending agreements.  Goodwill impairment will be tested on an annual basis going forward.

         Several  restructuring  programs are underway in order to streamline  operations and reduce costs. The Company has  established  reserves and recorded  charges  against such reserves,  to cover the costs to implement the programs.
The estimated costs were determined based on contractual  arrangements,  quotes from  contractors,  similar  historical activities  and other  judgmental  determinations.  Actual  costs may differ  from those  estimated  and,  in the third quarter of 2002,  an  additional  provision of $5.1 million was recorded  related to the 2001  restructuring  programs.
See "Results of Operations - Three-month  period ended September 29, 2002, as compared to the three-month  period ended
September 30, 2001" for a description  of the reasons for the additional  charge.  SFAS No. 146  "Accounting  for Costs
Associated  With Exit or Disposal  Activities"  was issued in July 2002.  SFAS No. 146 requires  that a liability for a cost  associated  with an exit or  disposal  activity  be  recognized  when the  liability  is  incurred.  SFAS No. 146 supercedes  the guidance of Emerging  Issues Task Force  ("EITF")  Issue No. 94-3  "Liability  Recognition  for Certain
Employee Termination  Benefits and Other Costs to Exit an Activity",  which required that liabilities for exit costs be recognized  at the date of an  entity's  commitment  to an exit plan.  SFAS No. 146 is  effective  for exit or disposal activities  that are  initiated  after  December  31, 2002.  The Company will adopt SFAS No. 146 for any exit  disposal activities initiated after such date.

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

Results of Operations

Three-month period ended September 29, 2002, as compared to the three-month period ended September 30, 2001

         Consolidated  net sales for the three  months  ended  September  29, 2002 were  $205.5  million as compared to
$204.2  million in 2001, an increase of 0.6%.  Along  business  segment  lines,  Aerosol net sales for third quarter of
2002  increased to $93.6 million from $87.1 million for the same period in 2001, a 7.5%  increase,  due  principally to increased unit volume ($8.6 million),  partially offset by the pricing impacts  resulting from a change in customer mix and the 2002  effect of pricing  concessions  granted in 2001 ($2.1  million).  International  net sales  increased  to
$62.9  million  for the third  quarter of 2002 from $59.7  million for the third  quarter of 2001,  an increase of $3.2 million or 5.4%,  primarily due to the positive  impact of the  translation of sales made in foreign  currencies  ($5.4 million)  based upon  using the same  average  U.S dollar  exchange  rates in effect  during the third  quarter of 2001 offset by the  negative  impact of decreased  unit  volumes  ($2.2  million).  Paint,  Plastic & General Line net sales decreased  $3.9  million,  from $33.8  million for the third  quarter of 2001 to $29.9 million for the third quarter of
2002.  This decrease was due primarily to a change in product mix in our Paint,  Plastic & General Line business  ($2.0 million)  coupled with falling resin prices in our plastics  business  which are  contractually  passed on to customers
($1.6  million) and decreased  volume  resulting from the closing of our Dallas plant ($0.3  million).  In the Custom &
Specialty  segment,  sales  decreased  18.9% from $23.6  million for the third quarter of 2001 to $19.1 million for the third quarter of 2002, driven primarily by a decline in volume.

         Consolidated cost of goods sold increased  $5.3 million to $185.7 million for the three months ended September
29, 2002 from the same quarter in 2001.  The  principal  reasons for the increase  included  additional  volume in U.S.
aerosol ($7.4 million) combined with production  inefficiencies in our International  operations due to the shutdown of our Southall,  England plant ($0.5 million) and the foreign currency  translation  impact on costs ($4.6 million) based upon using the same average U.S.  dollar  exchange  rates in effect during the third quarter of 2001.  These  increases were partially  offset by cost  containment  programs in our U.S.  production  facilities  ($5.0 million) and decreased volume in our Custom & Specialty  segment ($2.2 million).  In some cases,  the Custom & Specialty volume decreases have been caused by our  production  problems,  which have  prevented us from making and  shipping  customer  orders.  These factors  caused a 2.0  percentage  point  decline in the gross profit  margin to 9.6% in the third quarter of 2002 from
11.6% for the third quarter of 2001.

     As of September 29, 2002, the Company has substantially  completed the restructuring  programs  initiated in 2001.
The Company offered voluntary  termination  programs to corporate office salaried  employees,  consolidated two Georgia plastics  facilities into a new facility and closed four of five planned  manufacturing  facilities.  The Burns Harbor,
Indiana  lithography  facility was closed in the fourth quarter,  completing the facility closure  program.  During the third quarter of 2002, the restructuring  reserves established in 2001 were reassessed,  resulting in an additional net charge of approximately $5.1 million.  The increased reserves are due to additional  employee  separation costs of $4.4 million and facility  carrying costs of $2.1 million.  Additionally,  employee  separation  costs primarily  related to our Burns  Harbor  facility  closing  have been  reassessed,  resulting in a reserve  reduction  of $1.4  million.  The increased  employee  separation  costs are primarily due to larger payments made to employees of the Southall,  England plant as a result of the extension of the closure period and to the  elimination of additional  positions in connection with the 2001 corporate  termination  program.  Facility  closing costs have been  reassessed and increased as a result of recent landlord negotiations.

         Selling,  general and administrative  costs decreased from $11.6 million for the third quarter of 2001 to $9.4 million in the third quarter of 2002  primarily due to the lack of goodwill  amortization  in the third quarter of 2002 and positive  results from  Company-wide  cost saving  programs  initiated in 2001. In connection  with the adoption of
SFAS No. 142  "Goodwill  and Other  Intangible  Assets",  the Company has ceased the  amortization  of goodwill.  Third quarter 2001 selling, general and administrative expense included $0.7 million of goodwill amortization.

         Interest expense in the third quarter of 2002 decreased 8.2%, or $1.2 million,  versus the same period of 2001 due to lower  interest  rates  ($1.6  million)  partially  offset by the  interest  expense  impact  of higher  average borrowings ($0.4 million).

         Dividends  of $3.2  million and $2.9 million  were  accrued on the  redeemable  preferred  stock for the third quarters of 2002 and 2001,  respectively.  The terms of our borrowing  agreements  currently  prevent  payment of these dividends, and are expected to prevent payment for the next several years.

Nine-month period ended September 29, 2002, as compared to the nine-month period ended September 30, 2001

         Net sales for the nine-month period ended September 29, 2002,  totaled $595.1 million,  a 1.1% increase versus the  corresponding  period in 2001.  Along business  segment lines,  Aerosol net sales in the first nine months of 2002 were $276.9  million,  a 9.1% increase  versus the same period last year.  The increase is primarily due to an increase in U.S.  volumes ($32.5 million)  partially  offset by the pricing impacts  resulting from a change in customer mix and the 2002 effect of pricing  concessions  granted in 2001 ($9.4  million).  International  sales  increased $3.2 million from $171.7  million for the first nine  months of 2001 to $174.9  million for the first nine months of 2002  primarily due to the positive impact of the translation of sales made in foreign  currencies  ($6.3 million) based upon using the same average U.S dollar  exchange  rates in effect during the first nine months of 2001  partially  offset by decreased aerosol  volume in Europe  ($3.1  million).  Paint,  Plastic & General  Line  segment  sales  decreased  11.5% to $91.5 million for the nine months ended  September  29, 2002.  This  decrease was due to falling resin prices in our plastics business  that are  contractually  passed on to customers  ($5.1  million),  changes in product mix ($3.3  million) and lower  volume  resulting  from the closing of our plant in Dallas  ($3.4  million).  Custom & Specialty  sales of $51.9 million  decreased from the $59.8 million for the nine months ended September 30, 2001,  driven  primarily by a decline in volume.

         Consolidated  cost of goods sold of  $533.5 million  for the nine months ended  September 29, 2002,  increased
$19.3 million,  or 3.8%,  from the same period in 2001. The principal  reasons for the increase were  increased  volume experienced in our domestic aerosol business ($27.4 million),  operating  inefficiencies  in the U.K. and Germany ($6.1 million) and the foreign  currency  translation  impact on costs ($5.6  million) based upon using the same average U.S.
dollar  exchange  rates in effect  during the nine months ended  September 29, 2002.  These  increases  were  partially offset by cost containment  programs in U.S. production  facilities ($12.1 million),  the decline in resin prices ($3.7 million) and Custom & Specialty  volume  declines  ($4.0  million).  Gross income of $61.7  million for the nine months ended September 29, 2002 decreased  $12.9 million,  or 17.3%,  versus the  corresponding  period of 2001.  Gross profit margin of 10.4% for the first nine months of 2002  decreased  2.3% from the same period in 2001.  Factors  contributing to the decline in margin  percentage  included the negative  impact of a change in customer and product mix and pricing concessions  granted in 2001 (1.4 percentage  points),  operating costs and  inefficiencies in the U.K and Germany (1.7 percentage  points) offset by U.S. aerosol volume related  efficiencies  and cost containment  programs (0.8 percentage points).

         As discussed above, the Company has  substantially  completed the  restructuring  programs  initiated in 2001.
The Company has also  reassessed  its  reserves  related to the 2001  restructuring  programs  and  recorded a net $5.1 million charge in 2002 related to the employee termination and facility carrying costs.

         Selling,  general, and administrative expenses were $28.6 million in the nine months ended September 29, 2002, a $6.0  million  decrease in  comparison  to the same period of 2001 due to the lack of  goodwill  amortization  in the first  nine  months of 2002 and  positive  results  from  Company-wide  cost  saving  programs  initiated  in 2001.  As previously  discussed,  the Company has ceased the  amortization of goodwill.  The goodwill  amortization for the first nine months of 2001 was $2.1 million.

         Interest expense decreased  $2.5 million from $43.5 million for the first nine months of 2001 to $41.0 million for the same period in 2002 due to lower  interest  rates  ($3.9  million)  partially  offset by the  interest  expense impact of higher average borrowings ($1.4 million).

         Dividends of $9.2 million and  $8.4 million were accrued on the redeemable preferred stock  in the first nine months of 2002 and 2001, respectively.  The terms of our borrowing agreements currently prevent payment of these dividends, and are expected to prevent payment for the next several years.

Liquidity and Capital Resources

         During the first nine months of 2002,  liquidity  needs were met through  internally  generated  cash flow and borrowings made under credit lines.  Principal  liquidity needs included  operating costs,  working capital  (including restructuring  costs) and  capital  expenditures.  Cash flow used in  operations  was $4.6  million for the nine months ended  September 29, 2002,  compared to cash used of $6.0 million for the nine months ended  September  30, 2001.  Cash used in  operations  included  cash  restructuring  payments of $15.9  million  for the first nine months of 2002.  The
Company  anticipates  spending  another $8.4  million in the fourth  quarter of 2002,  and $14.9  million over the next several years.

         Net cash used in  investing  activities  was $12.9  million for the first nine months of 2002,  as compared to
$25.4 million for the first nine months of 2001.  Investing  activities  for the nine months ended  September 29, 2002, relate  primarily to capital  spending of $18.5 million,  including $8.2 million of capital  expenditures in connection with the Company's  restructuring  programs,  offset by the proceeds received from the sale of property,  including the final  payment  received for the sale of our Southall  facility of $4.8 million.  2001  investing  activities  included capital  spending,  the  acquisition  of  certain  assets  of  Olive  Can  Company  and  advances  to  Formametal  S.A.
("Formametal") to finance Formametal's debt repayment and working capital needs.

         Net cash  provided by financing  activities in the first nine months of 2002 was $17.1  million,  versus $28.1 million  for the same period in 2001.  The  primary  financing  sources  were  borrowings  under the  revolving  credit portion of the Senior  Secured  Credit  Facility and unsecured  revolving  lines of credit  granted by various banks to fund the seasonal working capital  requirements of May  Verpackungen.  The Senior Secured Credit Facility and the Notes
contain a number of  financial  and  restrictive  covenants.  The Company was in  compliance  with all of the  required financial  ratios  and other  covenants  as of  September  29,  2002.  The  unsecured  revolving  lines  granted to May
Verpackungen  may be terminated by the offering banks upon given notice  periods.  May has agreed to repay(euro)4.5 million of such  borrowings by year-end.  As agreed,  May paid(euro)1.5 million in fiscal October and November and expects to repay
(euro)3.0 million in the remainder of the fourth quarter of 2002 with cashflow generated by May.

         At September 29, 2002, $66.7 million had been borrowed under the $110.0 million  revolving loan portion of the
Senior  Secured  Credit  Facility.  Letters of Credit of $10.4  million were also  outstanding  securing the  Company's obligations under various insurance programs and other contractual agreements.

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

Item 4. Controls and Procedures

         Within the 90-day period prior to the date of this report,  under the supervision  and with the  participation of the Chief Operating  Officer and the Primary  Financial  Officer,  we evaluated the  effectiveness of the design and operation of our  disclosure  controls and  procedures  pursuant to Rule 13a-14 of the  Securities  and Exchange Act of
1934.  Based  on and as of the time of such  evaluation,  the  Company's  management,  including  the  Chief  Operating
Officer and the Primary  Financial  Officer,  concluded  that the  Company's  disclosure  controls and  procedures  are effective and timely in alerting them to material  information  relating to the Company  required to be included in the
Company's  reports filed or submitted  under the Exchange Act. There have been no significant  changes in the Company's internal  controls or in other factors which could  significantly  affect internal  controls  subsequent to the time of such evaluation.

PART II

                                                   OTHER INFORMATION

Item 1.  Legal Proceedings

New Castle, PA Self-Discovery

   In May 2002, the Company met with Pennsylvania  Department of Environmental  Protection (PDEP) officials and reached an  agreement  in principle to resolve  this matter by entering  into a Consent  Assessment  of Civil  Penalty for a de minimis  amount.  The  Company and PDEP have  negotiated  a  definitive  agreement  memorializing  their  agreement  in principle  and, on October 25,  2002,  the Company  paid the first of two  installments  due under the  agreement.  The second installment is due April 23, 2003.

National Labor Relations Board/IPJO Case

   The Company has agreed with the United  Steelworkers of America to settle this inter-plant job opportunity  case. On
May 30, 2002, the National Labor Relations Board approved the  settlement.  Under the settlement,  the Company has paid
$1.8 million in backpay and  interest,  as well as make  certain  pension  adjustments  that are not expected to have a material effect on the Company. The payments were substantially made in July 2002.

Item 6.  Exhibits and Reports On Form 8-K

(a)      Exhibits

                  10 (a)   Compromise  agreement and general  release  between the Company and David R. Ford dated June
                           30, 2002.

                  10 (b)   Separation  agreement  and general  release  between the Company and J.  Michael  Kirk dated
                           October 16, 2002.

                  99.1     Certification  of Chief  Operating  Officer  (Principal  Executive  Officer)  Pursuant to 18
                           U.S.C. 1350

99.2     Certification of Primary Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. 1350

         (b)      Reports on Form 8-K

(i)      The  Company  filed a  Current  Report  on Form 8-K on July 26,  2002  reporting  that on July 24,  2002,  the
                           Company's board of directors,  upon the  recommendation  of the audit  committee,  agreed to dismiss Arthur  Andersen LLP as the Company's  independent  auditors and engaged  Deloitte &
                           Touche LLP as the Company's new independent auditors.

                                                         SIGNATURES

         Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date: November 12, 2002                                                        By: /s/ John L. Workman
                                                                                   -------------------
                                                                                  John L. Workman
                                                                                  Chief Operating Officer
                                                                                  (Principal Executive Officer)

                                                                               By:  /s/ Sandra K. Vollman
                                                                                   ----------------------
                                                                                  Sandra K. Vollman
                                                                                  Senior Vice President and
                                                                                  Primary Financial Officer
                                                                                  (Principal Financial Officer)

                                                    CERTIFICATIONS

         Chief Operating Officer Certification
         -------------------------------------

         I, John L. Workman, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of U.S. Can Corporation;

2.       Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material  fact  necessary to make the  statements  made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;

3.       Based on my knowledge,  the financial  statements,  and other financial information included in this quarterly report, fairly present in all material respects the financials condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying  officers and I are responsible for establishing and maintaining  disclosure controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 12, 2002

        /s/ John L. Workman
        -------------------

         John L. Workman
         Chief Operating Officer
         (Principal Executive Officer)

         Primary Financial Officer Certification
         ---------------------------------------

         I, Sandra K. Vollman, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of U.S. Can Corporation;

2.       Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material  fact  necessary to make the  statements  made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;

3.       Based on my knowledge,  the financial  statements,  and other financial information included in this quarterly report, fairly present in all material respects the financials condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying  officers and I are responsible for establishing and maintaining  disclosure controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant and we have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.       any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 12, 2002

         /s/ Sandra K. Vollman
         ----------------------

         Sandra K. Vollman
         Senior Vice President and
         Primary Financial Officer
         (Principal Financial Officer)