Form 10-K
period 2002-12-31
US CAN CORP
filed 2003-03-26
CIK 895726

===========================================================================================================================

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

                                         For the fiscal year ended December 31, 2002

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

         As of March 26, 2003, 53,333.333 shares of Common Stock were outstanding.

===========================================================================================================================

                                                     TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

                                                          PART I

                                                          PART II

Item 5.          Market for Common Equity and Related Stockholder Matters....................................         13
Item 6.          Selected Financial Data.....................................................................         14
Item 7.          Management's Discussion and Analysis of Financial

Item 9.          Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................................................         65

                                                         PART III

                                                          PART IV

Item 14.         Controls and Procedures.....................................................................         77
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................         77

                                         INCLUSION OF FORWARD-LOOKING INFORMATION

         Certain  statements  in this  report  constitute  "forward-looking  statements"  within the meaning of the federal securities  laws. Such statements  involve known and unknown risks and  uncertainties  which may cause the Company's actual results,  performance or  achievements  to be materially  different than any future  results,  performance or  achievements expressed or implied in this report.  By way of example and not  limitation  and in no  particular  order,  known risks and uncertainties  include our substantial  debt and ability to generate  sufficient cash flows to service our debt; the timing and cost of plant closures;  the level of cost reduction achieved through  restructuring and capital expenditure  programs;
the success of new  technology;  changes in market  conditions or product  demand;  loss of important  customers or volume;
downward selling price movements;  changes in raw material costs; and currency and interest rate fluctuations.  In light of these and other risks and  uncertainties,  the  inclusion  of a  forward-looking  statement  in this  report  should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

                                                          PART I

ITEM 1.  BUSINESS

General

                U.S. Can Corporation,  incorporated in Delaware in 1983, through its wholly owned subsidiary, United States
Can Company,  is a leading  manufacturer,  by sales volume, of steel containers for personal care,  household,  automotive, paint,  industrial  and  specialty  products  in the  United  States  and  Europe.  We also are a  manufacturer  of plastic containers  in the  United  States  and food cans in  Europe.  We have  long-standing  relationships  with many  well-known consumer products and paint manufacturers in the United States and Europe,  including Reckitt Benckiser,  Sherwin Williams,
S.C. Johnson,  Gillette and Unilever. We also produce seasonal holiday tins sold by mass merchandisers.  References in this report include U.S. Can Corporation (the  "Corporation"  or "U.S.  Can"),  its wholly owned  subsidiary,  United States Can
Company  ("United States Can"),  and United States Can's  subsidiaries  (the  "Subsidiaries").  The  consolidated  group is referred to herein as "the Company".

                We hold the number one market position in steel aerosol cans,  based on sales volume,  in the United States and the number two market  position in Europe.  In  addition,  we hold the number two market  position in paint cans in the
United States,  by unit volume.  We attribute our market  leadership to our ability to  consistently  provide  high-quality products and service at competitive prices, while continually  improving our product-related  technologies.  The references in this  Report  to market  positions  or  market  share  are based on  information  derived  from  annual  reports,  trade publications and management estimates which the Company believes to be reliable.  For financial  information about business segments and geographic areas, refer to Note (16) to the Consolidated Financial Statements.

Business Segments

                We have four major business segments: Aerosol Products;  International Operations; Paint, Plastic & General
Line Products; and Custom & Specialty Products.

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

                Steel aerosol cans  manufactured in the U.S.  represent our largest segment,  accounting for  approximately
45.7%,  43.3%  and  44.2%  of our  total  net  sales in  2002,  2001 and  2000,  respectively.  In  2002,  we  manufactured approximately 55% of the steel aerosol cans produced in the United States.

         International Operations

                We  produce  steel  aerosol  cans and steel food cans in  Europe.  We also  supply  steel  aerosol  cans to customers in Latin America through  Formametal S.A., our joint venture in Argentina.  The Company  beneficially  owns 36.5%
of  Formametal  S.A.  Our  subsidiary,  May  Verpackungen  GmbH & Co.,  KG  ("May"),  a German  manufacturer  of steel food packaging and aerosol cans provides us with diversification across our product lines and customer base.

                International  Operations represents our second largest segment,  accounting for approximately 30.3%, 29.7%
and 29.6% of our total net sales in 2002,  2001 and 2000,  respectively.  In 2002, we were the second  largest  producer of steel  aerosol cans in Europe and  manufactured  over 30% of the steel  aerosol cans  produced.  May is a leading  European food can producer with more than 30% of the German food can market, by sales volume.

         Paint, Plastic & General Line Products

                Our primary Paint, Plastic & General Line products include steel paint and coating containers,  oblong cans and plastic pails and drums.  Management  estimates that U.S. Can is second in market share in the United States, on a unit volume  basis,  in steel  round and  general  line  containers.  Paint,  Plastic  & General  Line  products  accounted  for approximately 15.1%, 16.9% and 16.8% of our total net sales in 2002, 2001 and 2000, respectively.

         Custom & Specialty Products

                We also have a significant  presence in the Custom & Specialty market,  offering a wide range of decorative and specialty steel products.  Our primary products include functional and decorative  containers and tins, and collectible items,  such as  decorative  metal signs.  These  products are  generally  custom  designed and decorated and are typically produced in smaller  quantities  than our other  products.  On February 20, 2001, we acquired  certain  assets of Olive Can
Company,  a Custom &  Specialty  manufacturer.  The Olive  acquisition  is not  material  to the  Company's  operations  or financial position.

                Custom & Specialty  products  accounted for  approximately  8.9%,  10.0% and 9.4% of our total net sales in
2002, 2001 and 2000, respectively.

Customers and Sales Force

                As of December 31, 2002, we had  approximately  4,800 customers,  with our largest customer  accounting for
8.6% of our total net sales in 2002. To the extent possible,  we enter into one-year or multi-year  supply  agreements with our major customers.  Some of these agreements  specify the number of containers a customer will purchase (or the mechanism for determining this number),  pricing,  volume discounts (if any) and, in the case of many of our domestic and some of our international  multi-year  supply  agreements,  a provision  permitting us to pass through price increases in specified raw material and other costs.

                We  market  our  products   primarily  through  a  sales  force  comprised  of  inside  and  outside  sales representatives  dedicated to each segment.  As of December 31, 2002, we had 68 sales  representatives in the United States and 19 sales  representatives  in  Europe.  Each  sales  representative  is  responsible  for  growing  sales in a specific geographic region and is compensated by a salary and a bonus based on sales volume targets.

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

                The  President of the United  States has imposed 30% ad valorem  tariffs under Section 201 of the Trade Act of 1974 on tin mill imports from most foreign  producers  effective  March 20, 2002.  These tariffs are scheduled to remain in effect for three  years,  declining  to 24% in the second year and 18% in the third year.  Tin mill imports from Canada,
Mexico and certain  developing  countries  are excluded  from the tariffs.  The Company  purchases the vast majority of its domestic steel from domestic  sources but since the tariff curtails  foreign  competition,  the Company is being negatively impacted as the  competitive  ability to purchase  foreign  steel at lower prices has been  effectively  restricted  by the tariff.

                In response  to the U.S.  tariffs  imposed  under  Section  201 of the Trade Act of 1974,  in March of 2002
European  Union  Trade  Commission  established  a steel  safeguard  initiative  whereby  imports of steel into Europe from designated  countries  are assessed a duty of 17% versus the  previous  duty of 1%. The new duty on some  European  imports remains in effect for the duration of the U.S.  imposed  tariffs  under  Section  201.  Due to the fact that the  Company's
European  operations  do not  import  steel  from any of the  countries  affected  by the new  European  duty,  in 2002 the
Company's  international  operations were not affected by the new duty.  Likewise,  the Company does not anticipate the new duty to affect its operations in 2003 as the Company has no plans to begin purchasing steel from these countries.

                Our  domestic and European  operations  purchase  approximately  400,000  tons of tin-plate  annually.  The
Company  believes that adequate  quantities of tin-plate will continue to be available from steel  manufacturers,  however, potential  seasonal  shortages may occur from domestic suppliers as foreign sourcing is effectively no longer available due to the tariffs.

                Tin-plate  prices  have  increased  slightly  over the  last  five  years.  While  there is some  long-term variability,  tin-plate  prices have generally been stable and price  increases have  historically  been announced  several months before  implementation.  This stability has enhanced our ability to communicate and negotiate required selling price increases  with our  customers  and  minimizes  fluctuations  of our gross  margins.  Many of our  domestic and some of our international  multi-year  supply agreements with our customers permit us to pass through tin-plate price increases and, in some cases,  other raw material  costs.  The tariffs  implemented  in 2002 did not have a material  effect on the Company's costs for the year but the Company  expects the  increase in steel costs in 2003 to be above  historical  increases  due to the tariffs.  We cannot  assess the impact of the tariffs on its steel  prices in 2004 or later  years.  We have not always been able to immediately  offset increases in tin-plate prices with price increases on our products.  Further,  the tariffs could jeopardize this pricing  stability,  and could negatively  impact our gross margins as we may not have the ability to immediately  or fully pass through  tinplate price  increases to all of our  customers.  The Company is unable to determine the long term effects the tariffs will have on steel prices or resource  availability.  However,  the Company will continue to explore other sourcing alternatives to limit any potential negative impact of the tariffs.

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
Paint container sales tend to be stronger in spring and early summer due to the favorable weather  conditions.  Portions of the Custom & Specialty  products line tend to vary  seasonally,  because of holiday sales late in the year.  May's food can sales generally peak in the third and fourth quarters.

Special Charges

                The Company  initiated  several  restructuring  programs  in 2001,  consisting  of a voluntary  termination program offered to corporate office salaried  employees,  the closure of six manufacturing  facilities and the opening of a new plastics plant in Atlanta, Georgia.

                 During 2001, the Company closed a paint can manufacturing facility and a warehouse in Baltimore,  Maryland and ceased  operations in Dallas,  Texas. Also in connection with the  restructuring  programs  established in 2001, during
2002 the Company closed a Custom & Specialty plant located in the Baltimore,  Maryland area,  closed the Southall,  England manufacturing  facility  and closed the Burns  Harbor,  Indiana  lithography  facility.  The  Company  has also  closed two plastics  facilities  in Georgia and  transferred  production  to a new  facility in Atlanta,  Georgia.  The closure of the
Burns Harbor,  Indiana lithography  facility, in the fourth quarter of 2002 completed the restructuring program established in 2001, as originally planned.
                 While the majority of the restructuring  initiatives have been completed in 2002,  certain portions of the programs  will not be completed  until 2003,  and the Company does not expect to realize the full earnings  benefits  until
2004.  Certain  long-term  liabilities  (approximately  $3.7  million as of December  31,  2002),  consisting  primarily of employee termination costs and future ongoing facility carrying costs will be paid over many years.

                During 2002,  the Company  recorded a net charge of $8.7  million  related to its  restructuring  programs.
The 2002 net charge included a reassessment of the  restructuring  reserves  established in 2001, the costs associated with an executive level position  elimination and the loss on the sale of the Daegeling,  Germany  facility.  The increased 2001 reserves are primarily due to additional  required  contractual  payments to  terminated  employees and a  reassessment  of future  carrying  costs for  closed  facilities.  The  increased  employee  separation  costs are  primarily  due to larger payments  made to  employees  of the  Southall,  England  plant as a result of the  extension  of the  closure  period  and additional  employee  terminations  in  connection  with the 2001  program.  Facility  closing  costs were  reassessed  and increased  as a result of landlord  negotiations.  The  increased  costs were  offset by reduced  employee  separation  and facility  closing costs of our Burns Harbor facility  shutdown.  The individual  components of the  restructuring  programs are discussed in Note (4) to the consolidated financial statements.

Labor

                As of December 31, 2002, we employed  approximately 2,400 employees in the United States. Of our total U.S.
workforce,  approximately 1,600 employees, or 67%, were members of various labor unions,  including the United Steelworkers of America,  the  International  Association  of  Machinists  and the Graphic  Communications  International  Union.  Labor
agreements  covering  approximately  400 employees  were  successfully  negotiated  in 2002.  As of December 31, 2002,  our
European  subsidiaries  employed  approximately  1,350  people.  In line with  common  European  practices,  all plants are unionized.

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

                As discussed previously,  the restructuring  programs initiated in 2001 have resulted in a reduction of the salaried  and hourly  work force.  The  Company has worked  closely  with the  various  labor  unions and their  collective bargaining  units to ensure  provisions for  termination,  severance and pension  eligibility  were in accordance  with the respective  collective  bargaining  agreements.  Except as referenced in "Legal  Proceedings -  Litigation",  the Company's
relationship with represented employees is good and there have been no labor strikes,  slow-downs,  work stoppages or other material labor disputes threatened or pending against the Company for at least the past 10 years.

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

                Our Custom & Specialty line competes with a large number of container manufacturers,  but we do not compete across the entire product  spectrum with any single company.  Competition in this segment is based  principally on quality, service,  price,  geographical  proximity  to  customers  and  production  capability,  with  varying  degrees of intensity according to the specific product category.
                Our products also face competition from aluminum, glass and plastic containers and flexible pouches.

Strategic Transactions

                In February 2001, we acquired certain assets of Olive Can Company, a Custom & Specialty  manufacturer.  The acquisition, which is not material to the Company's operations or financial position, was accounted for as a purchase.

                The  Company  continually  evaluates  all areas of its  operations  for ways to improve  profitability  and overall Company performance.  In connection with these evaluations,  management considers numerous  alternatives to enhance the Company's  existing  business  including,  but not limited to  acquisitions,  divestitures,  capacity  realignments and alternative capital structures.

                The Company's  Senior  Secured  Credit  Facility  prohibits the  redemption of the  subordinated  debt. The
Company may consider making such repurchases upon the expiration or amendment of the Facility.

                Refer to Note (5) to the Consolidated Financial Statements for further discussion of the Olive acquisition.

Risk Factors

We have  substantial debt that could negatively  impact our business by, among other things,  increasing our  vulnerability to general adverse  economic and industrial  conditions and preventing us from fulfilling our obligations  under our Senior
Secured  Credit  Agreement  and our  Subordinated  Debt  obligations.  As of December 31,  2002,  total  consolidated  debt outstanding  was $549.7 million.  We had $30.1 million of unused  commitment  under our revolving  credit facility and cash of $11.8 million.  Our high level of debt could:

o               limit our financial flexibility in planning for and reacting to industry changes;
o               place us at a competitive disadvantage as compared to less leveraged companies;
o               increase our  vulnerability  to general  adverse  economic and industry  conditions,  including  changes in interest rates;
o               require us to  dedicate  a  substantial  portion of our cash flow to  payments  on our debt,  reducing  the availability of our cash flow for other purposes;
o               make it difficult for us to satisfy our  obligations,  including  making  interest  payments under our debt obligations; and
o               limit our ability to obtain additional financing to operate our business.

The terms of our debt may severely limit our ability to plan for or respond to changes in our business.

                Our senior secured credit facility restricts, among other things, our ability to take specific actions, even if these actions may be in our best interest. These restrictions limit our ability to:

o               incur liens or make negative pledges on our assets;
o               merge, consolidate or sell our assets;
o               issue additional debt;
o               pay dividends or redeem capital stock and prepay other debt;
o               make investments and acquisitions;
o               make capital expenditures;
o               materially change our business;
o               amend our debt and other material agreements;
o               issue and sell capital stock;
o               allow distributions from our subsidiaries; or
o               prepay specified indebtedness.

                Our debt requires us to maintain specified financial ratios and meet specific financial tests. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we were unable to make this repayment or otherwise refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our business could be adversely impacted.

Our senior debt bears  interest at a floating  rate,  and if interest  rates rise,  our payments  will  increase and we may incur losses.

                Outstanding  amounts under our senior secured credit facility bear interest at a floating rate. If interest rates rise,  our senior debt interest  payments also will  increase,  which could make it more  difficult for us to satisfy our debt obligations and further reduce availability of our cash flow for operations and other purposes.

                This risk has been  partially  mitigated by interest rate swap and collar  agreements  that we have entered into.  (See  "Quantitative  and  Qualitative  Disclosure  About Market Risk - Foreign  Currency  and  Interest  Rate Risk -
Interest  Rate Risk").  However,  the interest rate swaps and collars were entered into in 2000,  when interest  rates were higher than current rates.  Accordingly,  these  contracts are "out of the money" and may require future payments if market interest rates do not return to historical  levels.  Further,  these contracts  expire in October 2003.  Management has not determined whether new contracts will be entered into at that time.

Berkshire Partners owns a controlling interest in our voting securities.

                Berkshire  Partners and its  affiliates  own  approximately  77.3% of the total  common  equity of U.S. Can
Corporation.  Subject to specified  limitations  contained in our stockholders  agreement,  Berkshire Partners controls the
Company.  Accordingly,  Berkshire and its affiliates  will control the power to elect directors and to approve many actions requiring the approval of our  stockholders,  such as adopting most  amendments to our  certificate  of  incorporation  and approving  mergers,  sales of all or substantially all of our assets and other corporate  transactions that could result in a change of control of our company.

We face competitive risks from many sources that may negatively impact our profitability.

                The can and container  industry is highly competitive with some of our competitors having greater financial resources than we do.  Quality,  service and price are the principal  methods of  competition in our industry.  Because our customers  have the  ability to buy  similar  products  from our  competitors,  we are  limited in our  ability to increase prices. Our capital investments have improved our operating efficiencies,  and consequently,  improved  profitability,  but we cannot  assure you that we will  continue to improve  profit  margins in this manner.  In addition,  our profit  margins could decrease if we are unable to meet our customers' quality and service demands.

                We also face competitive risks from substitute  products,  such as aluminum,  glass and plastic containers.
Our  business  also is affected  by changes in  consumer  demand for our  customers'  products.  A decrease in the costs of substitute  products  or a decline in  consumer  demand  for our  customers'  products,  particularly  their  aerosol-based products, could reduce our customers' orders and adversely affect our business, including our profitability.

The loss of a key customer could have a significant impact on our sales.

                We make a  significant  percentage  of our sales to a limited  number of  customers.  Our largest  customer accounted  for  approximately  8.6% of our sales in 2002.  The loss of key  customers  could  adversely  affect  our sales, necessitating quick operating cost reductions to offset the resulting sales decrease.

                In addition,  several of our manufacturing  plants are dependent on high volume orders from customers.  The loss of any of these  customers or a decrease in demand for their  products,  which are packaged in our  containers,  could adversely  affect our business and force us to close  manufacturing  plants.  Product  quality is a key element in customer retention in the packaging industry.

Increases  in  tin-plated  steel  prices could cause our  production  costs to increase,  which could reduce our ability to compete effectively.

                Tin-plated  steel is the most  significant  raw material used to make our products.  Negotiations  with our domestic and European tin-plated steel suppliers  generally occur once per year. Failure to negotiate favorable  tin-plated steel  prices in the future  could  result in an  increase  in  production  costs and a negative  impact on our  results of operations.

                The  President of the United  States has imposed 30% ad valorem  tariffs under Section 201 if the Trade Act of 1974 on tin mill imports from most foreign  producers  effective  March 30, 2002.  These tariffs are scheduled to remain in effect for three  years,  declining to 24% in 2003 and 18% in 2004.  Tin mill  imports  from Canada,  Mexico and certain developing  counties are excluded from these  tariffs.  The Company  purchases the vast majority of its domestic steel from domestic  sources.  Since the tariff curtails foreign  competition,  a negative impact to the Company is expected since the
Company is unable to purchase foreign steel at lower prices.

                In response  to the U.S.  tariffs  imposed  under  Section  201 of the Trade Act of 1974,  in March of 2002
European  Union  Trade  Commission  established  a steel  safeguard  initiative  whereby  imports of steel into Europe from designated  countries  are assessed a duty of 17% versus the  previous  duty of 1%. The new duty on some  European  imports remains in effect for the duration of the U.S.  imposed  tariffs  under  Section  201.  Due to the fact that the  Company's
European  operations  do not  import  steel  from any of the  countries  affected  by the new  European  duty,  in 2002 the
Company's international operations were not affected by the new duty.

                Some  customer  contracts  allow us to pass  tin-plated  steel price  increases  through to our  customers.
However,  these contracts  generally limit  pass-throughs  and also may require us to match other  competitive  bids. If we cannot pass through all future  tin-plated  steel price  increases to our  customers  or match other  packaging  suppliers'
bids, our financial condition may be adversely affected.

We face risks associated with our international operations.

                We  operate  facilities  and sell  products  in  several  countries  outside  the  United  States.  We have significant  foreign  operations,  including plants and sales offices in Denmark,  France,  Germany,  Italy,  Spain and the
United  Kingdom.  In  addition,  we  currently  own  36.5%  of an  aerosol  can  manufacturer  located  in  Argentina.  Our international  operations  subject us to risks  associated  with  selling and  operating in foreign  countries.  In Europe, these risks include:

o               fluctuations in currency exchange rates;
o               restrictions on dividend payments and other payments by our foreign subsidiaries;
o               withholding and other taxes on dividend payments and other payments by our foreign subsidiaries; and
o               investment regulation and other restrictions by foreign governments.

              In Argentina, these risks include:

o               limitations on conversion of foreign currencies into United States dollars;
o               hyperinflation; and
o               political instability.

Our business is subject to substantial environmental remediation and compliance costs.

                Our  operations  are  subject to  federal,  state,  local and  foreign  laws and  regulations  relating  to pollution,  the  protection of the  environment,  the  management  and disposal of hazardous  substances and wastes and the cleanup of contaminated sites. In particular,  our lithography  operations' air emissions are strictly regulated.  We spend significant  funds each year to upgrade  emissions  control  equipment to comply with changes in environmental  regulations and increase the  efficiencies of our  manufacturing  operations.  Changes in applicable  environmental  regulations  could increase the capital expenditures  necessary to bring manufacturing  facilities into compliance with changing environmental laws. We also could incur substantial costs,  including cleanup costs, fines and civil or criminal  sanctions,  as a result of violations of, or liabilities under,  environmental laws or non-compliance  with environmental  permits required for our production facilities.  Occasionally,  contaminants from current or historical operations have been detected at some of our present and former sites.  Although we are not currently aware of any material claims or obligations  with respect to these sites,  the detection of additional  contaminants or the imposition of cleanup  obligations at existing or unknown sites of contamination could result in significant liability.

                We cannot predict the amount or timing of costs imposed under environmental  laws.  Liability under certain environmental  laws relating to  contaminated  sites can be imposed  retroactively  and on a joint and several basis (i.e., one liable party could be held liable for all costs at a site). We have been named as a potentially  responsible  party for costs incurred in the clean up of a regional  groundwater  plume partially  extending  underneath  property  located in San
Leandro,  California,  formerly a site of one of our can assembly  plants.  We have agreed to  indemnify  the owner of this property  against this matter.  We do not believe the past  operations of our can assembly  plant caused or  contributed to this  groundwater  plume.  However,  any liability in connection with this or other  environmental  matters could result in substantial costs.

A significant portion of our workforce is unionized and labor disruptions could decrease our productivity.

                As of December 31, 2002, we had approximately 3,800 employees.  Nearly 1,600 of our United States employees are subject to collective bargaining  agreements.  In keeping with common practice,  virtually all manufacturing  employees at our European plants are unionized.  Although we consider our current  relations with our employees to be good, except as referenced in "Legal  Proceedings - Litigation",  if we do not maintain these good relations,  or if major work disruptions were to occur, our production costs could increase.

ITEM 2.  PROPERTIES

                We have 13  operations  located in the  United  States,  many of which are  strategically  positioned  near principal  customers and suppliers.  Through our European  subsidiaries,  we also have production  locations in the largest regional markets in Europe,  including Denmark,  France,  Germany, Italy, Spain and the United Kingdom. The following table sets forth certain information with respect to our principal plants as of March 15, 2003.

Location                                     Size (in sq.          Status                          Segment
--------                                     -------------         ------                          -------
                                                      ft.)
                                                      ----

United States
Elgin, IL (1)............................          481,346          Owned                          Aerosol
Tallapoosa, GA (1).......................          249,480          Owned                          Aerosol
Baltimore, MD ...........................          232,172         Leased               Custom & Specialty
Commerce, CA.............................          215,860         Leased    Paint, Plastic & General Line
Newnan, GA...............................          185,122         Leased    Paint, Plastic & General Line
Hubbard, OH (1)..........................          174,970          Owned    Paint, Plastic & General Line
Elgin, IL................................          144,578         Leased               Custom & Specialty
Baltimore, MD (1)........................          137,000          Owned               Custom & Specialty
Horsham, PA (1)..........................          132,000          Owned                          Aerosol
Weirton, WV..............................          108,000         Leased                          Aerosol
Danville, IL (1).........................          100,000          Owned                          Aerosol
Alliance, OH.............................           52,000         Leased    Paint, Plastic & General Line
New Castle, PA (1).......................           22,750          Owned               Custom & Specialty
Europe
Erftstadt, Germany.......................          369,000         Leased                    International
Merthyr Tydfil, United Kingdom (2).......          320,000         Leased                    International
Laon, France.............................          220,000          Owned                    International
Reus, Spain..............................          182,250          Owned                    International
Itzehoe, Germany.........................           80,730          Owned                    International
Esbjerg, Denmark.........................           66,209          Owned                    International
Voghera, Italy...........................           45,200         Leased                    International
Schwedt, Germany.........................           35,500         Leased                    International

(1)             U.S.  owned  plants are subject to a lien in favor of Bank of America,  N.A.  as  collateral  agent for the lenders under the credit agreement.

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

                We believe our  facilities are adequate for our present needs and that our properties are generally in good condition,  well  maintained and suitable for their intended use. We  continuously  evaluate the composition of our various manufacturing  facilities in light of current and expected market  conditions and demand,  and may further  consolidate our plant operations in the future.

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

                Through corporate due diligence and the Company's  compliance  management  system, we identified  potential noncompliance  with the  environmental  laws at our New Castle,  Pennsylvania  facility  related to the  possible  use of a coating or coatings  inconsistent  with the  conditions in the facility's  Clean Air Act Title V permit.  In February 2001, the Company  voluntarily  self-reported  the  potential  noncompliance  to the  Pennsylvania  Department  of  Environmental
Protection  (PDEP) and the  Environmental  Protection  Agency  (EPA) in  accordance  with  PDEP's and EPA's  policies.  The
Company  undertook a full review,  revised its emissions  calculations  based on its review and determined  that it had not exceeded its  emissions  cap for any  reporting  year.  In  September  2001,  the Company  reported to PDEP and EPA certain deviations  from the  requirements  of its Title V permit related to the use of  non-compliant  coatings and  corresponding recordkeeping  and  reporting  obligations,  and certain  recordkeeping  deviations  stemming from the  malfunction  of the temperature  recorder for an oxidizer.  The Company met with PDEP officials in October 2001, and provided some supplemental information  requested  by PDEP in November  2001.  On May 21,  2002,  the Company met with PDEP  officials  and reached an agreement to resolve the past  reported  deviations  by entering  into a Consent  Assessment  of Civil Penalty for $30,000.
The Company  and PDEP signed a  definitive  agreement  in October  2002 and the  Company  paid the first  installment.  The second installment is due in April 2003.

                Based upon  currently  available  information,  the Company  does not expect the  effects of  environmental matters to be material to its financial position.

Litigation

                We are involved in litigation  from time to time in the ordinary  course of our  business.  In our opinion, the litigation is not material to our financial condition or results of operations.

                In May 1998,  the National Labor Relations Board issued a decision  ordering us to pay $1.5 million in back pay, plus interest,  for a violation of certain  sections of the National  Labor  Relations Act. The violation was a result of our  closure of several  facilities  in 1991 and our  failure to offer  inter-plant  job  opportunities  to 25  affected employees.  We appealed this decision on the grounds,  among  others,  that we are entitled to a credit  against this award for certain  supplemental  unemployment  benefits and pension  payments.  On June 19, 2001,  the Court of Appeals  issued a written  decision.  While the Court  enforced the award of backpay,  with interest,  it agreed with the Company's  position that the NLRB should permit the Company to present  actuarial  calculations of any credit due it because of overpayments or early payments of supplemental  unemployment  benefits or pension.  On March 1, 2002, the Company settled this case.  Under the settlement  agreement,  the Company paid approximately $1.8 million in backpay and interest, as well as certain pension adjustments  that are not expected to have a material  effect on the Company.  The National Labor  Relations Board approved the  settlement  on May 30, 2002.  The Company made  substantially  all payments due under the  settlement in July 2002. In
October 2002, the NLRB entered an Order officially closing this matter.

                Walter  Schmidt,  former  finance  director at May  Verpackungen  GmbH  ("May")  sued for unfair  dismissal following  termination of his  employment  contract.  The contract had a five-year  term and Schmidt  remains in pay status through its notice  period,  ending  January 31, 2005.  Mr.  Schmidt  claims that he also is due a severance  settlement of five  years'  salary at the end of the notice  period.  In July 2002,  the labor  courts of first  instance  ruled that Mr.
Schmidt's notice date and termination  should be effective  December 31, 2005, and that the severance  settlement is due at that time. On January 7, 2003,  May appealed  this ruling.  In its appeal,  May contends  that the labor courts'  ruling is erroneous on four bases.  The appeals court will review the ruling of the labor courts of first  instance de novo,  meaning that it is not bound by the prior ruling and may render an independent  decision.  Since the appeals  court's review is not complete,  the Company is unable,  at this time, to determine the appeals court's  position or the effect on the Company of the initial decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                In December  2002,  U.S. Can  Corporation  sought the consent of its common and preferred  shareholders  to amend its certificate of  incorporation  to effect (i) a reverse stock split which,  upon obtaining the necessary  consents and filing with the Secretary of State of the State of Delaware,  reclassified  and  converted  each  preexisting  share of common stock and Series A preferred stock into 1/1000th of a share of common and preferred  stock,  respectively,  and (ii)
a  corresponding  reduction  in the number of its  authorized  shares of common  stock from  100,000,000  shares to 100,000 shares and in the number of its authorized shares of preferred stock from 200,000,000 shares to 200,000 shares.

                The  following  tables  set forth the  number of shares  consenting,  not  consenting,  abstaining,  or not obtained (numbers shown are prior to the reverse stock split):

                                                       Common Stock
                                                       ------------

Shares Outstanding...........................................                                               53,333,333
                Shares Consenting.................................                                  48,620,761
                Shares Not Consenting...........................                                                          ---
                Shares Abstaining.................................                                                 ---
                Shares Consent Not Obtained....................                                               4,712,572

                                                      Preferred Stock
                                                      ---------------

Shares Outstanding...........................................                                               106,666,667
                Shares Consenting.................................                                  105,979,382
                Shares Not Consenting...........................                                                             ---
                Shares Abstaining.................................                                                               ---
                Shares Consent Not Obtained....................                                                    687,285

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
There are stringent  limitations in the Senior Secured Credit Facility ("the Facility") and the Senior  Subordinated  Notes
("the Notes") on United States Can's ability to fund or pay cash dividends to U.S. Can Corporation.

                In 2000,  U.S. Can  Corporation  issued  shares of preferred  stock having a face value of $106.7  million.
Dividends  accrue on the  preferred  stock at an annual  rate of 10%,  are  cumulative  from the date of  issuance  and are compounded quarterly, on March 31,  June 30,  September 30 and December 31 of each year and are payable in cash when and as declared by our Board of Directors,  so long as sufficient cash is available to make the dividend  payment and such payment would not violate the terms of the Facility  and the Notes.  As of December 31,  2002,  dividends  of  approximately  $26.5 million  have been  accrued.  As United  States Can is U.S.  Can  Corporation's  only source of cash and payments by United
States Can are  restricted by the terms of the Facility and the Notes,  U.S. Can  Corporation  does not  anticipate  paying cash dividends on the preferred  stock in the  foreseeable  future.  Holders of the preferred  stock have no voting rights, except as otherwise  required by law. The preferred  stock has a  liquidation  preference  equal to the purchase  price per share (after giving effect to the reverse stock split),  plus all accrued and unpaid  dividends.  The preferred stock ranks senior to all classes of U.S. Can Corporation common stock and is not convertible into common stock.

                On December 20,  2002,  U.S. Can  Corporation  amended its  certificate  of  incorporation  to effect (i) a reverse  stock split which,  upon filing with the Secretary of State of the State of Delaware,  reclassified  and converted each  preexisting  share of common  stock and Series A preferred  stock into  1/1000th  of a share of common and  preferred stock,  respectively,  and (ii) a  corresponding  reduction  in the number of its  authorized  shares of common  stock from
100,000,000  shares to 100,000  shares and in the  number of its  authorized  shares of  preferred  stock from  200,000,000 shares to  200,000  shares.  The  reverse  stock  split did not  affect  the  relative  percentages  of  ownership  for any shareholders.  The reverse stock split did not affect the annual rate at which dividends on preferred  stock accrue,  their cumulation or quarterly  compounding.  Dividends remain payable in cash when and as declared by our Board of Directors,  so long as  sufficient  cash is  available to make the  dividend  payment and such payment  would not violate the terms of the
Facility and the Notes.

ITEM 6.   SELECTED FINANCIAL DATA

         The  following  consolidated  financial  data as of and for  each of the  fiscal  years in the  five  years  ended
December  31,  2002 were  derived  from our  audited  financial  statements.  You should  read all of this  information  in conjunction  with  "Management's  Discussion  and  Analysis  of  Financial  Condition  and Results of  Operations"  and our
financial statements for the year ended December 31, 2002 and accompanying notes beginning on page 25.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                       (000's omitted)
                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                        2002           2001          2000          1999          1998
                                                        ----           ----          ----          ----          ----
OPERATING DATA:
Net sales........................................    $   796,500   $   772,188    $  809,497    $  732,897    $  730,951
Special charges (a)..............................          8,705        36,239         3,413            --        35,869
Recapitalization charge (b)......................             --            --        18,886            --            --
Operating income (loss)..........................         39,547        (6,146)       48,153        66,975        21,748
Income (loss) from continuing operations
   before discontinued operations, extraordinary item,
   and cumulative effect of accounting change....        (53,474)      (40,416)        3,341        22,452        (7,525)
Discontinued operations, net of income taxes (c)
   Net loss on sale of business..................             --            --            --            --        (8,528)
Extraordinary item, net of income taxes - loss from
   early extinguishment of debt (d)..............             --            --       (14,863)       (1,296)           --
Cumulative effect of accounting change, net of
   income taxes (e)..............................        (18,302)           --            --            --            --
Net income (loss) before preferred stock dividends                 (71,776)       (40,416)      (11,522)      21,156
(16,053)
Preferred stock dividend requirements............        (12,521)      (11,345)       (2,601)           --            --
Net income (loss) attributable to
   common stockholders...........................    $   (84,297)  $   (51,761)   $  (14,123)   $   21,156    $  (16,053)
BALANCE SHEET DATA:
Total assets.....................................    $   578,826   $   634,350    $  637,864    $  663,570    $  555,571
Total debt.......................................        549,682       536,776       495,045       359,317       316,673
Redeemable preferred stock.......................        133,133       120,613       109,268            --            --
Stockholders' equity (f).........................       (343,846)     (247,124)     (174,323)       68,556        50,177

(a) See Note (4) of the  "Notes  to  Consolidated  Financial  Statements"  for a  description  of the  2002,  2001 and 2000
         Special  Charges.  In 1998,  the  Company  established  a  restructuring  provision  for closure of the Green Bay,
         Wisconsin  aerosol  assembly plant, the Alsip,  Illinois  general line plant,  and the Columbiana,  Ohio specialty plant; a write-down to estimated  proceeds for the sale of the metal closure  business  located in Glen Dale, West
         Virginia;  and selected  closures and realignment of facilities  servicing the lithography  needs of the Company's core businesses.

(b)      See Note (3) of the "Notes to Consolidated Financial Statements."

(c)      On November 9,  1998, the Company sold its commercial metal services business ("Metal  Services").  Metal Services included one plant in each of Chicago, Illinois; Trenton, New Jersey; Brookfield, Ohio, and Alsip, Illinois.

(d)             In April of 2002, the FASB issued Statement of Financial  Accounting  Standard No. 145 related to gains and losses on  extinguishment  of debt. See "New Accounting  Pronouncements".  In accordance  with the  pronouncement, the Company will adopt the standard  for the year ended  December 31, 2003 and is in the process of reviewing  the criteria in Accounting  Principles  Board Opinion 30 as it relates to the Company's early  extinguishment  of debt in 2000 and 1999. See Note (6) of the "Notes to Consolidated  Financial  Statements" for further details  relating to the early extinguishment of debt.

(e)             See Note (15) of the "Notes to Consolidated Financial Statements."

(f)             Negative  stockholders'  equity in 2000 was caused by the  recapitalization.  See Note (3) of the "Notes to
         Consolidated Financial Statements."

ITEM 7.  MANAGEMENT'S      DISCUSSION      AND     ANALYSIS     OF     FINANCIAL      CONDITION      AND     RESULTS     OF
OPERATIONS

                The following  discussion  summarizes the significant factors affecting the consolidated  operating results and  financial  condition of the Company and  subsidiaries  for the three years ended  December 31, 2002.  This  discussion should  be read in  conjunction  with  the  consolidated  financial  statements  and  notes to the  consolidated  financial statements.

Critical Accounting Policies; Use of Estimates

         The preparation of financial statements in conformity with accounting  principles generally accepted in the United
States requires  management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities, disclosure  of  contingent  assets and  liabilities  at the date of the financial  statements  and the reported  amounts of revenue and expenses  during the  reporting  period.  Estimates  are used for, but not limited to:  allowance  for doubtful accounts;  inventory valuation;  purchase accounting  allocations;  restructuring amounts;  asset impairments;  depreciable lives of assets;  goodwill impairments;  pension assumptions and tax valuation allowances.  Future events and their effects cannot be perceived with certainty.  Accordingly,  our accounting  estimates  require the exercise of management's  current best reasonable  judgment based on facts  available.  The accounting  estimates used in the preparation of the consolidated financial  statements will change as new events occur, as more experience is acquired,  as more information is obtained and as the Company's operating  environments  change.  Significant business or customer conditions could cause material changes to the amounts reflected in our financial  statements.  Accounting  policies  requiring  significant  management  judgments include those related to revenue recognition,  inventory valuation,  accounts receivable  allowances,  goodwill impairment, restructuring reserves, tax valuation allowances, pension benefit obligations and interest rate exposure.

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

                During the first six months of 2002, the Company  completed the initial  transitional  goodwill  impairment test as of January 1, 2002  required  under SFAS No. 142, and reported  that a non-cash  impairment  charge was required in the Custom & Specialty and  International  segments.  During the fourth quarter of 2002, the Company  determined the amount of the goodwill impairment and recorded a pre-tax goodwill  impairment charge of $39.1 million ($18.3 million,  net of tax)
relating to the Custom & Specialty and  International  segments.  The charge has been presented as a cumulative effect of a change in  accounting  principle  effective  as of January 1, 2002 and is  primarily  due to  competitive  pressures in the
Custom & Specialty and International  segment  marketplaces.  To determine the amount of goodwill  impairment,  the Company measured  the  impairment  loss as the excess of the carrying  amount of goodwill  over the implied fair value of goodwill.
The impairment charge has no impact on covenant  compliance under the Senior Secured Credit  Agreement.  As of December 31,
2002, the Company had $27.4 million of goodwill remaining on its balance sheet.

                SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived  Assets,"  was issued in August
2001.  SFAS No. 144, which  addresses  financial  accounting and reporting for the impairment of long-lived  assets and for long-lived  assets to be disposed of,  supercedes  SFAS No. 121 and is effective for fiscal years  beginning after December
15, 2001. The Company adopted this  pronouncement  on January 1, 2002. In accordance  with SFAS 144, we continually  review whether events and  circumstances  subsequent to the  acquisition of any long-lived  assets have occurred that indicate the remaining  estimated  useful lives of those assets may warrant  revision or that the remaining  balance of those assets may not be  recoverable.  If events and  circumstances  indicate  that the  long-lived  assets  should be reviewed for possible impairment,  we use  projections  to assess  whether  future cash flows or operating  income  (before  amortization)  on an undiscounted  basis  related to the tested  assets is likely to exceed the recorded  carrying  amount of those  assets,  to determine if a write-down is appropriate.  Should an impairment be identified,  a loss would be reported to the extent that the carrying value of the impaired  assets exceeds their fair values as determined by valuation  techniques  appropriate in the circumstances that could include the use of similar projections on a discounted basis.

                As more  fully  described  in Note (4) to the  Consolidated  Financial  Statements,  several  restructuring programs were  implemented in order to streamline  operations and reduce costs.  The Company has  established  reserves and recorded  charges  against  such  reserves,  to cover the  costs to  implement  the  programs.  The  estimated  costs  were determined based on contractual arrangements,  quotes from contractors,  similar historical activities and other judgmental determinations.  Actual costs may differ from those  estimated  and, in 2002, an additional  net charge of $8.7 million was recorded related to the reassessment of the 2001 restructuring  programs,  2002 employee terminations,  and the sale of the
Daegeling,  Germany  facility.  See Note (4) to the Consolidated  Financial  Statements for a description of the additional net charge.  SFAS No. 146  "Accounting  for Costs  Associated  With Exit or Disposal  Activities"  was issued in July 2002.
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

                The Company  accounts for income taxes using the asset and liability method under which deferred income tax assets and liabilities are recognized for the tax consequences of "temporary  differences"  between the financial statement carrying  amounts  and the tax bases of  existing  assets  and  liabilities  and  operating  losses  and tax  credit  carry forwards.  On an ongoing  basis,  the Company  evaluates  its deferred  tax assets to  determine  whether it is more likely than not that such assets will be realized in the future and records valuation  allowances  against the deferred tax assets for amounts which are not  considered  more likely than not to be realized.  The estimate of the amount that is more likely than not to be realized  requires the use of assumptions  concerning the amounts and timing of the Company's  future income by taxing jurisdiction.  Actual results may differ from those estimates.

                Due to a history of operating losses in certain  countries  coupled with the deferred tax assets that arose in connection with the restructuring  programs and goodwill impairment  charges,  the Company has determined that it cannot conclude  that it is "more likely than not" that all of the deferred tax assets of certain of its foreign  operations  will be  realized  in the  foreseeable  future.  Accordingly,  during the fourth  quarter of 2002,  the  Company  established  a valuation  allowance of $44.7  million to provide for the estimated  unrealizable  amount of its net deferred tax assets as of December 31, 2002.  The Company will  continue to assess the  valuation  allowance  and, to the extent it is  determined that such allowance is no longer required, these deferred tax assets will be recognized in the future.

                The Company  relies upon  actuarial  models to calculate its pension  benefit  obligations  and the related effects on operations.  Accounting for pensions and  postretirement  benefit plans using actuarial  models requires the use of estimates and assumptions  regarding  numerous  factors,  including  discount rate, the long-term rate of return on plan assets,  health care cost increases,  retirement  ages,  mortality and employee  turnover.  On an annual basis, the Company evaluates  these critical  assumptions and makes changes to them as necessary to reflect the Company's  experience.  In any given year,  actual  results  could differ from  actuarial  assumptions  made due to economic and other factors which could impact the amount of expense or liability for pensions or postretirement benefits the Company reports.

                Two of the critical  assumptions in determining the Company's reported expense or liability for pensions or postretirement  benefits are the  discount  rate and the  long-term  expected  rate of return on plan assets.  The use of a lower  discount  rate and a lower  long-term  expected  rate of return on plan assets would  increase the present  value of benefit  obligations and increase  pension expense and  postretirement  benefit  expense.  In 2002, the Company reduced its
U.S. and foreign discount rates to reflect market interest rate conditions.

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

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

                Consolidated  net sales for the year ended  December  31,  2002 were  $796.5  million as compared to $772.2 million in 2001, an increase of 3.1%. Along business  segment lines,  Aerosol net sales in 2002 increased to $364.1 million from $334.7  million in 2001, an increase of 8.8%,  due  principally  to increased  unit volume ($37.4  million)  partially offset by the pricing impacts  resulting from a change in customer mix and the 2002 effect of pricing  concessions  granted in 2001 ($8.0  million).  International  net sales  increased  to $241.2  million in 2002 from $229.5  million in 2001,  an increase  of $11.7  million  or 5.1%  primarily  due to the  positive  impact of the  translation  of sales made in foreign currencies  based upon using the same average  U.S.  dollar  exchange  rates in effect  during the year ended  December 31,
2001. The Paint,  Plastic & General Line segment net sales  decreased  8.0%,  from $130.4 million in 2001 to $120.0 million in 2002.  This  decrease was due to changes in product and  customer  mix along with  falling  resin prices in our plastics business that are  contractually  passed on to customers  ($11.3  million) and decreased paint volume ($2.2 million) offset by  increased  volume in  plastics  ($3.1  million).  In 2002,  the  Company  reduced  manufacturing  capacity in its paint business as part of the Company's  restructuring  programs.  In the Custom & Specialty  segment,  sales decreased 8.2% from
$77.6  million in 2001 to $71.2  million in 2002  driven  primarily  by a change in product  mix ($7.6  million)  partially offset by an increase in volume ($1.2 million).

                Consolidated  cost of goods sold increased  $14.9 million to $710.4 million for 2002. The principal reasons for  the  increase  were  increased  volume  experienced  in our  domestic  Aerosol  business  ($32.1  million),  operating inefficiencies  in the U.K.  and  Germany  ($3.2  million)  and the foreign  currency  translation  impact on costs  ($11.9 million)  based upon using the same average U.S dollar  exchange  rates in effect during the year ended  December 31, 2001.
These  increases  were  partially  offset by cost  containment  programs  and  changes  in product  mix in U.S.  production facilities  ($30.6  million) and the decline in resin prices ($2.0 million).  As  anticipated,  the tariffs imposed in 2001 on imported  steel did not have a material  impact on the Company's  cost of goods sold in 2002. The impact of higher steel prices due to the tariffs will increase the Company's  costs of goods sold in 2003,  however the Company  cannot  determine the effect on steel  purchase  prices for 2004 and later years.  For further  discussion on the tariffs see "Business - Raw
Materials".  Gross profit margin of 10.8% in 2002  increased  0.9  percentage  points from 2001.  The increase in the gross margin rate is due to the $9.6 million of benefits  achieved  from the  restructuring  programs  (1.2  percentage  points), volume related  efficiencies  (0.4 percentage  points)  partially offset by operating costs and  inefficiencies in the U.K.
and Germany (0.7 percentage points).

                Selling,  general and  administrative  costs  decreased from $46.6 million in 2001 to $37.9 million in 2002 due to the lack of goodwill  amortization  during the year and positive  results from  management's  focus on  Company-wide cost saving  programs  initiated in 2001. As previously  discussed,  the Company has ceased the  amortization  of goodwill.
Goodwill amortization for the year ended December 31, 2001 was $2.8 million.

                 During 2002,  the Company  substantially  completed  the  restructuring  programs  initiated in 2001.  The
Company offered  voluntary  termination  programs to corporate  office salaried  employees,  opened a new plastics plant in
Atlanta,  Georgia and closed six planned  manufacturing  facilities.  The Burns Harbor,  Indiana  lithography  facility was closed in the fourth quarter,  completing the facility  closure  program.  In addition,  during the fourth quarter of 2002, the Company sold its Daegeling, Germany facility.

                 During 2002, the Company  recorded a net charge of $8.7 million related to  restructuring.  The net charge of $8.7  million  consists of new  restructuring  reserves  of $11.9  million  less  reversals  of $3.2  million due to the reassessment of restructuring  reserves  established in 2001.  Included in the 2002 net restructuring  charge are executive position  elimination  costs  and the loss on the sale of the  Daegeling,  Germany  facility.  While  the  majority  of the restructuring  initiatives have been completed in 2002,  certain portions of the programs will not be completed until 2003, and the  Company  does not  expect to  realize  the full  earnings  benefits  until  2004.  Certain  long-term  liabilities
(approximately  $3.7 million as of December  31,  2002),  consisting  primarily  of employee  termination  costs and future ongoing facility  carrying costs will be paid over many years.  The Company  initiated the  restructuring  programs in 2001 and recorded a net restructuring charge of $36.2 million for the year.

                The table below presents the reserve categories and related activity as of December 31, 2002:

                           January 1, 2002           Net                                                 December 31, 2002
      (in millions)            Balance           Additions(d)       Deductions(c)       Other (b)             Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                   $21.2               $4.9             ($17.6)             $0.7                 $9.2

Facility Closing Costs                 10.7                3.8               (9.6)              1.6     6.5
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $31.9               $8.7             ($27.2)             $2.3                $15.7
                                                                                                                (a)
                           =================    ===============    ================    =============    ====================
                           =================    ===============    ================    =============    ====================

(a)             Includes $3.7 million classified as other long-term liabilities as of December 31, 2002.
(b)             Non-cash foreign currency translation impact and the reversal of $1.5 million of asset write-offs previously expensed in 2001.
(c)             Includes cash payments of $20.8 million.  The remaining non-cash deductions represent increased pension and post-retiree benefits transferred to Other Long-Term Liabilities and the non-cash loss recorded on the sale of the Daegeling facility.
(d)             Includes reversals of $3.2 million due to the re-assessment of reserves

                Interest  expense in 2002  decreased  3.4%, or $1.9 million,  versus 2001 due to lower interest rates ($3.4 million) partially offset by the interest expense impact of higher average  borrowings ($1.5 million).  See Note (6) to the
Consolidated Financial Statements for a further discussion of the Company's debt position.

                Payment in kind  dividends of $12.5 million and $11.3 million on the redeemable  preferred  stock issued in connection  with the  recapitalization  were  recorded in 2002 and 2001,  respectively.  See Note (12) to the  Consolidated
Financial Statements.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

                Consolidated  net sales for the year ended  December 31,  2001 were  $772.2  million as  compared to $809.5 million in 2000, a decrease of 4.6%.  Along business  segment lines,  Aerosol net sales in 2001 decreased to $334.7 million from $357.7 million in 2000, a 6.4% decline,  due  principally to decreased  unit volume ($13.6  million),  a change in the mix of sales volume towards lower selling value products ($4.0 million) and pricing  concessions  granted in the first half of 2001 ($5.3 million).  The pricing  concessions  granted in the first part of the year will continue to negatively impact the first half of 2002,  both in sales and gross profit.  International  net sales decreased to $229.5 million in 2001 from
$239.6  million in 2000,  a decrease of $10.1  million or 4.2%.  There was a $9.7  million  negative  impact in 2001 due to
U.S.  dollar  translation  on sales made in  foreign  currencies.  The  Paint,  Plastic & General  Line  segment  net sales decreased  4.1%,  from $136.1 million in 2000 to $130.4 million in 2001 due primarily to decreased unit volume of paint and general  line.  In the Custom & Specialty  segment,  sales  increased  2.0% from $76.1  million in 2000 to $77.6 million in
2001,  due to  additional  sales  as the  result  of the  acquisition  of  Olive  Can  ($12.1  million  see Note (5) to the
Consolidated  Financial  Statements)  offset by the sale of the Wheeling  metal closure and Warren  lithography  businesses
($3.4 million) and an overall decline in volume ($6.5 million).

                Consolidated  cost of goods sold increased  $2.3 million to $695.5 million for 2001. The principal  reasons for the  increase  included  additional  volume as a result of the Olive Can  acquisition  ($11.8  million)  and a one-time inventory  write-off  relating to discontinued  Custom & Specialty products ($3.2 million) offset by decreased costs caused by volume and mix ($12.7  million).  Gross profit margin of 9.9% in 2001  decreased 4.5  percentage  points from 2000.  The primary  reasons  for the decline in gross  margin rate  include the impact of volume  declines  (0.5  percentage  points), selling price and product mix (2.0  percentage  points) and  manufacturing  inefficiencies  resulting from volume  softness
(0.9 percentage points) and the delay in the sale of the Southall, U.K facility (0.4 percentage points).

                Selling,  general and  administrative  costs increased from $45.9 million in 2000 to $46.6 million in 2001.
The  Company  expects a reduction  to  selling,  general  and  administration  costs as a result of the Company  offering a voluntary  termination program in connection with the restructuring  initiatives  discussed in Note (4) to the Consolidated
Financial Statements.

                During 2001, the Company initiated several  restructuring  programs.  These programs will result in (a) the closure of five manufacturing  facilities,  (b) the additional  consolidation of two facilities into one new facility,  (c)
the reversal of a previous decision to close a Custom & Specialty  lithography  facility due to changing business needs and
(d) the elimination of approximately  600 jobs. The restructuring  programs,  which are more fully described in Note (4) to the  Consolidated  Financial  Statements,  resulted in a net charge of $36.2 million in 2001.  The programs are expected to result in improved  operating  income in 2002 and future years as a result of reduced  payroll costs and the elimination of fixed overhead costs. A pre-tax charge of $3.4 million  for severance and other  termination-related  costs was recorded in the  third  quarter  of 2000.  There  also was an $18.9  million  charge  in the  fourth  quarter  of 2000  related  to the recapitalization.  See  Notes  (3)  and  (4) to  the  Consolidated  Financial  Statements  for  further  discussion  on the recapitalization and the special charge, respectively.

                The tables below present the reserve categories and related activity as of December 31, 2001 respectively:

                                      January 1, 2001                                                December 31, 2001
     (in millions)                        Balance           Additions(a)         Deductions(c)            Balance
                                    --------------------  ------------------   ------------------   --------------------
Employee Separation                                              $19.8               ($4.7)                  $21.2
                                           $6.1
Facility Closing Costs                         9.3                11.2                (9.8)                   10.7
Other Asset Write-Offs                      --                     5.2                (5.2)(d)                --
                                    --------------------
                                                          ------------------   ------------------   --------------------
Total                                     $15.4                  $36.2              ($19.7)                  $31.9(b)
                                    ====================  ==================   ==================   ====================
                                                          ------------------   ------------------   --------------------

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
Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

                During 2002,  liquidity  needs were met through  internally  generated cash flow and borrowings  made under lines of credit.  Principal liquidity needs included operating costs,  working capital,  including  restructuring costs and capital  expenditures.  Cash flow provided by operations  was $6.2 million for the year ended  December 31, 2002,  compared to cash used of $7.0 million for the year ended  December  31,  2001.  The  decreased  use of cash is primarily  due to the decrease in the net loss before income taxes (as discussed earlier).

                Net cash used in investing  activities  was $21.7  million in 2002,  as compared to $24.4  million in 2001.
Investing  activities  for 2002  relate  primarily  to  capital  spending  of $27.2  million,  including  $11.5  million in conjunction with the Company's  restructuring  programs,  offset by the proceeds received from the sale of property of $5.7 million,  including  the final  payment  received  for the sale of our Southall  facility of $4.8  million.  Total  capital expenditures  in 2001 were $19.5  million.  Base capital  expenditures  are  expected to range from $20.0  million to $24.0 million each year during the five years commencing 2003. 2003 capital  expenditures  include  approximately $3.0 million to complete the Company's  2001  restructuring  programs.  Capital  expenditures  are expected to be funded from cash on hand, operations and borrowings under the revolving  credit  facility.  Capital  investments  have  historically  yielded reduced operating costs and improved profit margins,  and management believes that the strategic  deployment of capital will enable overall profitability to improve by leveraging the economies of scale inherent in the manufacturing of containers.

                Net cash provided from  financing  activities in 2002 was $12.0 million  versus $35.1 million in 2001.  The primary 2002 financing  sources were  borrowings  under the revolving  credit portion of the Senior Secured Credit Facility
("the  Facility") and unsecured  revolving  lines of credit granted by various banks to fund the seasonal  working  capital requirements  of May  Verpackungen.  The Senior  Secured  Credit  Facility and the Notes  contain a number of financial and restrictive  covenants.  The Company was in compliance with all of the required  financial ratios and other covenants as of
December 31, 2002.  The unsecured  revolving  lines  granted to May  Verpackungen  may be terminated by the offering  banks upon given notice  periods.  As agreed,  May repaid(euro)2.0 million  during 2002 and(euro)0.7 million in January  2003. No further repayments  have been  committed.  See Note (6) to the  Consolidated  Financial  Statements  for further  discussion on the
Company's debt obligations.

                Primary  sources  of  liquidity  are cash  flow from  operations  and  borrowings  under  revolving  credit facilities.  United States Can Company,  as Borrower,  is a party to a Credit  Agreement  among United States Can, U.S. Can
Corporation and Domestic  Subsidiaries of U.S. Can Corporation as Domestic  Guarantors,  and certain lenders including Bank of  America,  N.A.,  Citicorp  North  America,  Inc.,  and Bank One NA as of October 4, 2000 (the  "Senior  Secured  Credit
Facility").  As  amended,  the  Senior  Secured  Credit  Facility  provides  for  aggregate  borrowings  of $395.0  million consisting  of: (i) $80.0  million  Tranche A loan;  (ii) $180.0  million  Tranche B loan;  (iii) $25.0  million  Tranche C facility  and (iv)  $110.0  million  under a  revolving  credit  facility.  All of the  Tranche  A and  Tranche  B debt and approximately $20.5 million under the revolving credit facility were used to finance the  recapitalization.  The borrowings under  the  revolving  credit  portion  of the  facility  are  available  to fund  working  capital  requirements,  capital expenditures  and other  general  corporate  purposes.  The revolving  loan  facility  also includes a subfacility  for the
issuance of Letters of Credit.   The Tranche C borrowings in December 2001 provided additional liquidity.

                Principal  repayments  required  under  the  Senior  Secured  Credit  Facility  are $10.0  million  in 2003 increasing  to $218.8  million at the  maturity  date in 2006.  Also due in 2006 are any amounts  outstanding  at that time under the Company's  revolving line of credit.  Additionally,  the Facility  requires a prepayment in the event that excess cash flow (as defined) exists and following  certain other events,  including certain asset sales and issuances of debt and equity.

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

                Borrowings  under the Tranche A term loan are due and  payable in  quarterly  installments,  which are $2.0 million for each of the first three  quarters in 2003 and $3.0  million for the fourth  quarter of 2003 and  increase  over time to $8.0  million per quarter,  until the final  balance is due.  Borrowings  under the Tranche B term loan are due and payable in quarterly  installments  of nominal  amounts  until the final payment is due on January 4, 2006. No payments are due on borrowings  under the Tranche C term loan prior to its final  maturity.  The revolving  credit facility is available until  January 4, 2006.  In  addition,  the  Company is  required  to prepay a portion of the  facilities  under the Senior
Secured Credit Facility upon the occurrence of certain specified events.

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
Under our Senior Secured Credit Facility,  the Company is required to meet certain financial tests,  including  achievement of a minimum  EBITDA  level,  a minimum  interest  coverage  ratio,  a minimum  fixed charge  coverage  ratio and a maximum leverage ratio. The restrictive  covenants limit the Company's ability to incur debt, pay dividends or make  distributions, sell  assets or  consolidate  or merge with  other  companies.  The  Company  was in  compliance  with all of the  required financial  ratios and other  covenants under both  facilities,  as amended,  at December 31, 2002 and anticipates  being in compliance in 2003.  However,  the minimum EBITDA covenant  increases  significantly in each of the first three quarters of
2003.  Although  management  believes that it will be in compliance with these and other covenants under the Senior Secured
Credit  Facility,  factors beyond our control,  such as sudden downturns in the demand for our products or significant cost increases  that we cannot  quickly  pass through to customers  or offset  through cost  reductions,  may cause our earnings levels to not achieve  those  forecasted.  If we believe  that we would be unable to achieve  our  minimum  EBITDA or other financial  covenants,  we would expect to negotiate with the lenders an amendment to our Senior  Secured  Credit  Facility.
We cannot be  assured  however,  that the  lenders  would  agree to an  amendment  if one were  required.  Without  such an amendment or a waiver,  we would be in default on almost all of our  borrowings,  which would have severe  consequences  to the Company regarding its sources of liquidity and its ability to continue operations.

                At December 31, 2002, $69.7 million was outstanding  under the $110.0 million revolving loan portion of the
Senior Secured Credit  Facility.  Letters of Credit of $10.2 million were  outstanding  securing the Company's  obligations under various  insurance  programs and other  contractual  agreements.  Additionally,  unsecured  revolving lines of credit granted by various banks of  approximately  $25.0 million are available to fund the seasonal  working capital  requirements of our  international  operations.  Borrowings  outstanding under these facilities at December 31, 2002 were $13.4 million.
The lines may be terminated by the offering banks upon given notice periods.

                As more fully described in Note (4) to the Consolidated  Financial Statements,  the Company has implemented several  restructuring  programs.  Future cash  requirements  to complete these programs are estimated to be  approximately
$12.0 million in 2003 and $3.7 million in 2004 and beyond.  The Company expects to fund these cash  requirements  from cash on hand,  operations and borrowings  under the revolving credit  facility.  Upon  completion,  the programs are expected to yield annual  improvements  in operating  income  exceeding $17.0 million,  primarily  through the reduction of payroll and fixed overhead expenses.

                The  Company  has a number  of  contractual  commitments  to make  future  cash  payments.  Under  existing agreements, contractual obligations as of December 31, 2002 are as follows (000's omitted):

                                                                   Payments due by period
                   Contractual Obligations          1st year     2-3 years     4-5 years     After 5 years
             -------------------------------------
                                                  ----------------------------------------------------------
             Long Term Debt                            $25,074       $52,601     $ 291,140        $ 179,000
             Capital lease obligations                   1,079           788             -                -
             Operating leases                            4,997         8,209         5,952            3,628
                                                  ----------------------------------------------------------
             Total Contractual Commitments            $ 31,150       $61,598     $ 297,092        $ 182,628

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

                The  Company  continually  evaluates  all areas of its  operations  for ways to improve  profitability  and overall Company performance.  In connection with these evaluations,  management considers numerous  alternatives to enhance the Company's  existing  business  including,  but not limited to  acquisitions,  divestitures,  capacity  realignments and alternative capital structures.

                The Company's  Senior  Secured  Credit  Facility  prohibits the  redemption of the  subordinated  debt. The
Company may consider making such repurchases upon the expiration or amendment of the Facility.

INFLATION

                Tin-plated   steel  represents  the  primary   component  of  the  Company's  raw  materials   requirement.
Historically,  the Company has not always been able to immediately  offset increases in tinplate prices with customer price increases.  The Company's capital spending programs and manufacturing  process upgrades are designed to increase  operating efficiencies and mitigate the impact of inflation on the Company's cost structure.

                Effective  March 20, 2002, the President of the United States imposed 30% ad valorem  tariffs under Section
201 of the Trade Act of 1974 on tin mill  imports  from most  foreign  producers.  The tariffs are  scheduled  to remain in effect for three  years,  declining  to 24% in the second year and 18% in the third year.  Tin mill  imports  from  Canada,
Mexico and  certain  developing  countries  are  excluded  from the  tariffs.  The tariffs  did not  materially  effect the
Company's  costs for 2002.  However,  the Company does  purchase  the vast  majority of its  domestic  steel from  domestic sources  and since the tariff  curtails  foreign  competition,  a negative  impact to the  Company  could  arise from price increases from domestic suppliers.

                In response to the U.S.  tariffs imposed under Section 201of the Trade Act of 1974, in March of 2002 Europe
established a steel safeguard  initiative  whereby  imports of steel into Europe from  designated  countries are assessed a duty of 17% versus the previous  duty of 1%. The new duty on some  European  imports  remains in effect for the duration of the U.S.  imposed  tariffs under Section 201. Due to the fact that the  Company's  European  operations do not import steel from any of the  countries  affected by the new European  duty,  in 2002 the Company's  international  operations  were not affected by the new duty.  Likewise,  the Company does not  anticipate the new duty to affect its operations in 2003 as the
Company has no plans to begin purchasing steel from these countries.

NEW ACCOUNTING PRONOUNCEMENTS

                During July 2001, the Financial  Accounting Standards Board (FASB) issued and the Company adopted Statement of Financial  Accounting  Standards (SFAS) No. 141, Business  Combinations.  SFAS No. 141 modifies the method of accounting for business  combinations  entered into after June 30, 2001 and addresses the accounting for acquired  intangible  assets.
All business combinations entered into after June 30, 2001, are accounted for using the purchase method.

                The Company adopted SFAS No. 142 "Goodwill and Other  Intangible  Assets" on January 1, 2002. This standard
provides   accounting   and   disclosure   guidance  for  acquired   intangibles.   Under  this   standard,   goodwill  and
"indefinite-lived"  intangibles  are no longer  amortized,  but are  tested at least  annually  for  impairment.  Effective
January 1, 2002, the Company ceased  amortization  of its goodwill.  The Company  recorded  goodwill  amortization  of $2.8 million and $2.9  million for the years ended  December  31, 2001 and 2000.  SFAS No. 142  required  the Company to make an initial  assessment  of goodwill  impairment  within six months after the adoption  date.  The initial step was designed to identify  potential  goodwill  impairment by comparing an estimated  fair value for each  applicable  reporting unit to its respective  carrying  value.  For the  reporting  units where the  carrying  value  exceeds  fair value,  a second step was performed by  to measure the amount of the goodwill impairment.

                During the first six months of 2002, the Company  completed the initial  transitional  goodwill  impairment test as of January 1, 2002,  and reported  that a non-cash  impairment  charge was  required in the Custom & Specialty  and
International  segments.  During the fourth quarter of 2002, the Company  determined the amount of the goodwill  impairment and recorded a pre-tax goodwill  impairment  charge of $39.1 million  relating to the Custom & Specialty and  International segments.  The charge has been  presented  as a  cumulative  effect of a change in  accounting  principle  effective  as of
January  1, 2002 and is  primarily  due to  competitive  pressures  in the Custom &  Specialty  and  International  segment marketplaces.  To determine the amount of goodwill  impairment,  the Company  measured the impairment loss as the excess of the carrying  amount of goodwill over the implied fair value of goodwill.  The impairment  charge has no impact on covenant compliance under the Senior Secured Credit  Agreement.  For further  discussion of the goodwill  impairment charge see Note
(15) to the Consolidated Financial Statements.

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

                SFAS No. 145  "Recission  of FASB  Statements  No. 4, 44, and 46,  Amendment of FASB  Statement No. 13, and
Technical  Corrections"  was issued in April 2002 and is effective  for fiscal  years  beginning  after May 15, 2002.  This statement  eliminates  the  current  requirement  that  gains  and  losses  on  extinguishment  of  debt be  classified  as extraordinary  items  in  the  statement  of  operations.  Instead,  the  statement  requires  that  gains  and  losses  on extinguishment  of debt be  evaluated  against the  criteria in APB  Opinion 30 to  determine  whether or not such gains or losses should be classified as an  extraordinary  item.  The statement also contains  other  corrections  to  authoritative accounting  literature  in SFAS 4, 44 and 46. In  accordance  with the  pronouncement,  the Company will adopt the standard for the year ended  December  31, 2003 and is in the process of  reviewing  the criteria in Opinion 30 as it relates to the
Company's early extinguishment of debt in 2000.

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

                In December of 2002, the FASB issued SFAS No. 148  "Accounting  for  Stock-Based  Compensation - Transition
and  Disclosure".  SFAS No. 148 amends  FASB  Statement  No.  123  "Accounting  for  Stock-Based  Compensation"  to provide alternative  methods of transition  for companies who  voluntarily  change to the fair value based method of accounting for stock-based employee  compensation.  The statement also increases stock-based  compensation quarterly and annual disclosure requirements  for all  companies and is effective  for  financial  statements  of companies  with fiscal years ending after
December  15,  2002.  The Company  adopted  this  statement  in  December of 2002 and there was no impact to the  financial position  and  results  of  operations  of the  Company  as a result of the  adoption.  See Note  (11) to the  Consolidated
Financial Statements for the additional disclosures required by this pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency and Interest Rate Risk

Foreign Currency Risk

                The Company has engaged in transactions  that carry some degree of foreign currency risk. As such, a series of forward hedge  contracts  were entered into to mitigate the foreign  currency risks  associated  with the financing of a production  facility in the United  Kingdom.  Pursuant to the  agreement  under which the  contracts  had been issued,  the counterparty  elected to terminate the contracts in January 2003.  In  connection  with the  termination,  the Company paid
$1.0  million to the  counterparty  which will be  reflected  in 2003  interest  expense in  accordance  with the  original contract terms.

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

                                 2003        2004         2005        2006         2007      Thereafter  Fair Value
                              ----------- ------------ ----------- ------------ ------------ ----------- -------------
Debt Obligations                                               (dollars in millions)
--------------------------
Fixed rate                       $16.2        $17.8       $0.6         $1.4         $1.3       $175.0     $115.7
Average interest rate                           8.35%                    8.58%        6.10%      12.38%
                                 8.14%                    6.12%
Variable rate                     $10.0       $14.0        $21.0       $288.5       $   --     $ 4.0      $337.5
Average interest rate                           5.42%                    5.64%                   1.40%
                                 5.43%                    5.41%                    0.00%

Interest Rate Swaps-
Variable to Fixed
--------------------------
Notional Amount                 $83.3      $ --         $ --        $ --         $ --         $ --         $(3.4)
Pay / receive rate               6.63%         --         --          --           --           --

Interest Rate Collars
--------------------------
Notional Amount                 $41.7        --           --          --           --           --         $(1.5)
Cap Rate                         7.25%         --         --          --           --           --
Floor Rate                       6.10%         --         --          --           --           --

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                   Page
                                                                                                                   ----

     INDEPENDENT AUDITORS' REPORT

     To U.S. Can Corporation:
     Lombard, Illinois

     We have audited the accompanying  consolidated  balance sheet of U.S. Can Corporation and Subsidiaries ("the Company")
     as of December 31, 2002, and the related consolidated  statements of operations,  stockholders' equity, and cash flows for the year  then  ended.  These  financial  statements  are the  responsibility  of the  Company's  management.  Our responsibility is to express an opinion on these financial  statements based on our audit. The consolidated  financial statements  of the  Company as of  December  31,  2001 and 2000 and for each of the two years then  ended,  before the inclusion of the disclosures  discussed in Note 15 to the financial  statements,  were audited by other auditors,  who have ceased  operations.  Those  auditors  expressed an  unqualified  opinion on those  financial  statements in their report dated March 6, 2002.

     We conducted  our audit in  accordance  with auditing  standards  generally  accepted in the United States of America.
     Those standards require that we plan and perform the audit to obtain reasonable  assurance about whether the financial statements are free of material  misstatement.  An audit includes examining,  on a test basis, evidence supporting the amounts and disclosures in the financial  statements.  An audit also includes assessing the accounting principles used and significant estimates made by management,  as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

     In our opinion,  such 2002 consolidated  financial statements present fairly, in all material respects,  the financial position of U.S. Can Corporation  and  Subsidiaries as of  December 31,  2002, and the  consolidated  results of their operations and their cash flows for the year then ended, in conformity with accounting  principles  generally accepted in the United States.

     As discussed in Note 2, in 2002 the Company  changed its method of accounting for goodwill as required by Statement of
     Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets."

     As discussed  above,  the financial  statements of U.S. Can  Corporation as of December 31, 2001 and 2000, and for the
     years then ended were audited by other auditors who have ceased  operations.  As described in Note 15, these financial statements have been revised to include the transitional  disclosures required by Statement No. 142, which was adopted by the Company as of January 1, 2002.  Our audit  procedures  with respect to the  disclosures in Note 15 with respect to 2001 and 2000  included  (i)  agreeing  the  previously  reported  net income to the  previously  issued  financial statements and the adjustments to reported net income  representing  amortization  expense  (including any related tax effects)  recognized  in those  periods  related to  goodwill,  to the  Company's  underlying  records  obtained  from management,  and (ii) testing the mathematical  accuracy of the  reconciliation of adjusted net income to reported net income.  In our opinion,  the disclosures for 2001 and 2000 in Note 15 are appropriate.  However,  we were not engaged to audit,  review,  or apply any  procedures to the 2001 or 2000  financial  statements of the Company other than with respect to such disclosures and, accordingly,  we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

     Deloitte & Touche LLP
     Chicago, Illinois
     February 21, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     The  following  report is a copy of a report  previously  issued by Arthur  Andersen LLP and has not been  reissued by
     Arthur  Andersen  LLP. In fiscal 2002,  the Company  adopted the  provisions  of  Statement  of  Financial  Accounting
     Standards  No.  142,  "Goodwill  and  Other  Intangible  Assets"  (SFAS  No.  142).  As  discussed  in  Note 15 to the consolidated financial statements,  the Company has presented the transitional  disclosures for 2001 and 2000 required by SFAS  No.  142.  The  Arthur  Andersen  LLP  report  does  not  extend  to these  transitional  disclosures.  These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

     TO U.S. CAN CORPORATION:

     We have audited the  accompanying  consolidated  balance sheets of U.S. CAN CORPORATION (a Delaware  corporation)  AND
     SUBSIDIARIES as of December 31, 2001 and 2000, and the related  consolidated  statements of operations,  stockholders'
     equity and cash flows for each of the three years in the period ended December 31, 2001*.  These financial  statements are the  responsibility of the Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

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

     ARTHUR ANDERSEN LLP
     Chicago, Illinois
     March 6, 2002

     * The 1999 consolidated financial statements are not required to be presented in the 2002 annual report.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (000's omitted)

                                                                               For the Year Ended
                                                             -------------------------------------------------------
                                                               December 31,       December 31,       December 31,
                                                                   2002               2001               2000
                                                             -----------------  -----------------  -----------------

Net Sales.................................................          $796,500           $772,188           $809,497

Cost of Sales.............................................           710,395            695,514            693,158
                                                             -----------------  -----------------  -----------------

     Gross Income.........................................            86,105             76,674            116,339

Selling, General and Administrative Expenses..............            37,853             46,581             45,887

Special Charges...........................................             8,705             36,239              3,413

Recapitalization Charges..................................                 -                  -             18,886
                                                             -----------------  -----------------  -----------------

     Operating Income (Loss)..............................            39,547             (6,146)            48,153

Interest Expense..........................................            55,384             57,304             40,468
                                                             -----------------  -----------------  -----------------

     Income (Loss) Before Income Taxes....................           (15,837)           (63,450)             7,685

Provision (Benefit) for Income Taxes......................            37,637            (23,034)             4,344
                                                             -----------------  -----------------  -----------------

     Income (Loss) from Operations Before Extraordinary
     Item and Cumulative Effect of Accounting Change......           (53,474)           (40,416)             3,341

Extraordinary Item, net of income taxes

     Net Loss from Early Extinguishment of Debt...........                 -                  -            (14,863)

Cumulative Effect of Accounting Change, net of income  taxes         (18,302)                 -                  -
                                                             -----------------  -----------------  -----------------

     Net Loss Before Preferred Stock Dividends............           (71,776)           (40,416)           (11,522)

Preferred Stock Dividend Requirement......................           (12,521)           (11,345)            (2,601)
                                                             -----------------  -----------------  -----------------

     Net Loss Attributable to Common Stockholders.........          $(84,297)          $(51,761)          $(14,123)
                                                             =================  =================  =================

                              The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                          (000's omitted, except per share data)

                                                                                December 31,           December 31,
                                  ASSETS                                            2002                   2001
                                                                            ---------------------  ---------------------
CURRENT ASSETS:
     Cash and cash equivalents............................................              $11,790                $14,743
     Accounts receivable, net of allowances...............................               89,986                 95,274
     Inventories, net.....................................................              105,635                100,676
     Deferred income taxes................................................                7,730                 21,977
     Other current assets.................................................               14,466                 15,732
                                                                            ---------------------  ---------------------
          Total current assets............................................              229,607                248,402

PROPERTY, PLANT AND EQUIPMENT, less accumulated
     depreciation and amortization........................................              241,674                239,234

GOODWILL, less accumulated amortization...................................               27,384                 66,437

DEFERRED INCOME TAXES.....................................................               29,340                 20,515

OTHER NON-CURRENT ASSETS..................................................               50,821                 59,762

                                                                            ---------------------  ---------------------
          Total assets....................................................             $578,826               $634,350
                                                                            =====================  =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt and capital lease obligations...              $26,153                $14,983
     Accounts payable.....................................................               94,537                 96,685
     Accrued expenses.....................................................               51,446                 45,437
     Restructuring reserves...............................................               11,990                 25,945
     Income taxes payable.................................................                  958                  1,055
                                                                            ---------------------  ---------------------
          Total current liabilities.......................................              185,084                184,105

LONG TERM DEBT............................................................              523,529                521,793

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS..........................................................               74,574                 38,000

OTHER LONG-TERM LIABILITIES...............................................                6,352                 16,963
                                                                            ---------------------  ---------------------

          Total liabilities...............................................              789,539                760,861

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized, 106,667 shares
      issued & outstanding................................................              133,133                120,613

STOCKHOLDERS' EQUITY:
     Common stock, $10.00 par value, 100,000 shares authorized, 53,333
      shares issued & outstanding.........................................                  533                    533
     Additional paid-in-capital...........................................               52,800                 52,800
     Accumulated other comprehensive loss.................................              (51,076)               (38,651)
     Accumulated deficit..................................................             (346,103)              (261,806)
                                                                            ---------------------  ---------------------
          Total stockholders' equity / (deficit)..........................             (343,846)              (247,124)
                                                                            ---------------------  ---------------------
               Total liabilities and stockholders' equity.................             $578,826               $634,350
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

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (000's omitted)
                             Common     Paid-in-CapitUnearned    Treasury     Accumulated    Accumulated   Comprehensive
                                                                                 Other
                                                    Restricted    Common     Comprehensive
                               Stock                  Stock        Stock         Loss          Deficit     Income (Loss)
                             ---------------------------------------------------------------------------------------------
BALANCE AT                    $    135   $112,840    $    (629)   $  (1,380)  $  (7,771)      $(34,639)
   DECEMBER 31, 1999.......
Net loss before preferred
   stock dividends.........          -          -            -          -             -        (11,522)      $   (11,522)
Redemption of common stock
   and exercise of stock
   options in connection
with
   the recapitalization....       (134)  (110,973)         305          -             -       (159,220)                -
Purchase of treasury stock.          -          -            -       (488)            -              -                 -
Retirement of treasury stock        (1)    (1,867)           -      1,868             -              -                 -
Issuance of common stock in
   recapitalized company...        533     52,800            -          -             -              -                 -
Preferred stock dividends..          -          -            -          -             -         (2,601)                -
Amortization of unearned
   restricted stock........          -          -          324          -             -              -                 -
Cumulative translation
   adjustment..............          -          -            -          -       (11,903)             -           (11,903)
                                                                                                          ----------------
Comprehensive loss.........                                                                                  $   (23,425)
                             -----------------------------------------------------------------------------================
BALANCE AT                         533     52,800            -          -       (19,674)      (207,982)
   DECEMBER 31, 2000.......
Net loss before preferred
   stock dividends.........          -          -            -          -             -          (40,416)     $   (40,416)
Settlement of shareholder
    litigation in
connection
    with the
recapitalization...........          -          -            -          -             -           (2,063)               -
Unrealized loss on cash flow
    hedge..................          -          -            -          -        (3,862)               -           (3,862)
Preferred stock dividends..          -          -            -          -             -          (11,345)               -
Equity adjustment to
reflect
   minimum pension liability         -          -            -          -          (288)               -             (288)
Cumulative translation
   adjustment..............          -          -            -          -       (14,827)               -          (14,827)
                                                                                                           ----------------
                                                                                                           ----------------
Comprehensive loss.........                                                                                   $   (59,393)
                             ------------------------------------------------------------------------------================
                             ------------------------------------------------------------------------------================
BALANCE AT                         533     52,800            -          -       (38,651)        (261,806)
   DECEMBER 31, 2001.......
Net loss before preferred
   stock dividends.........          -          -            -          -             -          (71,776)     $   (71,776)
Unrealized gain (loss) on
   cash flow hedge.........          -          -            -          -           176                -           (6,783)
Preferred stock dividends..          -          -            -          -             -          (12,521)               -
Equity adjustment to
reflect
   minimum pension liability         -          -            -          -       (22,058)               -          (22,058)
Cumulative translation
   adjustment..............          -          -            -          -         9,457                -            9,457
                                                                                                           ----------------
Comprehensive loss.........                                                                                   $   (91,160)
                                                                                                           ================
                             ------------------------------------------------------------------------------
BALANCE AT                    $    533   $ 52,800    $       -    $     -     $ (51,076)        $(346,103)
   DECEMBER 31, 2002.......
                             ==============================================================================

                                The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (000's omitted)

                                                                                    For the Year Ended December 31,
                                                                            ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            2002            2001             2000
                                                                            --------------- ---------------  ---------------
  Net loss before preferred stock dividends requirements................         $(71,776)       $(40,416)        $(11,522)
  Adjustments to reconcile net loss to net cash provided by
     operating activities -
     Depreciation and amortization......................................           36,086          34,626           33,670
     Special Charge.....................................................            8,705          36,239            3,413
     Recapitalization Charge............................................                -               -           18,886
     Extraordinary loss on extinguishment of debt.......................                -               -           14,863
     Cumulative effect of accounting change, net of tax.................           18,302               -                -
     Deferred income taxes..............................................           35,724         (24,369)           3,874
     Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable................................................          11,859          (5,677)         (11,869)
      Inventories........................................................           2,432          11,070           (3,587)
      Accounts payable...................................................          (9,220)         (3,366)          10,733
      Accrued expenses...................................................         (21,357)        (12,838)          (7,363)
      Other, net.........................................................          (4,591)         (2,261)         (22,366)
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
         Net cash provided by (used in) operating activities.............           6,164          (6,992)          28,732
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including restructuring capital.................          (27,235)        (19,537)         (24,504)
  Acquisition of business, net of cash acquired.........................                -          (4,198)               -
  Proceeds from sale of business........................................                -               -           12,088
  Proceeds from sale of property........................................            5,662           7,208            8,755
  Investment in Formametal S.A..........................................             (133)         (7,891)          (4,914)
                                                                            --------------- ---------------  ---------------
         Net cash used in investing activities..........................          (21,706)        (24,418)          (8,575)
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock .............................................                -               -           53,333
  Issuance of preferred stock ..........................................                -               -          106,667
  Retirement of common stock and exercise of stock options..............                -               -         (270,022)
  Settlement of shareholder litigation..................................                -          (2,063)               -
  Purchase of treasury stock............................................                -               -             (488)
  Issuance of 12 3/8% notes.............................................                -               -          175,000
  Repurchase of 10 1/8% notes...........................................                -               -         (254,658)
  Net borrowings (payments) under the revolving line of credit..........           13,600          37,600          (56,100)
  Borrowing of Tranche A loan...........................................                -               -           80,000
  Borrowing of Tranche B loan...........................................                -               -          180,000
  Borrowing of Tranche C loan...........................................                -          20,000                -
  Borrowing of other long-term debt.....................................           11,079               -           19,286
  Payments of long-term debt, including capital lease obligations.......          (12,689)        (14,102)         (22,528)
  Payment of debt financing costs.......................................                -          (6,294)         (16,137)
  Payment of recapitalization costs.....................................                -               -          (18,886)
                                                                            --------------- ---------------  ---------------
                                                                            --------------- ---------------  ---------------
         Net cash provided by (used in) financing activities............           11,990          35,141          (24,533)
                                                                            --------------- ---------------  ---------------
                                                                            --------------- ---------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................              599             228             (537)
                                                                            --------------- ---------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................           (2,953)          3,959           (4,913)
CASH AND CASH EQUIVALENTS, beginning of year............................           14,743          10,784           15,697
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of year..................................          $11,790         $14,743          $10,784
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
                                              DECEMBER 31, 2002, 2001 AND 2000

(1)  Basis of Presentation and Operations

                The consolidated  financial  statements  include the accounts of U.S. Can Corporation (the "Corporation" or
"U.S.  Can"),  its wholly owned  subsidiary,  United  States Can Company  ("United  States  Can"),  and United States Can's
subsidiaries  (the  "Subsidiaries").  All significant  intercompany  balances and transactions  have been  eliminated.  The consolidated  group is referred to herein as "the Company".  Certain prior year amounts have been  reclassified  to conform with the 2002 presentation.  The  reclassifications  had no effect on net loss attributable to common stockholders or total assets.

                The Company is a supplier of steel and plastic containers for personal care, household,  food,  automotive, paint and industrial  supplies,  and other  specialty  products.  The Company owns or leases 13 plants in the United States and 8 plants located in Europe.

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
omitted):

                                                                                  2002             2001             2000
                                                                                  ----             ----             ----

   Balance at beginning of year...........................................    $      12,243   $    10,971    $    13,367
      Provision for doubtful accounts.....................................            1,437           621            516
      Change in discounts, allowances and rebates.........................            3,378           790         (2,449)
      Write-offs of doubtful accounts, net of recoveries..................             (944)         (139)          (463)
                                                                              -------------   -----------    -----------
   Balance at end of year.................................................    $      16,114   $    12,243    $    10,971
                                                                              =============   ===========    ===========

                (c)  Inventories--  Inventories are stated at the lower of cost or market and include  material,  labor and factory  overhead.  Costs for United States  inventory have been determined using the last-in,  first-out  ("LIFO") method.
Had the  inventories  been valued  using the  first-in,  first-out  ("FIFO")  method,  the amount  would not have  differed materially  from the amounts as determined  using the LIFO method.  Costs for  Subsidiaries'  inventory has been determined using the first-in,  first-out ("FIFO") method.  Subsidiaries' inventory was approximately $48.1 million as of December 31,
2002 and 2001. The Company  estimates  reserves for inventory  obsolescence  and shrinkage  based on its judgment of future realization.

                Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                               2002              2001
                                                                                               ----              ----

    Raw materials.......................................................................   $       23,492    $    27,216
    Work in progress....................................................................           46,435         40,046
    Finished goods......................................................................           35,708         33,414
    Total Inventory.....................................................................   $      105,635    $   100,676
                                                                                           ==============    ===========

                In addition to the 2001 restructuring  initiatives,  the Company charged $3.2 million to Cost of Goods Sold for the  write-off of inventory  associated  with  discontinued  product  lines.  See Note (4) for further  information  on restructuring initiatives.

                (d) Property,  Plant and  Equipment--Property,  plant and equipment is recorded at cost. Major renewals and betterments  which  extend the useful life of an asset are  capitalized;  routine  maintenance  and repairs are expensed as
incurred.   Maintenance  and  repairs  charged  against  earnings  were  approximately  $27.4  million,  $28.6 million  and
$27.5 million  in 2002, 2001 and 2000,  respectively.  Upon sale or retirement of these assets,  the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

                Depreciation for financial reporting purposes is principally  provided using the straight-line  method over the estimated  useful lives of the assets,  as follows:  buildings-25  to 40 years;  machinery and equipment-5 to 20 years.
Equipment  under capital leases is amortized  over the life of the lease.  Depreciation  expense was $32.0  million,  $29.2 million and $28.7 million for 2002, 2001 and 2000, respectively.

                Property reported in the accompanying balance sheets is classified as follows (000's omitted):

                                                                                               2002              2001
                                                                                               ----              ----

    Land ...............................................................................   $        5,086    $     6,025
    Buildings...........................................................................           60,364         62,483
    Machinery and equipment.............................................................          409,052        396,843
    Capital leases......................................................................            9,036         13,135
    Construction in process.............................................................           23,347         24,014
                                                                                                  506,885        502,500
    Accumulated depreciation and amortization...........................................        (265,211)       (263,266)
    Total Property......................................................................   $      241,674    $    239,234
                                                                                           ==============    ============

                (e)  Goodwill - The Company  adopted  SFAS No. 142  "Goodwill  and Other  Intangible  Assets" on January 1,
2002. This standard provides accounting and disclosure  guidance for acquired  intangibles.  Under this standard,  goodwill and  "indefinite-lived"  intangibles are no longer  amortized,  but are tested at least annually for impairment.  Effective
January 1, 2002, the Company has ceased  amortization  of goodwill.  The Company  recorded  goodwill  amortization  of $2.8 million and $2.9 million for the years ended  December 31, 2001 and 2000.  During the fourth  quarter of 2002,  the Company completed its transitional  impairment  testing and recorded a non-cash,  pre-tax impairment charge of $39.1 million ($18.3 million,  net of tax) as the  cumulative  effect of a change in  accounting,  effective  January 1, 2002. See Note (15) for additional disclosure.

                (f)  Deferred  Financing  Costs -  Costs  related  to the  issuance  of new  debt  are  included  in  other non-current  assets  and are  deferred  and  amortized  over the terms of the  related  debt  agreements.  Amortization  of financing costs in 2002,  2001, and 2000 were $4.1 million,  $2.6 million and $1.7 million,  respectively  and are included in interest  expense.  The Company did not incur any  financing  costs in 2002 and paid $6.3 million of financing  costs in
2001.

                (g)  Impairment  of  Long-Lived  Assets - SFAS No.  144,  "Accounting  for the  Impairment  or  Disposal of
Long-Lived  Assets," was issued in August 2001.  SFAS No. 144, which addresses  financial  accounting and reporting for the impairment of long-lived  assets and for long-lived  assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years  beginning after December 15, 2001. The Company adopted this  pronouncement  on January 1, 2002.  There was no impact to the financial position and results of operations of the Company as a result of the adoption.

                In accordance  with SFAS 144, we  continually  review whether  events and  circumstances  subsequent to the acquisition of any long-lived  assets have occurred that indicate the remaining  estimated useful lives of those assets may warrant  revision  or that the  remaining  balance of those  assets  may not be  recoverable.  If events and  circumstances indicate that the  long-lived  assets should be reviewed for possible  impairment,  we use  projections  to assess  whether future cash flows or operating  income  (before  amortization)  on an  undiscounted  basis  related to the tested assets is likely to exceed the recorded  carrying  amount of those  assets,  to determine if a write-down is  appropriate.  Should an impairment be  identified,  a loss would be reported to the extent that the carrying  value of the impaired  assets exceeds their fair values as determined by valuation  techniques  appropriate  in the  circumstances  that could include the use of similar projections on a discounted basis.

                (h) Revenue - Revenue is recognized when goods are shipped,  at which time,  title and risk of loss pass to the customer.  Provisions for discounts,  returns,  allowances,  customer rebates and other adjustments are provided for in the same period as the related revenues are recorded.  The Company enters into  contractual  agreements with certain of its customers  for rebates,  generally  based on annual sales  volumes.  As sales occur,  a provision for rebates is accrued on the balance sheet and is charged against net sales.

                (i)  Foreign  Currency   Translation  -  The  functional  currency  for  substantially  all  the  Company's
Subsidiaries is the applicable local currency.  The translation from the applicable  foreign  currencies to U.S. dollars is performed for balance sheet accounts  using current  exchange rates in effect at the balance sheet date and for revenue and expense  accounts using an average  exchange rate  prevailing  during the period.  The gains or losses  resulting from such translation  are included in  accumulated  other  comprehensive  loss.  Gains or losses  resulting  from  foreign  currency transactions are included in operating income and were not material in 2002, 2001 or 2000.

                (j)  Financial  Instruments  - To manage  interest  rate  exposure,  the Company  enters into interest rate agreements.  The net  interest  paid or received on these  agreements  is  recognized  as interest  income or expense.  Our interest  rate  agreements  are  reported in the  consolidated  financial  statements  at fair value using a mark to market valuation.  Changes in the fair value of the  contracts  are  recorded  each period as a component  of other  comprehensive income.  Gains or losses on  interest  rate  agreements  are  reclassified  as  earnings  or losses in the  period in which earnings are  affected by the  underlying  hedged  item.  The Company  does not use  financial  instruments  for trading or speculative purposes.

                (k)  Accumulated Other Comprehensive Loss - The components of accumulated other comprehensive loss for 2002, 2001 and 2000 are as follows (000's omitted):

                                                                              2002              2001             2000
                                                                        ----------------- ----------------- ----------------
               Foreign Currency Translation Adjustment                      $(25,044)        $(34,501)        $(19,674)
               Minimum Pension Liability Adjustment                          (22,346)            (288)               -
               Unrealized Loss on Cash Flow Hedges                            (3,686)          (3,862)               -
                                                                        ----------------- ----------------- ----------------
               Total Accumulated Other Comprehensive Loss                   $(51,076)        $(38,651)        $(19,674)

                The  components  of  comprehensive  loss  for  2002,  2001  and  2000  are  included  in the  Statement  of
Stockholder's  Equity.  The unrealized loss on cash flow hedge included in comprehensive  loss is net of  reclassifications of losses included in interest expense of $7.0 million for the year ended December 31, 2002.

                (l) Stock-Based  Compensation - The Company currently issues  stock-based  compensation  under its U.S. Can
2000 Equity  Incentive  Plan.  The Company  continues  to use the  intrinsic  fair value method under APB Opinion No. 25 to account for the plan;  therefore,  no compensation costs are recognized in the Company's  financial  statements for options granted.  In December of 2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based  Compensation  - Transition and
Disclosure".  SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based  Compensation" to provide  alternative methods of transition for companies who  voluntarily  change to the fair value based method of accounting  for  stock-based
employee   compensation.   The  statement  also  increases  stock-based   compensation   quarterly  and  annual  disclosure
requirements  for all  companies and is effective  for  financial  statements  of companies  with fiscal years ending after
December  15,  2002.  The Company  adopted  this  statement  in  December of 2002.  In  accordance  with SFAS No. 148,  the following  table  presents  (in  thousands)  what the  Company's  net loss  would  have  been  had the  Company  determined compensation costs using the fair value-based accounting method.

                             Actual       ro-forma 2002     Actual          Pro-forma         Actual      ro-forma 2000
                              2002       P                   2001              2001            2000      P
                        ------------------------------------------------ ---------------- ------------------------------
Stock-Based                               $                               $                               $
Compensation Cost, net  $                 5)            $                 37)             $               4,266)
of tax                  -                (              -                (                -              (

                                                                          $
Net Loss                 $      (84,297)  $   (84,302)   $     (51,761)  (51,798)          $    (14,123)  $    (18,389)

                (m) Income Taxes - The Company  accounts for income taxes using the asset and liability  method under which deferred income tax assets and liabilities are recognized for the tax consequences of "temporary  differences"  between the financial  statement  carrying  amounts and the tax bases of existing assets and  liabilities and operating  losses and tax credit carry  forwards.  On an ongoing  basis,  the Company  evaluates  its deferred tax assets to determine  whether it is more  likely  than not that such  assets  will be  realized  in the future and  records  valuation  allowances  against the deferred tax assets for amounts which are not  considered  more likely than not to be realized.  The estimate of the amount that is more  likely than not to be  realized  requires  the use of  assumptions  concerning  the amounts and timing of the
Company's future income by taxing jurisdiction.

                (n) New  Accounting  Pronouncements  - SFAS No.  145  "Recission  of FASB  Statements  No.  4, 44,  and 46,
Amendment of FASB Statement No. 13, and Technical  Corrections"  was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This statement  eliminates the current  requirement  that gains and losses on  extinguishment of debt be classified as extraordinary  items in the statement of operations.  Instead,  the statement  requires that gains and losses on  extinguishment  of debt be evaluated against the criteria in APB Opinion 30 to determine whether or not such gains or losses  should be  classified  as an  extraordinary  item.  The  statement  also  contains  other  corrections  to authoritative  accounting  literature  in SFAS 4, 44 and 46.  The  Company  will  adopt  SFAS No.  145 for the  year  ended
December  31, 2003 and is in the process of  reviewing  the  criteria  in Opinion 30 as it relates to the  Company's  early extinguishment of debt in 2000.

                During July 2002,  the FASB  issued SFAS No. 146  "Accounting  for Costs  Associated  With Exit or Disposal
Activities".  SFAS  No.  146  requires  that a  liability  for a cost  associated  with  an exit or  disposal  activity  be recognized  when the liability is incurred.  SFAS No. 146  supercedes  the guidance of Emerging  Issues Task Force ("EITF")
Issue No. 94-3  "Liability  Recognition  for Certain  Employee  Termination  Benefits and Other Costs to Exit an Activity",
which required that  liabilities  for exit costs be recognized at the date of an entity's  commitment to an exit plan. SFAS
No. 146 is effective for exit or disposal  activities  that are initiated  after  December 31, 2002. The Company will adopt
SFAS No. 146 for any exit disposal activities initiated after such date.

                In December of 2002, the FASB issued SFAS No. 148  "Accounting  for  Stock-Based  Compensation - Transition
and  Disclosure".  SFAS No. 148 amends  FASB  Statement  No.  123  "Accounting  for  Stock-Based  Compensation"  to provide alternative  methods of transition  for companies who  voluntarily  change to the fair value based method of accounting for stock-based employee  compensation.  The statement also increases stock-based  compensation quarterly and annual disclosure requirements  for all  companies and is effective  for  financial  statements  of companies  with fiscal years ending after
December  15,  2002.  The Company  adopted  this  statement  in  December of 2002 and there was no impact to the  financial position and results of operations of the Company as a result of the adoption.

                (o) Use of Estimates - The preparation of financial  statements in conformity  with  accounting  principles generally  accepted in the United States  requires  management to make estimates and  assumptions  that affect the reported amounts  of  assets  and  liabilities,  disclosure  of  contingent  assets  and  liabilities  at the date of the  financial statements and the reported  amounts of revenue and expenses during the reporting  period.  Estimates are used for, but not limited to: allowance for doubtful accounts; inventory valuation;  purchase accounting allocations;  restructuring amounts;
asset impairments;  depreciable lives of assets;  goodwill  impairments;  pension assumptions and tax valuation allowances.
Future events and their effects cannot be perceived with  certainty.  Accordingly,  our  accounting  estimates  require the exercise of management's  current best reasonable judgment based on facts available.  The accounting  estimates used in the preparation of the Consolidated  Financial  Statements will change as new events occur, as more experience is acquired,  as more  information  is  obtained  and as the  Company's  operating  environments  change.  Significant  business or customer conditions  could cause  material  changes to the amounts  reflected  in the  Company's  financial  statements.  Accounting policies requiring  significant  management  judgments include those related to revenue  recognition,  inventory valuation, accounts receivable  allowances,  goodwill impairment,  restructuring  reserves, tax valuation allowances and interest rate exposure.  While  actual  results  could  differ  from  these  estimates,  management  believes  that these  estimates  are reasonable.

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

         -       $20.5 million in borrowings under a new revolving credit facility; and

-               $175.0 million from the sale of 12 3/8% Senior Subordinated Notes due 2010.

                The recapitalization increased the Company's accumulated deficit as follows:

-               Accumulated  deficit was charged for the difference  between the redemption  price and the paid in value of the redeemed U.S. Can capital stock ($159.2 million).

-               The Company  recorded a net charge of $14.9 million  ($18.9 million  pretax) for expenses  related to their recapitalization in the fourth quarter of 2000.

-               The  extraordinary  charge  relating to the early  redemption  of the  Company's  10 1/8% Notes due in 2006
                 ($14.9 million).

-               In 2001, the shareholder litigation was settled resulting in a charge of $2.1 million.

                Funds generated from the recapitalization  were used to retire all of the borrowings  outstanding under the
Company's former credit agreement,  to repay the majority of the principal,  accrued interest and tender premium applicable to U.S.  Can's 10 1/8%  Notes due  2006,  to  purchase  outstanding  shares  at $20 per share and to pay fees and  expenses associated with the transaction.

(4)             Special Charges

                The Company  initiated  several  restructuring  programs  in 2001,  consisting  of a voluntary  termination program  offered  to all  corporate  office  salaried  employees,  the  closure  of six  manufacturing  facilities  and the consolidation of two Georgia plastics facilities into a new plastics plant in Atlanta, Georgia.

                 During the year ended  December  31, 2001,  the Company  closed a paint can  manufacturing  facility and a warehouse in Baltimore,  Maryland and ceased  operations  in Dallas,  Texas.  Also in  conjunction  with the  restructuring programs  established  in 2001,  during  2002 the  Company  closed a Custom &  Specialty  plant  located in the  Baltimore,
Maryland area and closed its Southall,  England  manufacturing  facility.  The Company also closed two plastics  facilities in Georgia and  consolidated  production  to a new facility in Atlanta,  Georgia.  As scheduled,  in the fourth  quarter of
2002,  the Company  closed its Burns Harbor,  Indiana  lithography  facility,  which  completed the  restructuring  program established  in 2001,  as  originally  planned.  In  addition,  during the fourth  quarter of 2002,  the  Company  sold its
Daegeling, Germany facility.

                 During 2002, the Company  recorded a net charge of $8.7 million related to  restructuring.  The net charge of $8.7  million  consists of new  restructuring  reserves  of $11.9  million  less  reversals  of $3.2  million due to the reassessment  of  previously  established  reserves.  The 2002 net charge  included  a  reassessment  of the  restructuring reserves  established in 2001,  position  elimination  costs and the loss on the sale of the Daegeling,  Germany  facility.
While the majority of the  restructuring  initiatives  have been completed in 2002,  certain  portions of the programs will not be completed  until 2003,  and the Company does not expect to realize the full earnings  benefits  until 2004.  Certain long-term  liabilities  (approximately $3.7 million as of December 31, 2002),  consisting primarily of employee termination costs and future ongoing facility carrying costs will be paid over many years.

         Total cash  payments in the twelve months ended  December 31, 2002 were $20.8 million and the Company  anticipates spending  another $15.7 million over the next several years.  The remainder of the reserve  consists  primarily of employee termination  benefits paid over time for  approximately  52 salaried and 67 hourly employees  (approximately  600 positions were originally identified for elimination), and other ongoing facility  carrying costs.

The table below presents the reserve categories and related activity as of December 31, 2002:

                           January 1, 2002           Net                                                 December 31, 2002
      (in millions)            Balance           Additions(d)       Deductions(c)       Other (b)             Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                   $21.2               $4.9             ($17.6)             $0.7                 $9.2

Facility Closing Costs                 10.7                3.8               (9.6)              1.6     6.5
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $31.9               $8.7             ($27.2)             $2.3                $15.7
                                                                                                                (a)
                           =================    ===============    ================    =============    ====================
                           =================    ===============    ================    =============    ====================

(a)   Includes $3.7 million classified as other long-term liabilities as of December 31, 2002.
(b)  Non-cash foreign currency translation impact and the reversal of $1.5 million of asset write-offs previously expensed in the 2001 restructuring.
(c)   Includes cash payments of $20.8 million.  The remaining non-cash deductions represent increased pension and post-retiree benefits transferred to Other Long-Term Liabilities (see Notes 8 & 9) and the non-cash loss recorded on the sale of the Daegeling facility.
(d)   Includes reversals of $3.2 million due to the re-assessment of reserves

2001
----

                The Company  initiated  several  restructuring  programs  in 2001,  consisting  of a voluntary  termination program  offered  to all  corporate  office  salaried  employees,  the  closure  of six  manufacturing  facilities  and the consolidation of two Georgia plastics facilities into a new plastics plant in Atlanta, Georgia.

                 During 2001, the Company closed a paint can manufacturing facility and a warehouse in Baltimore,  Maryland and ceased  operations in Dallas,  Texas. Also in connection with the  restructuring  programs  established in 2001, during
2002 the Company closed a Custom & Specialty plant located in the Baltimore,  Maryland area,  closed the Southall,  England manufacturing  facility  and closed the Burns  Harbor,  Indiana  lithography  facility.  The  Company  has also  closed two plastics  facilities  in Georgia and  transferred  production  to a new  facility in Atlanta,  Georgia.  The closure of the
Burns Harbor,  Indiana lithography  facility, in the fourth quarter of 2002 completed the restructuring program established in 2001, as originally planned.
                As of December 31, 2001, the remaining balance in the restructuring  reserve included severance and related termination  benefits  paid over time for  approximately  159  salaried  and 330  hourly  employees.  Net  charges of $36.2 million  were  recorded  in 2001  for the  cost of  these  programs.  The net  charge  of  $36.2  million  consists  of new restructuring  reserves of $43.4 million less reversals of $7.2 million due to the  reassessment of previously  established reserves.  Cash charges consist  primarily of employee  termination  costs,  future cash payments for employee  benefits as required under union contracts,  lease  termination and other facility exit costs.  Non-cash  charges consist  primarily of write-offs of property, plant and equipment.

                The following table summarizes the Company's 2001 restructuring programs:

                                                              Special Charge
                                        -----------------------------------------------------------
             Programs                          Cash             Non-cash          Total Charge         Positions identified
                                                                                                         for elimination
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

(a)             Net of cash proceeds of $ 11.7 million received from the sale of the Southall, UK site.

                Baltimore
                ---------
                The  Company  closed a paint  can  manufacturing  facility  and a  warehouse  in  Baltimore,  Maryland  and transferred a portion of its production capacity to another facility located in Baltimore, Maryland.

                Salaried Reduction in Force
                ---------------------------
                In the third quarter of 2001, the Company offered a voluntary  termination  program to all corporate office salaried employees.  Approximately 82 employees accepted the voluntary program.

                International Operations
                ------------------------
                After a review of its  operating  facilities  in the  United  Kingdom,  the  Company  decided  to close its
Southall,  England manufacturing facility.  Production capabilities will be transferred to the Company's Merthyr Tydfil and other  European  Aerosol  plants.  The  European  consolidation  will reduce  payroll and  overhead  costs in the U.K while realigning  capacity within Europe to meet customer demand.  In connection with the realignment,  the Company completed the sale of its Southall,  United  Kingdom  property in late December 2001 and the  manufacturing  facility was closed over the first  three-quarters  of 2002. In addition,  several other  headcount  reduction  programs were  initiated  throughout the
Company's International operations, including May.

                Burns Harbor
                ------------
                The Company closed its Burns Harbor,  Indiana  lithography  facility and  transitioned  its volume to other existing  operations.  The closure will reduce  excess  capacity,  overhead and related  payroll  costs as well as leverage investments made in previous years in new technology in existing U.S. Can facilities.

                Other Facilities
                ----------------
                The Company  reviewed its steel paint can capacity versus Company and industry  requirements and decided to permanently  reduce  capacity by closing its Dallas,  Texas plant.  The Company closed this operation in the fourth quarter of 2001.

                In 2001, the Company entered into a lease for a new plastics  manufacturing  plant.  The Company closed its two existing  plastics  plants  (Newnan,  Georgia and Morrow,  Georgia) in the first quarter of 2002, and all goods are now produced in our new Atlanta plant.

                In order to better leverage  resources and facilities,  the Company closed its Columbia  Specialty plant in
2002,  exited certain  product lines and  transferred  production  capacity to its Steeltin and Olive Can  operations.  The closure was planned to provide better  operating  efficiencies  and reduce  overhead and payroll costs  associated with the
Columbia operation.

                Reassessment of Prior Programs
                ------------------------------

                Due to the Olive Can acquisition,  the Company revised its plan to close a lithography  operation for which it had previously  reserved  closing  costs.  Accordingly,  a reversal of previously  provided  restructuring  reserves was recorded.

                The tables below present the reserve categories and related activity as of December 31, 2001 respectively:

                                      January 1, 2001                                                December 31, 2001
     (in millions)                        Balance           Additions(a)         Deductions(c)            Balance
                                    --------------------  ------------------   ------------------   --------------------
Employee Separation                                              $19.8               ($4.7)                  $21.2
                                           $6.1
Facility Closing Costs                         9.3                11.2                (9.8)                   10.7
Other Asset Write-Offs                      --                     5.2                (5.2)(d)                --
                                    --------------------
                                                          ------------------   ------------------   --------------------
Total                                     $15.4                  $36.2              ($19.7)                  $31.9(b)
                                    ====================  ==================   ==================   ====================
                                                          ------------------   ------------------   --------------------

(a)             Includes a re-assessment of prior programs of $7.2 million
(b)             Includes $6.0 million of other long-term liabilities as of December 31, 2001
(c)             Includes cash payments of $ 8.3 million
(d)             Net of proceeds from sale of Southall facility of $11.7 million

                In 2000,  the Company  announced  a  reduction  in force  program,  under  which 81 salaried  and 39 hourly positions were  eliminated.  A one-time  pre-tax charge for severance and other  termination  related costs was recorded in conjunction with the program.

(5)  Acquisitions

                On  February  20,  2001,  certain  assets of Olive Can  Company,  a Custom & Specialty  manufacturer,  were acquired for net cash consideration of $4.2 million.  The Olive acquisition is not material to the Company's  operations or financial position.

                In March 1998,  a European Subsidiary  acquired a 36.5% equity interest in Formametal S.A.  ("Formametal"), an aerosol can manufacturer  located in Argentina,  for  $4.6 million.  Including the initial  investment,  the Company has made advances to and  investments in Formametal  totaling $19.5 million.  The Company has also provided a $7.5 million loan to Formametal, payable in installments through March 31, 2007.

                In January 2002,  Argentina enacted  legislation  which,  among other things,  repealed the one to one U.S.
dollar to Argentinean  peso exchange rate. The Company has determined  that the  Argentinean  peso  denominated  portion of the  investment  in Formametal  will not be settled in the  foreseeable  future and  therefore  has reduced the  investment balance by $17.0 million with an offsetting charge to accumulated other  comprehensive  income,  representing the impact of the devaluation.

(6)  Debt Obligations

                Long-term debt  obligations of the Company at December 31,  2002 and 2001 consisted of the following (000's omitted):
                                                                                                  2002           2001
                                                                                                  ----           ----
Senior debt -
      Revolving line of credit at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................    $      69,700   $      56,100
      Tranche A term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................           66,000          74,000
      Tranche B term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................          177,750         178,750
      Tranche C term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................           20,000          20,000
      Secured term loan at 8.5% interest rate, due serially to January 2004............           18,220          19,912
      Unsecured revolving lines of credit at adjustable interest rate, based on
        market rates...................................................................           13,384              --
      Industrial revenue bonds at adjustable interest rate, based on market rates,
        due February 1, 2015...........................................................            4,000           4,000
      Capital lease obligations........................................................            1,867           4,290
      Other............................................................................            2,907           3,870
Senior Subordinated Series B Notes at 12 3/8% interest rate, due October 1, 2010.......          175,000         175,000
Senior Subordinated Series B Notes at 10 1/8% interest rate, due October 15, 2006......              854             854
                                                                                           -------------   -------------
      Total Debt.......................................................................          549,682         536,776
      Less--Current maturities.........................................................          (26,153)        (14,983)
                                                                                           --------------  --------------
Total long-term debt...................................................................    $     523,529   $     521,793
                                                                                           =============   =============

                In connection  with the  recapitalization,  United States Can Company,  as Borrower,  entered into a Credit
Agreement  among United States Can, U.S. Can  Corporation  and Domestic  Subsidiaries  of U.S. Can  Corporation as Domestic
Guarantors,  and certain  lenders  including Bank of America,  N.A.,  Citicorp  North America,  Inc., and Bank One NA as of
October 4, 2000 (the "Senior  Secured  Credit  Facility").  The Senior  Secured  Credit  Facility  provides  for  aggregate borrowings of $395.0 million  consisting of: (i) $80.0 million Tranche A loan;  (ii) $180.0 million  Tranche B loan;  (iii)
$25.0  million  Tranche C facility and (iv) $110.0  million  under a revolving  credit  facility.  All of the Tranche A and
Tranche  B  debt  and  approximately  $20.5  million  under  the  revolving  credit  facility  were  used  to  finance  the recapitalization.

                Principal  repayments  required under the Senior Secured Credit Facility are $10 million in 2003 increasing to $218.8 million in 2006.  Also due in 2006 are any amounts  outstanding  at that time under the Company's  revolving line of credit.  Additionally,  the Facility  requires a prepayment  in the event that excess cash flow (as defined)  exists and following certain other events, including asset sales and issuances of debt and equity.

                Amounts  outstanding  under the Senior Secured  Credit  Facility bear interest at a rate per annum equal to either:  (1) the base rate (as  defined in the Senior  Secured  Credit  Facility)  or (2) the LIBOR rate (as defined in the
Senior  Secured  Credit  Facility),  in each case,  plus an applicable  margin.  The  applicable  margins were increased in connection  with the 2001  amendments and are subject to future  reductions  based on the  achievement of certain  leverage ratio  targets  and on the  credit  rating of the  Senior  Secured  Credit  Facility.  The 2002  average  interest  rate on borrowings under the Senior Secured Credit Facility was 6.1%.

                Borrowings  under  the  Tranche A term loan are due and  payable  in  quarterly  installments,  which  were initially  $1.0  million and increase  over time to $8.0  million,  until the final  balance is due.  Borrowings  under the
Tranche B term loan are due and payable in quarterly  installments  of nominal  amounts.  No payments are due on borrowings under the Tranche C term loan prior to its final  maturity.  The revolving  credit  facility is available  until January 4,
2006. In addition,  the Company is required to prepay a portion of the facilities  under the Senior Secured Credit Facility upon the occurrence of certain specified events.

                The Senior Secured Credit  Facility is secured by a first  priority  security  interest in all existing and after-acquired  assets of the  Company and its direct and  indirect  domestic  subsidiaries'  existing  and  after-acquired assets,  including,  without  limitation,  real  property  and all of the capital  stock  owned of its direct and  indirect domestic  subsidiaries  (including certain capital stock of their direct foreign  subsidiaries only to the extent permitted by  applicable  law).  In  addition,  if loans are made to foreign  subsidiaries,  they will be secured by the existing and after-acquired assets of certain of our foreign subsidiaries.

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
The covenants  for the Senior  Secured  Credit  Facility were amended in  connection  with the 2001  amendments.  Under its
Senior  Secured  Credit  Facility,  the Company is required to meet certain  financial  tests,  including  achievement of a minimum EBITDA level (as defined in the Senior Secured  Credit  Facility),  a minimum  interest  coverage  ratio, a minimum fixed charge coverage ratio and a maximum  leverage ratio. The restrictive  covenants limit the Company's  ability to incur debt, pay dividends or make  distributions,  sell assets or consolidate or merge with other  companies.  The Company was in compliance with all of the required  financial  ratios and other  covenants at December 31, 2002 and  anticipates  being in compliance  in 2003.  However,  the  minimum  EBITDA  level  covenant  increases  significantly  in each of the first three quarters of 2003.  Although  management  believes  that the Company will be in  compliance  with these and other  covenants under the Senior Secured Credit  Facility,  factors beyond the Company's  control,  such as sudden  downturns in the demand for its products or  significant  cost  increases  that it cannot  quickly pass through to customers or offset through cost reductions,  may cause the Company's  earnings  levels to not achieve  those  forecasted.  If the Company  believes that it would be unable to achieve its minimum  EBITDA level or other  financial  covenants,  the Company would expect to negotiate with the lenders an amendment to its Senior  Secured  Credit  Facility.  The Company  cannot be assured  however,  that the lenders would agree to an amendment if one were  required.  Without such an amendment or a waiver,  the Company would be in default on almost all of its  borrowings,  which would have severe  consequences  to the Company  regarding  its sources of liquidity and its ability to continue operations.

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

                Under existing  agreements,  contractual  maturities of long-term debt as of  December 31,  2002 (including capital lease obligations), are as follows (000's omitted):

      2003............................................................................................    $      26,153
      2004............................................................................................           31,813
      2005............................................................................................           21,576
      2006............................................................................................          289,840
      2007............................................................................................            1,300
      Thereafter......................................................................................          179,000
                                                                                                          -------------
                                                                                                          $     549,682
                                                                                                          =============

                See Note (10) for  further  information  on obligations  under capital  leases.  Other debt,  consisting of various  governmental loans,  unsecured foreign debt and secured equipment notes bearing interest at rates between 1.4% and
8.5% matures at various times through 2015, and was used to finance the expansion of several manufacturing facilities.

                In an effort to limit foreign  exchange  risks,  and as required by the Credit  Agreement,  the Company had entered into several  forward hedge  contracts.  The payments due on the secured term loan used to finance the  acquisition of the  Merthyr  Tydfil  facility  were  hedged by a series of British  Pound/Dollar  forward  contracts.  Pursuant  to the agreement  under which the  contracts  had been issued,  the  counterparty  elected to terminate  the  contracts in January
2003. In connection with the  termination,  the Company paid $1.0 million to the  counterparty,  which will be reflected in
2003 interest expense in accordance with the original contract terms.

                Based upon  borrowing  rates  currently  available to the Company for  borrowings  with  similar  terms and maturities,  the fair  value of the  Company's  total  debt was  approximately  $453.2  million  and  $472.9 million  as of
December 31,  2002 and 2001,  respectively.  No quoted  market  value is  available  (except on the 12 3/8% and the 10 1/8%
Notes).  These  amounts,  because they do not include  certain  costs such as  prepayment  penalties,  do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

                The Company paid interest on borrowings of  $56.0 million,  $55.2 million  and  $27.5 million in 2002, 2001 and 2000,  respectively.  Accrued  interest  payable of $8.2  million and $11.9  million as of  December  31, 2002 and 2001 respectively, is included in accrued expenses on the consolidated balance sheet.

(7)  Income Taxes

                The provision  (benefit) for  income taxes before extraordinary items and the cumulative effect of a change in accounting principle consisted of the following (000's omitted):
                                                                          2002                    2001            2000
                                                                          ----                    ----            ----
   Current
       U.S.........................................................    $         --        $        --     $          --
         Foreign...................................................           1,913              1,335               470

   Deferred
          U.S. ....................................................             490            (19,789)            2,301
            Foreign................................................          (9,484)            (4,580)            1,573

   Valuation Allowance.............................................          44,718                 --                --
                                                                       ------------        -----------     -------------
       Total.......................................................    $     37,637        $   (23,034)    $       4,344
                                                                       ============        ============    =============

                Due to a history of operating losses in certain  countries  coupled with the deferred tax assets that arose in connection with the restructuring  programs and goodwill impairment  charges,  the Company has determined that it cannot conclude  that it is "more likely than not" that all of the deferred tax assets of certain of its foreign  operations  will be  realized  in the  foreseeable  future.  Accordingly,  during the fourth  quarter of 2002,  the  Company  established  a valuation  allowance of $44.7  million to provide for the estimated  unrealizable  amount of its net deferred tax assets as of December 31, 2002.  The Company will  continue to assess the  valuation  allowance  and, to the extent it is  determined that such  allowance is no longer  required,  these  deferred tax assets will be  recognized  in the future.  The provision
(benefit)  for income  taxes above  excludes  the tax impact of the goodwill  impairment  charge  recorded in 2002 of $20.8 million (see Note 15) and the 2000 benefit of $9.3 million related to the  extraordinary  item for early  extinguishment of debt (see Note 6).

                The  Company  received  refunds of $4.9  million,  $0.3  million  and $2.2  million in 2002,  2001 and 2000 respectively.

                The components of income (loss) before income taxes for the three years ended  December 31, 2002,  2001 and
2000 were as follows (000's omitted):
                                                                          2002                    2001            2000
                                                                          ----                    ----            ----

   U.S.............................................................    $     (1,726)       $   (44,839)    $       5,568
   Foreign.........................................................         (14,111)           (18,611)            2,117
                                                                       -------------       ------------    -------------
       Income (loss) before income taxes...........................    $    (15,837)       $   (63,450)    $       7,685
                                                                       =============       ============    =============

                A  reconciliation  of the difference  between taxes on pre-tax  income from  continuing  operations  before extraordinary  items and the cumulative  effect of a change in accounting  principle and computed at the Federal  statutory rate and the actual provision (benefit) for such income taxes for the years presented were as follows (000's omitted):

                                                                                 2002             2001            2000
                                                                                 ----             ----            ----

Tax provision (benefit) computed at the statutory rates............    $     (5,385)       $   (21,573)    $       2,613
Nondeductible recapitalization costs and amortization of
   intangible assets...............................................            (143)               398             1,658
State taxes, net of Federal tax effect.............................            (880)            (1,601)              113
Valuation allowance................................................          44,718                 --                --
Other, net.........................................................            (673)              (258)              (40)
                                                                       -------------       ------------    --------------
   Provision (benefit) for income taxes............................    $     37,637        $   (23,034)    $       4,344
                                                                       ============        ============    =============

                Deferred income taxes are determined based on the estimated  future tax effects of differences  between the financial  statement and tax bases of assets and  liabilities  given the  provisions  of the enacted tax laws.  Significant temporary  differences  representing  deferred  income tax benefits and obligations  consisted of the following  (including
$2.6 million and $3.8 million of deferred tax liabilities  included in Other Long-Term  Liabilities as of December 31, 2002
and 2001, respectively) (000's omitted):

                                                                 December 31, 2002                December 31, 2001
                                                                 -----------------                -----------------
                                                            Benefits       Obligations        Benefits       Obligations
                                                            --------       -----------        --------       -----------

Restructuring reserves..................................  $       5,560              --    $    17,355                --
Goodwill ...............................................         15,305              --             --            (6,174)
Retirement and post-employment benefits.................         26,554              --         14,231                --
Accrued liabilities.....................................          8,528              --          9,317                --
Tax credit carry-forwards...............................          6,112              --          7,015                --
Capitalized leases......................................             --            (930)            --              (255)
Property and equipment..................................             --         (23,745)            --           (27,804)
Inventory valuation reserves............................             --          (6,054)            --            (4,271)
Net operating losses....................................         47,983              --         30,173                --
Other...................................................          2,445          (2,589)         2,386            (3,262)
                                                          -------------    -------------   -----------    ---------------
     Total deferred income tax benefits (obligations)...     112,487            (33,318)        80,477           (41,766)
Valuation allowance.....................................         (44,718)            --             --                --
                                                          ---------------  ------------    -----------    --------------
     Total .............................................              $    67,769     $    (33,318)  $    80,477       $
                                                                      ===========     =============  ===========       ====
(41,766)
========

                The  Company's  U.S. net  operating  losses  expire as follows:  $26.6 million in 2020 and $28.0 million in
2021 and  $34.8  million  in 2022 and  management  believes  it is more  likely  than not that the tax  benefit  of the net deferred tax assets will be realized  prior to  expiration.  The Company has foreign net operating  loss  carryforwards  in
Germany and the United Kingdom which have no expiration date.  However,  the Company has taken a valuation  reserve against the full amount of its foreign net operating loss carryforwards.

                The Company does not provide for U.S. income taxes which would be payable if undistributed  earnings of the
European  Subsidiaries  were remitted to the U.S. because the Company either considers these earnings to be invested for an indefinite  period  or  anticipates  that if such  earnings  were  distributed,  the U.S.  income  taxes  payable  would be substantially offset by foreign tax credits.  On a net basis, there were no unremitted earnings at December 31, 2002.

(8)  Employee Benefit Plans

                The Company  maintains  separate  noncontributory  defined benefit and defined  contribution  pension plans covering most domestic hourly employees and all domestic salaried  personnel,  respectively.  It is the Company's policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.

                The following  tables  present the changes in the projected  benefit  obligations  for the plan years ended
December 31, 2002 and 2001 (000's omitted):

U.S.
----
                                                                                              2002               2001
                                                                                              ----               ----

Projected benefit obligation at the beginning of the year............................    $      33,304    $      33,510
Net increase (decrease) during the year attributed to:
   Service cost......................................................................              860              886
   Interest cost.....................................................................            2,387            2,399
Actuarial losses ....................................................................            3,028              537
   Benefits paid.....................................................................           (2,055)          (5,378)
   Plan amendments...................................................................              286            1,350
   Plan curtailment (a) .............................................................                   959
--
   Special termination benefit (a)...................................................            1,141               --
                                                                                         -------------    -------------
Net increase (decrease) during the year..............................................            6,606             (206)
                                                                                         -------------    --------------
Projected benefit obligation at the end of the year..................................    $      39,910    $      33,304
                                                                                         =============    =============

(a) The plan  curtailment  benefit and special  termination  benefit are  associated  with the closure of the Burns  Harbor lithography facility.

Non-U.S.
--------
                                                                                              2002               2001
                                                                                              ----               ----

Projected benefit obligation at the beginning of the year............................    $      56,790    $      53,196
Net increase during the year attributed to:
   Service cost......................................................................              635              717
   Interest cost.....................................................................            3,224            2,786
Actuarial losses ....................................................................            5,259            2,715
   Benefits paid.....................................................................           (2,679)          (1,830)
   Plan amendments...................................................................              119              242
   Plan curtailment (a) .............................................................                (1,003)
--
   Foreign currency translation impact...............................................            6,283           (1,036)
                                                                                         -------------    --------------
Net increase during the year.........................................................           11,838            3,594
                                                                                         -------------    -------------
Projected benefit obligation at the end of the year..................................    $      68,628    $      56,790
                                                                                         =============    =============

(a)  The plan curtailment is associated with the closure of the Southall, U.K. facility.

                The following  tables  present the changes in the fair value of net assets  available for plan benefits for the plan years ended December 31, 2002 and 2001 (000's omitted):

U.S.
----
                                                                                                  2002           2001
                                                                                                  ----           ----

Fair value of plan assets at the beginning of the year..................................    $     32,104     $    37,299
Increase (decrease) during the year:
   Return on plan assets................................................................          (2,505)         (1,304)
   Sponsor contributions................................................................              --           1,487
   Benefits paid........................................................................          (2,055)         (5,378)
                                                                                            --------------   ------------
Net decrease during the year............................................................          (4,560)         (5,195)
                                                                                            -------------    ------------
Fair value of plan assets at the end of the year........................................    $     27,544     $    32,104
                                                                                            ============     ===========

Non-U.S.
--------
                                                                                                  2002           2001
                                                                                                  ----           ----

Fair value of plan assets at the beginning of the year..................................    $     43,431     $    49,462
Increase (decrease) during the year:
   Return on plan assets................................................................          (7,474)         (4,272)
   Sponsor contributions................................................................             845           1,072
   Participant contributions............................................................             119             242
   Benefits paid........................................................................          (2,679)         (1,830)
   Foreign currency translation impact..................................................           4,584          (1,243)
                                                                                            -------------    ------------
Net decrease during the year............................................................          (4,605)         (6,031)
                                                                                            -------------    ------------
Fair value of plan assets at the end of the year........................................    $     38,826     $    43,431
                                                                                            ============     ===========

                The  following  tables set forth the funded status of the  Company's  defined  benefit  pension  plans,  at
December 31, 2002 and 2001 (000's omitted):

U.S.
----
                                                                                                  2002           2001
                                                                                                  ----           ----
Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (34,921)    $   (27,489)
      Nonvested benefits................................................................          (4,989)         (5,815)
                                                                                            -------------    ------------
   Accumulated benefit obligation.......................................................         (39,910)        (33,304)
Fair value of plan assets...............................................................          27,544          32,104
                                                                                            ------------     -----------
   Fair value of plan assets in excess of accumulated benefit obligation................         (12,366)         (1,200)
   Unrecognized net loss................................................................           8,464             288
   Unrecognized prior-service costs.....................................................           2,929           3,181
                                                                                            ------------     -----------
Net amount recognized...................................................................    $       (973)    $     2,269
                                                                                            =============    ===========
Amounts recognized in the consolidated balance sheet consist of:
   Accrued benefit liability............................................................    $    (12,366)    $    (1,200)
   Intangible asset.....................................................................           2,930           3,181
   Deferred Tax Asset.................................................................             3,395              --
   Accumulated other comprehensive income...............................................           5,068             288
                                                                                            ------------     -----------
   Net amount recognized................................................................    $       (973)    $     2,269
                                                                                            =============    ===========

Non-U.S.
--------
                                                                                                  2002           2001
                                                                                                  ----           ----
Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (68,569)    $   (53,818)
      Nonvested benefits................................................................              (6)            (39)
                                                                                            -------------    ------------
   Accumulated benefit obligation.......................................................         (68,575)        (53,857)
Additional amounts related to projected increases in compensation levels................             (53)         (2,933)
                                                                                            -------------    ------------
   Projected benefit obligation.........................................................         (68,628)        (56,790)
   Fair value of plan assets............................................................          38,826          43,431
                                                                                            ------------     -----------
   Fair value of plan assets in excess of projected benefit obligation..................         (29,802)        (13,359)
   Unrecognized net loss................................................................          26,354           7,083
                                                                                            ------------     -----------
   Net amount recognized................................................................    $     (3,448)    $    (6,276)
                                                                                            =============    ============
Amounts recognized in the consolidated balance sheet consist of:
   Accrued benefit liability............................................................    $    (29,654)    $    (6,277)
   Deferred Tax Asset (a).............................................................             9,172              --
   Accumulated other comprehensive income...............................................          17,034              --
                                                                                            ------------     -----------
   Net amount recognized................................................................    $     (3,448)    $    (6,277)
                                                                                            =============    ============

(a)  Prior to recognition of valuation allowance.

                The projected benefit  obligation as of December 31, 2002, 2001 and 2000 was determined using the following assumed discount rates and expected long-term rate of return on plan assets:

U.S.                                                                          2002              2001             2000
----                                                                          ----              ----             ----

    Discount Rate......................................................           6.75%                 7.25%
       7.50%
    Long-Term Rate of Return on Plan Assets............................           8.50%                 8.50%
       8.50%

Non-U.S.                                                                      2002              2001             2000
--------                                                                      ----              ----             ----

    Discount Rate......................................................      5.00 - 5.75%      5.00 - 6.00%  5.50 - 6.00%
    Long-Term Rate of Return on Plan Assets............................           7.00%                  7.00%
       7.00%

                The plan has a non-pay related dollar  multiplier  benefit  formula;  accordingly,  the effect of projected future  compensation  levels is zero.  The plan's assets  consist  primarily of shares of equity and bond funds,  corporate bonds and cash and cash equivalents.

                The net periodic pension cost was as follows (000's omitted):
U.S.
----
                                                                              2002              2001             2000
                                                                              ----              ----             ----

    Service costs......................................................   $         860    $          886    $       782
    Interest costs.....................................................           2,387             2,399          2,296
    Return on assets...................................................          (2,644)           (2,981)        (2,454)
Amortization of unrecognized transition obligation.....................              --                 2              1
    Recognized (gains) / loss..........................................              --               250           (318)
    Recognized prior service cost .....................................             392               372            246
    Curtailment loss and special termination benefits (a)..............           2,247                --             --
                                                                          -------------    --------------    -----------
    Net periodic pension cost..........................................   $       3,242    $          928    $       553
                                                                          =============    ==============    ===========

(a) The curtailment  loss and special  termination  benefits include a plan  curtailment  benefit of $1.0 million,  special termination  benefit of $1.1 million,  and  recognition of prior service cost of $0.1 million,  associated with the closure of the Burns Harbor lithography facility.

Non-U.S.
--------
                                                                              2002              2001             2000
                                                                              ----              ----             ----

    Service costs......................................................   $         635    $          717    $       825
    Interest costs.....................................................           3,224             2,786          2,844
    Return on assets...................................................          (3,301)           (3,358)        (3,693)
    Recognized (gains) / loss..........................................             235                --             --
                                                                          -------------    --------------    -----------
    Net periodic pension cost..........................................   $         793    $          145    $       (24)
                                                                          =============    ==============    ============

                In  addition,  hourly  employees  at four plants are  covered by  union-sponsored  collectively  bargained, multi-employer  pension plans. The Company  contributed to these plans and charged to expense  approximately  $1.1 million,
$1.1 million  and  $1.2 million  in 2002,  2001 and 2000,  respectively.  The  contributions  are  generally  determined in accordance  with the  provisions of the  negotiated  labor  contracts and are generally  based on a per employee,  per week amount. The Company's  liability,  if any, is not presently  determinable and therefore no amount has been recorded for any contingent unfunded liability.

                The  Company  provides  a  401(k)  defined  contribution  plan  to  eligible  employees.  Company  matching contributions for employees and related  administration costs associated with the plan were $2.4 million,  $2.5 million and
$2.3 million for 2002, 2001 and 2000, respectively.

(9)  Postretirement Benefit Plans

                The  Company  provides  health and life  insurance  benefits  for certain  domestic  retired  employees  in connection with collective bargaining agreements.

                The following  presents the changes in the  accumulated  postretirement  benefit  obligations  for the plan years ended December 31, 2002 and 2001 (000's omitted):

                                                                                                  2002           2001
                                                                                                  ----           ----
Accumulated postretirement benefit obligations at the beginning
    of the year............................................................................  $     26,833    $    25,351
Net increase (decrease) during the year attributable to:
    Service cost...........................................................................           408            225
    Interest cost..........................................................................         1,734          1,871
    Actuarial loss.........................................................................         8,497          1,060
    Benefits paid..........................................................................        (1,947)        (1,674)
    Plan amendments........................................................................        (4,506)            --
    Plan curtailment (a)...................................................................           479             --
    Special termination benefit (a)........................................................           727             --
                                                                                             ------------    -----------
Net increase for the year..................................................................         5,392          1,482
                                                                                             ------------    -----------
Accumulated postretirement benefit obligations at the end of the year......................  $     32,225    $    26,833
                                                                                             ============    ===========

(a) The plan  curtailment  benefit and special  termination  benefit are  associated  with the closure of the Burns  Harbor lithography facility.

                Effective January 1, 2002 the Company amended the postretiree  health care plan. The amendment  resulted in a reduction in the  accumulated  postretirement  benefit  obligation of $4.5 million by capping the Company's  contribution toward retiree medical costs at 150% of the expected 2003 medical costs.

                The Company's  postretirement  benefit plans are not funded.  The status of the plans at December 31,  2002 and 2001, is as follows (000's omitted):
                                                                                                  2002           2001
                                                                                                  ----           ----
Accumulated postretirement benefit obligations:
    Active employees.......................................................................  $      9,812    $     5,777
    Retirees...............................................................................        22,413         21,056
                                                                                             ------------    -----------
Total accumulated postretirement benefit obligations.......................................        32,225         26,833
Unrecognized net gain/(loss)...............................................................        (6,953)         1,544
Unrecognized prior-service costs...........................................................         4,125             --
                                                                                             ------------    -----------
Net liability recognized...................................................................  $     29,397    $    28,377
                                                                                             ============    ===========

                Net periodic  postretirement  benefit costs for the  Company's  U.S.  postretirement  benefit plans for the years ended December 31, 2002, 2001 and 2000, included the following components (000's omitted):

                                                                                2002              2001           2000
                                                                                ----              ----           ----

Service cost...........................................................     $        407      $      225      $      243
Interest cost..........................................................            1,734           1,871           1,764
Recognized gain........................................................               --              --           (152)
Recognized prior-service cost..........................................            (382)              --              --
Curtailment and Special termination benefit............................            1,206              --              --
                                                                            ------------      ----------      ----------
Net periodic postretirement benefit cost...............................     $      2,965      $    2,096      $    1,855
                                                                            ============      ==========      ==========

                The  assumed  health  care cost  trend  rate  used in  measuring  the  accumulated  postretirement  benefit obligation  was 9% to 4% in 2002 and 7% in 2001 and 2000. The 2002 health care  assumption  was based upon emerging  health care  trends,  and begins at a 9%  increase in 2003,  reducing by 1% each year  thereafter,  until 2008.  A one  percentage point  increase in the assumed  health care cost trend rate for each year would  increase  the  accumulated  postretirement benefit  obligation as of December 31,  2002 and 2001, by approximately  $3.6 million and $2.3 million,  respectively,  and the total of the service and  interest  cost  components  of net  postretirement  benefit  cost for each year then ended by approximately  $0.3 million,  $0.3 million and  $0.2 million in 2002, 2001 and 2000. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated  postretirement  benefit  obligation as of
December 31,  2002 and 2001, by approximately  $3.2 million and $2.1 million in 2002 and 2001  respectively,  and the total of the service and interest cost components of net  postretirement  benefit cost for each year then ended by  approximately
$0.3  million  in 2002 and $0.2  million  in both  2001 and  2000.  The  assumed  discount  rate  used in  determining  the accumulated  postretirement  benefit  obligation  was 6.75%,  7.25% and 7.5%,  in 2002,  2001 and 2000,  respectively.  The increased health care cost trends,  along with the decreased  discount rate assumptions are the primary drivers of the $8.5 million actuarial loss disclosed above.

                As of December 31, 2002, 2001 and 2000, the Company has recorded a liability of $3.0 million,  $3.1 million and  $3.2 million,  respectively,  for benefit  obligations for which a former executive was fully eligible to receive on a periodic  payment basis  beginning  August 1,  1998. In 2002,  the Company also recorded a $244,000  charge to  accumulated other  comprehensive  loss in  conjunction  with  the  benefit  obligations.  The  principal  source  of  funding  for this obligation is an insurance policy on the executive's life.

(10)  Commitments and Contingencies

Environmental

                United States Can has been named as a potentially  responsible  party for costs incurred in the clean-up of a groundwater  plume partially  extending  underneath United Sates Can's former site in San Leandro,  California.  We are a party to an indemnity  agreement  related to this matter with the owner of the  property.  Extensive  soil and  groundwater investigative  work has been  performed at this site in a coordinated  sampling  event in 1999. The results of the sampling were  inconclusive  as to the source of the  contamination.  While the State of  California  has not yet  commented  on the sampling  results,  we believe that the  principal  source of  contamination  is unrelated to our past  operations.  At the request of the State of California,  the Company will provide the State with samples from  monitoring  wells located at the
San Leandro site as part of a coordinated sampling event that is currently scheduled for the first quarter of 2003.

                Through corporate due diligence and the Company's compliance  management system, a potential  noncompliance with the environmental laws at our New Castle,  Pennsylvania  facility related to the possible use of a coating or coatings inconsistent  with the  conditions in the  facility's  Clean Air Act Title V permit was  identified.  In February 2001, the
Company voluntarily  self-reported the potential noncompliance to the Pennsylvania  Department of Environmental  Protection
(PDEP) and the Environmental  Protection  Agency (EPA) in accordance with PDEP's and EPA's policies.  The Company undertook a full  review,  revised  its  emissions  calculations  based on its review and  determined  that it had not  exceeded  its emissions cap for any reporting year. In September 2001, the Company  reported to PDEP and EPA certain  deviations from the requirements  of its Title V permit  related to the use of  non-compliant  coatings  and  corresponding  recordkeeping  and reporting obligations,  and certain recordkeeping  deviations stemming from the malfunction of the temperature recorder for an oxidizer.  The Company met with PDEP officials in October 2001, and provided some supplemental  information requested by
PDEP in November  2001. On May 21, 2002,  the Company met with PDEP  officials and reached an agreement to resolve the past reported  deviations  by entering into a Consent  Assessment  of Civil  Penalty for $30,000.  The Company and PDEP signed a definitive  agreement in October 2002 and the Company paid the first  installment.  The second  installment is due in April
2003.

Legal

                The Company is involved in  litigation  from time to time in the ordinary  course of our  business.  In our opinion, the litigation is not material to our financial condition or results of operations.

                 In  May 1998,  the  National  Labor  Relations  Board  issued  a  decision  ordering  the  Company  to pay
$1.5 million  in back pay, plus  interest,  for a violation of certain  sections of the National  Labor  Relations Act. The violation was a result of the Company's  closure of several  facilities  in 1991 and its failure to offer  inter-plant  job opportunities  to 25  affected  employees.  The Company  appealed  this  decision  on the ground that we are  entitled to a credit  against this award for certain  supplemental  unemployment  benefits and pension  payments.  On June 19, 2001,  the
Court of Appeals issued a written decision.  While the Court enforced the award of backpay,  with interest,  it agreed with the  Company's  position  that the NLRB should permit the Company to present  actuarial  calculations  of any credit due it because of overpayments or early payments of supplemental  unemployment  benefits or pension. On March 1, 2002, the Company settled this case. Under the settlement  agreement,  the Company paid  approximately  $1.8 million in backpay and interest, as well as certain  pension  adjustments  that are not  expected to have a material  effect on the  Company.  The  National
Labor  Relations Board approved the settlement on May 30, 2002. The Company made  substantially  all payments due under the settlement in July 2002.  In October 2002, the NLRB entered an Order officially closing this matter.

                Walter  Schmidt,  former  finance  director at May  Verpackungen  GmbH  ("May")  sued for unfair  dismissal following  termination of his  employment  contract.  The contract had a five-year  term and Schmidt  remains in pay status through its notice  period,  ending  January 31, 2005.  Mr.  Schmidt  claims that he also is due a severance  settlement of five  years'  salary at the end of the notice  period.  In July 2002,  the labor  courts of first  instance  ruled that Mr.
Schmidt notice date and  termination  should be effective  December 31, 2005,  and that the severance  settlement is due at that time. On January 7, 2003,  May appealed  this ruling.  In its appeal,  May contends  that the labor courts'  ruling is erroneous on four bases.  The appeals court will review the ruling of the labor courts of first  instance de novo,  meaning that it is not bound by the prior ruling and may render an independent  decision.  Since the appeals  court's review is not complete,  the Company is unable,  at this time, to determine the appeals court's  position or the effect on the Company of the initial decision.

Leases

                The Company has entered into  agreements  to lease  certain  property  under terms which qualify as capital leases.  Capital  leases  consist  primarily of various  production  machinery and  equipment.  Most capital leases contain renewal  options  and some  contain  purchase  options.  As of  December 31,  2002 and  2001,  capital  lease  assets  were
$1.4 million and $3.3 million, net of accumulated amortization of $7.6 million and $9.8 million, respectively.

                The Company also maintains  operating  leases on various plant and office  facilities,  vehicles and office equipment.  Rent expense under  operating  leases for the years ended  December 31,  2002, 2001 and 2000, was $7.0 million,
$8.3 million and $7.2 million, respectively.

                At December 31, 2002, minimum payments due under these leases were as follows (000's omitted):

                                                                                              Capital         Operating
                                                                                              Leases           Leases
                                                                                              ------           ------
   2003  ..............................................................................  $       1,143     $      4,997
   2004  ..............................................................................            764            4,326
   2005  ..............................................................................             41            3,883
   2006  ..............................................................................             --            3,125
   2007  ..............................................................................             --            2,827
   Thereafter..........................................................................             --            3,628
                                                                                         -------------     ------------
         Total minimum lease payments..................................................          1,948     $     22,786
                                                                                                           ============
   Amount representing interest........................................................            (81)
                                                                                         -------------
   Present value of net minimum capital lease payments.................................  $       1,867
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

                On December 20,  2002,  U.S. Can  Corporation  amended its  certificate  of  incorporation  to effect (i) a reverse  stock split which,  upon filing with the Secretary of State of the State of Delaware,  reclassified  and converted each  preexisting  share of common  stock and Series A preferred  stock into  1/1000th  of a share of common and  preferred stock,  respectively,  and (ii) a  corresponding  reduction  in the number of its  authorized  shares of common  stock from
100,000,000  shares to 100,000  shares and in the  number of its  authorized  shares of  preferred  stock from  200,000,000 shares to  200,000  shares.  The  reverse  stock  split did not  affect  the  relative  percentages  of  ownership  for any shareholders.

                A summary of the status of the  Company's  stock option plans (as restated for the reverse  stock split) at
December 31, 2002, 2001 and 2000, and changes during the years then ended, are presented in the tables below:

                                                            Options Outstanding                Exercisable Options
                                                            -------------------                -------------------
                                                                          Wtd. Avg.                            Wtd. Avg.
                                                                          Exercise                             Exercise
                                                  Shares (in 000s)          Price     Shares (in 000s)           Price
                                                  ----------------          -----     ----------------           -----
December 31, 1999..............................               1,438.150           $     16,820                 801.212$
15,900
   Granted.....................................                  433.500     14,190
   Exercised...................................              (1,855.859)     16,290
   Canceled....................................                   (15.791)              6,200
                                                    ----------------------         ----------

October 4, 2000................................                 --               --
   Granted.....................................                2,476.542      1,000               --           $      --
   Exercised...................................                 --               --
   Canceled....................................                 --               --
                                                    --------------       ----------

December 31, 2000..............................                2,476.542      1,000               --           $      --
   Granted.....................................                   154.000               1,000
   Exercised...................................                 --               --
   Canceled....................................                  (387.622)              1,000
                                                    ----------------------         ----------

December 31, 2001..............................                2,242.920      1,000          325.547           $   1,000
   Granted.....................................                     25.000              1,000
   Exercised...................................                 --               --
   Canceled....................................                 (461.186)               1,000
                                                    ---------------------          ----------
December 31, 2002 .............................               1,806.734       1,000          551.744           $   1,000

                                                                                                  Exercisable Options
                                                     Options Outstanding                            at December 31,
                                                    at December 31, 2002                                 2002
                                                    --------------------                                 ----
                                                          Remaining           Wtd.                                Wtd.
                                                         Contractual          Avg.                                Avg.
                                                            Life            Exercise                            Exercise
                                        Shares             (Years)            Price            Shares             Price
                                        ------             -------            -----            ------             -----

$1,000.00......................        1,806.734             7.40           1,000.00            551.744       $1,000.00
                                       =========                                                =======       =========

                The  Company  accounts  for the plan  using the  intrinsic  fair value  method  under APB  Opinion  No. 25;
therefore,  no compensation  costs have been recognized for options granted.  Had compensation costs been determined on the fair  value-based  accounting  method for options  granted in 2002, 2001 and 2000, pro forma net income  (loss) would  have been $(84.3) million, $(51.8) million and $(18.4) million for 2002, 2001 and 2000, respectively.

                The  weighted-average  estimated fair value of options granted during 2002, 2001, and 2000 after and before the recapitalization was $341.10,  $388.42, $440.02, and $13,515.71,  respectively.  The fair value of each option grant is determined  on the date of grant  using  the  Black-Scholes  option  pricing  model  with  the  following  weighted-average assumptions  for options granted in 2002,  2001, and 2000 after and before the  recapitalization,  respectively:  risk-free interest rate of 4.26%, 5.04%, 6.0% and 6.0%;  expected lives of 10 years in all cases;  expected volatility of 0%, 0%, 0%, and 35.2%; and no dividends for any year.

(12)  Redeemable Preferred Stock

                As part of the recapitalization,  U.S. Can Corporation issued shares of preferred stock having an aggregate value of $106.7 million  to Berkshire  Partners and its affiliates and the rollover  stockholders.  Dividends accrue on the preferred stock at an annual rate of 10%, are cumulative from the date of issuance and compounded  quarterly,  on March 31,
June 30,  September 30  and  December 31  of each  year and are  payable  in cash  when  and as  declared  by our  Board of
Directors,  so long as  sufficient  cash is  available  to make the  dividend  payment  and has been  obtained  in a manner permitted  under the terms of our new senior secured credit  facility and the indenture.  As of December 31, 2002 and 2001, dividends of  approximately  $26.5 million and $13.9  million,  respectively,  have been accrued.  Holders of the preferred stock have no voting rights,  except as otherwise  required by law. The preferred stock has a liquidation  preference equal to the purchase price per share,  plus all accrued and unpaid  dividends.  The preferred  stock ranks senior to all classes of U.S. Can Corporation common stock and is not convertible into common stock.

                The Company is required to redeem the preferred  stock,  at the option of the holders,  at a price equal to its liquidation  preference,  plus accrued and unpaid dividends,  upon the occurrence of any of the following events and so long as sufficient  cash is available to the Company or available from dividend  payments  permitted under the terms of the
Company's debt agreement:

o               the bankruptcy of the Company

o               the  acceleration of debt under any major loan agreement to which the Company or any of its subsidiaries is a party; or

o               public offerings of shares of capital stock of the Company

                The Company's  certificate  of  incorporation  expressly  states that any  redemption  rights of holders of preferred  stock shall be  subordinate  or otherwise  subject to prior  rights of the lenders  under the  Company's  Senior
Secured Credit Facility and the holders of the exchange notes.

                At this time, the Company's  Senior Secured Credit Facility  prohibits the Company's  ability to redeem the preferred  stock and the debt  agreement  restricts the  Company's  ability to obtain funds that may be necessary to redeem the preferred stock.

(13)            Related Parties

                Berkshire  Partners  is the  majority  shareholder  (77.3%)  of the  Company.  Berkshire  received a fee of
$2.0 million upon the completion of the recapitalization and receives a management fee of $750,000 per year.

                Under the provisions of the second amendment to the Senior Secured Credit Facility,  Berkshire Partners may
be required to cash  collateralize  and  ultimately  repurchase  the Tranche C term loan  facility.  In  consideration  for
Berkshire's  agreement  to purchase a  participation  in the Tranche C term loan,  the Company has agreed to accrue for and pay to Berkshire an annual fee of 2.75% of the amount of the Tranche C term loan then  outstanding,  which was $550,000 for
2002.  This  amount  was  included  in  accrued  liabilities  in the  accompanying  balance  sheet.  This fee is payable in advance,  is  non-refundable  and may not be paid in cash (without the requisite  senior  lenders'  consent) so long as the
Company's  current  senior  bank  debt is  outstanding.  If  Berkshire  were  required  to  purchase  a Tranche C term loan participation  in the future,  the Company would be required to pay Berkshire the amount of such Tranche C term loan,  plus accrued  interest,  to the  extent  of  Berkshire's  participation.  The  Company  also  agreed  to  reimburse  Berkshire's out-of-pocket  costs and expenses  incurred in  connection  with the  purchase  agreement  and the second  amendment to the credit agreement.

                Salomon Smith Barney currently  beneficially owns 4.90% of the Company's common stock. Salomon Smith Barney was paid $2.0 million in fees in 2000 for financial advisory services provided in connection with the recapitalization.

(14)            Reverse Stock Split

                On December  5, 2002,  the board of  directors  authorized  (i) a reverse  stock split in which each issued share of the Company's common stock and Series A preferred stock,  $0.01 par value per share,  would be reclassified as and converted  into 1/1000th of a share of common stock and preferred  stock,  $10.00 par value per share,  subject to approval of the Company's  shareholders  and (ii) a corresponding  reduction in the number of its authorized  shares of common stock from  100,000,000  shares to 100,000 shares and in the number of its authorized  shares of preferred stock from 200,000,000 shares to 200,000 shares.  During  December,  the Company obtained the necessary  shareholder  consents and on December 20,
2002, U.S. Can  Corporation,  upon filing with the Secretary of State of the State of Delaware,  amended its certificate of incorporation  to effect the reverse  stock  split.  The reverse  stock split did not affect the  relative  percentages  of ownership  for any  shareholders.  The reverse  stock split did not affect the annual rate at which  dividends on preferred stock accrue,  their  cumulation or quarterly  compounding.  Dividends  remain  payable in cash when and as declared by our
Board of  Directors,  so long as  sufficient  cash is  available to make the  dividend  payment and such payment  would not violate the terms of the Facility and the Notes.

(15)            Accounting Change

                The Company adopted SFAS No. 142 "Goodwill and Other  Intangible  Assets" on January 1, 2002. This standard
provides   accounting   and   disclosure   guidance  for  acquired   intangibles.   Under  this   standard,   goodwill  and
"indefinite-lived"  intangibles  are no longer  amortized,  but are  tested at least  annually  for  impairment.  Effective
January 1, 2002, the Company has ceased  amortization  of goodwill.  The Company  recorded  goodwill  amortization  of $2.8 million and $2.9  million for the years ended  December  31, 2001 and 2000.  SFAS No. 142  required  the Company to make an initial  assessment  of goodwill  impairment  within six months after the adoption  date.  The initial step was designed to identify  potential  goodwill  impairment by comparing an estimated  fair value for each  applicable  reporting unit to its respective  carrying  value.  For the reporting  units where the carrying  value exceeds the fair value,  a second step was performed to measure the amount of the goodwill impairment.

                During the first six months of 2002, the Company  completed the initial  transitional  goodwill  impairment test as of January 1, 2002,  and reported  that a non-cash  impairment  charge was  required in the Custom & Specialty  and
International  segments.  During the fourth quarter of 2002, the Company  determined the amount of the goodwill  impairment and recorded a pre-tax  goodwill  impairment  charge of $39.1 million ($18.3 million,  net of tax) relating to the Custom &
Specialty  and  International  segments.  The charge has been  presented as a cumulative  effect of a change in  accounting principle  effective  as of January 1, 2002 and is primarily  due to  competitive  pressures in the Custom & Specialty  and
International  segment  marketplaces.  To determine the amount of goodwill impairment,  the Company measured the impairment loss as the excess of the carrying  amount of goodwill over the implied fair value of goodwill.  The impairment  charge has no impact on covenant compliance under the Senior Secured Credit Agreement.

                The changes in the  carrying  amount of goodwill  by segment for the year ended  December  31, 2002 were as follows (in 000's):
                                                                         Paint, Plastic        Custom &
                                                                                                       -
                                     Aerosol         International       & General Line        Specialty           Total
                                     -------         -------------       --------------        ---------           -----

                                                      $                                          $
Balance, Dec. 31, 2001                $    7,255    25,826                   $    20,129    13,227              $     66,437
Impairment write-offs                          -            (25,826)                   -            (13,227)        (39,053)
                                 ----------------   -----------------   -----------------   -----------------   -------------

                                                    $                                       $
Balance, December 31, 2002            $    7,255    -                        $    20,129    -                   $     27,384
                                 ================   =================   =================   =================   =============

                Pursuant to SFAS No. 142, the results for 2001 and 2000 have not been  restated.  A  reconciliation  of net loss as if SFAS 142 had been adopted is presented below for the years ended December 31, 2001 and 2000.

                                                                             Year Ended                    Year Ended
                                                                          December 31, 2001             December 31, 2000
                                                                      --------------------------    --------------------------
                                                                           (in thousands)                (in thousands)
Reported Net Loss Attributable to Common Stockholders                          $      (51,761)               $      (14,123)
Add back:  Goodwill amortization (net of tax)                                           1,858                         1,914
                                                                               --------------                --------------
Adjusted Net Loss Attributable to Common Stockholders                          $      (49,903)               $      (12,209)
                                                                               ===============               ===============

(16)  Business Segments

                Management monitors and evaluates  performance,  customer base and market share for four business segments.
The segments have separate  management  teams and distinct  product lines.  The Aerosol  segment  primarily  produces steel aerosol containers in the U.S. for personal care, household,  automotive,  paint and industrial products. The International segment produces  aerosol cans in the Europe and Latin America  (through  Formametal S.A., a joint venture in Argentina) as well as steel food  packaging in Europe.  The Paint,  Plastic & General Line  segment  produces  round cans in the U.S. for paint and coatings,  oblong cans for items such as lighter fluid and  turpentine  as well as plastic  containers  for paint and industrial and consumer  products.  The Custom & Specialty  segment  produces a wide array of functional and decorative tins,  containers and other products in the U.S. In 2002, the Company  realigned  certain plants from the Paint,  Plastic &
General  Line to the  Custom &  Specialty  segments.  The  amounts  for 2001 and 2000  were  reclassified  to  reflect  the realignment.

                The  accounting  policies of the segments are the same as those  described in Note (2) to the  Consolidated
Financial  Statements.  No single  customer  accounted for more than 10% of the Company's total net sales during 2002, 2001 or 2000.

                Financial  information  relating to the  Company's  operations  by  geographic  area was as follows  (000's omitted):

                                                    United
                                                    States              Europe             Consolidated
                                                    ------              ------             ------------
2002
Net sales.........................................  $555,303          $  241,197           $  796,500
Identifiable assets.............................     359,737             219,089              578,826
2001
Net sales.........................................  $542,722          $  229,466           $  772,188
Identifiable assets.............................     395,150             239,200              634,350
2000
Net sales.........................................  $569,870          $  239,627           $  809,497
Identifiable assets.............................     388,918             248,946              637,864

                The following is a summary of revenues from external  customers,  income  (loss) from  operations,  capital spending,  depreciation and amortization  and identifiable  assets for each segment as of December 31,  2002, 2001 and 2000
(000's omitted):
                                                                          2002                2001               2000
                                                                          ----                ----               ----
Revenues from external customers:
   Aerosol.......................................................     $     364,133      $    334,716      $     357,688
   International.................................................           241,197           229,466            239,627
   Paint, Plastic, & General Line................................           119,952           130,412            136,054
   Custom & Specialty............................................            71,218            77,594             76,128
                                                                      -------------      ------------      -------------
         Total revenues..........................................     $     796,500      $    772,188      $     809,497
                                                                      =============      ============      =============
Income (loss) from operations:
   Aerosol.......................................................     $      59,545      $     47,299      $      66,395
   International.................................................               742              (267)            12,802
   Paint, Plastic, & General Line................................            11,378            12,544             14,348
   Custom & Specialty............................................               734              (998)             7,559
                                                                      -------------      -------------     -------------
   Total Segment Income From Operations..........................            72,399            58,578            101,104
   Corporate and eliminations (a) (b)............................           (32,852)          (64,724)           (52,951)
   Interest Expense..............................................           (55,384)          (57,304)           (40,468)
                                                                      --------------     -------------     --------------
         Total income (loss) before income taxes.................     $     (15,837)     $    (63,450)     $       7,685
                                                                      ==============     =============     =============
Capital spending:
   Aerosol.......................................................     $       6,879      $      3,514      $       6,499
   International.................................................            11,996             4,556              8,063
   Paint, Plastic, & General Line................................             3,770             6,536              3,650
   Custom & Specialty............................................             3,002             1,043                609
   Corporate.....................................................             1,588             3,888              5,683
                                                                      -------------      ------------      -------------
         Total capital spending..................................     $      27,235      $     19,537      $      24,504
                                                                      =============      ============      =============
Depreciation and amortization:
   Aerosol.......................................................     $      12,014      $     11,856      $      10,842
   International.................................................            10,182             9,355              9,288
   Paint, Plastic, & General Line................................             5,561             5,462              5,025
   Custom & Specialty............................................             1,942             2,165              2,182
   Corporate.....................................................             6,387             5,788              6,333
                                                                      -------------      ------------      -------------
         Total depreciation and amortization.....................     $      36,086      $     34,626      $      33,670
                                                                      =============      ============      =============
Identifiable assets:
   Aerosol.......................................................     $     166,136      $    168,214      $     183,150
   International.................................................           219,089           239,200            248,946
   Paint, Plastic, & General Line................................            80,566            82,627             91,209
   Custom & Specialty............................................            27,087            45,125             50,017
   Corporate.....................................................            85,948            99,184             64,542
                                                                      -------------      ------------      -------------
         Total identifiable assets...............................     $     578,826      $    634,350      $     637,864
                                                                      =============      ============      =============

(a)      Includes special charges and recapitalization  costs.  Management does not evaluate segment performance  including such charges.

(b)      Selling, general and administrative costs are not allocated to the domestic segments.

 (17)  Subsidiary Guarantor Information

                The following  presents the condensed  consolidating  financial data for U.S. Can Corporation  (the "Parent
Guarantor"),  United States Can Company (the "Issuer"),  USC May Verpackungen  Holding Inc.  (the "Subsidiary  Guarantor"),
and the Issuer's European subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor  Subsidiaries"),  as
of December 31, 2002 and 2001 and for the years ended  December 31,  2002, 2001 and 2000.  Investments in subsidiaries  are accounted for by the Parent  Guarantor,  the Issuer and the  Subsidiary  Guarantor  under the equity method for purposes of the  supplemental  consolidating  presentation.  Earnings of  subsidiaries  are,  therefore,  reflected  in their  parent's investment  accounts and earnings.  This  consolidating  information  reflects the guarantors and  non-guarantors of the 12
3/8% senior subordinated notes due 2010.

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

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                           CONSOLIDATING STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                                      (000's omitted)

                                                                                            USC Europe/
                                                                              USC May           May
                                                               United      Verpackungen    Verpackungen
                                               U.S. Can      States Can      Holding           GmbH                          U.S. Can
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)    Eliminations   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   555,303   $          -    $     241,197    $         -     $    796,500
COST OF SALES..............................             -        483,647            (406)        227,154               -         710,395
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross income..........................             -         71,656             406          14,043               -          86,105
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         24,146               -          13,707               -          37,853
SPECIAL CHARGES............................             -          3,080               -           5,625               -           8,705
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............             -         44,430             406          (5,289)              -          39,547
INTEREST EXPENSE...........................             -         46,156           6,465           2,763               -          55,384
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (71,776)       (59,871)        (19,837)              -         151,484               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Income (loss) before income taxes......       (71,776)       (61,597)        (25,896)         (8,052)        151,484         (15,837)
PROVISION FOR INCOME TAXES.................             -          2,005          22,197          13,435               -          37,637
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) BEFORE                          (71,776)       (63,602)        (48,093)        (21,487)        151,484         (53,474)
  CUMULATIVE EFFECT OF ACCOUNTING   CHANGE
AND PREFERRED STOCK
  DIVIDENDS................................
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX                                    -         (8,174)          4,717         (14,845)              -         (18,302)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME BEFORE PREFERRED STOCK DIVIDENDS       (71,776)       (71,776)        (43,376)        (36,332)        151,484         (71,776)
PREFERRED STOCK DIVIDENDS..................       (12,521)             -               -               -               -         (12,521)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) ATTRIBUTABLE TO             $   (84,297)   $   (71,776)  $     (43,376)  $     (36,332)   $    151,484    $    (84,297)
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
                                           CONSOLIDATING STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 2001
                                                      (000's omitted)

                                               U.S. Can        United         USC May       USC Europe/     Eliminations     U.S. Can
                                                                                                May
                                                                           Verpackungen    Verpackungen
                                                             States Can      Holding           GmbH
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)                   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   542,722   $          -    $     229,466    $         -     $    772,188
COST OF SALES..............................             -        483,878               -         211,636               -         695,514
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross income..........................             -         58,844               -          17,830               -          76,674
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         28,484           1,423          16,674               -          46,581
SPECIAL CHARGES............................             -         27,063               -           9,176               -          36,239
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............             -          3,297          (1,423)         (8,020)              -          (6,146)
INTEREST EXPENSE...........................             -         48,136           6,500           2,668               -          57,304
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (40,416)       (13,010)         (1,198)              -          54,624               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Income (loss) before income taxes......       (40,416)       (57,849)         (9,121)        (10,688)         54,624         (63,450)
PROVISION FOR INCOME TAXES.................             -        (17,433)         (3,506)         (2,095)              -         (23,034)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) BEFORE                          (40,416)       (40,416)         (5,615)         (8,593)         54,624         (40,416)
  PREFERRED STOCK DIVIDENDS................
PREFERRED STOCK DIVIDENDS..................       (11,345)             -               -               -               -         (11,345)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) ATTRIBUTABLE TO             $   (51,761)   $   (40,416)  $      (5,615)  $      (8,593)   $     54,624    $    (51,761)
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
                                           CONSOLIDATING STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                                      (000's omitted)

                                               U.S. Can        United         USC May       USC Europe/     Eliminations     U.S. Can
                                                                                                May
                                                                           Verpackungen    Verpackungen
                                                             States Can      Holding           GmbH
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)                   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   569,870   $          -    $     239,627    $         -     $    809,497
COST OF SALES..............................             -        481,217               -         211,941               -         693,158
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross income..........................             -         88,653               -          27,686               -         116,339
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         29,525           1,478          14,884               -          45,887
SPECIAL CHARGES............................             -          3,413               -               -               -           3,413
Recapitalization Charges...................        18,886              -               -               -               -          18,886
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............       (18,886)        55,715          (1,478)         12,802               -          48,153
INTEREST EXPENSE...........................             -         31,261           6,220           2,987               -          40,468
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................            55           (135)          4,476               -          (4,396)              -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Income (loss) before income taxes......       (18,831)        24,319          (3,222)          9,815          (4,396)          7,685
PROVISION FOR INCOME TAXES.................        (7,309)         9,401            (178)          2,430               -           4,344
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Income (loss) from operations before          (11,522)        14,918          (3,044)          7,385          (4,396)          3,341
      extraordinary item...................
NET LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT...................             -        (14,863)              -               -               -         (14,863)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) BEFORE                          (11,522)            55          (3,044)          7,385          (4,396)        (11,522)
  PREFERRED STOCK DIVIDENDS................
PREFERRED STOCK DIVIDENDS..................        (2,601)             -               -               -               -          (2,601)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET INCOME (LOSS) ATTRIBUTABLE TO             $   (14,123)   $        55   $      (3,044)  $       7,385    $     (4,396)   $    (14,123)
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
                                                  As of December 31, 2002
                                                      (000s omitted)

                                  U.S. Can     United States         USC May       USC Europe/ May    Eliminations       U.S. Can
                                                                  Verpackungen       Verpackungen
                                                                     Holding             GmbH
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)                      Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      5,707      $           -       $      6,083       $       -      $     11,790
     Accounts receivable......             -          43,623                   -            46,363                -           89,986
     Inventories..............             -          57,500                (600)           48,735                -          105,635
     Prepaid expenses and
other
       assets.................             -          11,719               1,977             8,500                -           22,196
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         118,549               1,377           109,681                -          229,607
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         147,588                   -            94,086                -          241,674
INTANGIBLE ASSETS.............             -          27,384                   -                 -                -           27,384
OTHER ASSETS..................             -          66,216                 606            13,339                -           80,161
INTERCOMPANY
  ADVANCES....................             -         249,649                   -                 -         (249,649)               -
INVESTMENT IN
  SUBSIDIARIES................             -         (48,265)             61,360                 -          (13,095)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    561,121      $       63,343      $    217,106       $ (262,744)    $    578,826
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $     11,078      $           -       $     15,075       $       -      $     26,153
     Accounts payable.........             -          47,901                   -            46,636                -           94,537
     Other current liabilities             -          48,389                  31            15,974                -           64,394
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         107,368                  31            77,685                -          185,084
liabilities...................
TOTAL LONG TERM DEBT..........           854         503,238                   -            19,437                -          523,529
OTHER LONG-TERM
  LIABILITIES.................             -          48,317                 673            31,936                -           80,926
PREFERRED STOCK...............       133,133               -                   -                 -                -          133,133
INTERCOMPANY LOANS............       112,057               -             114,863            22,729         (249,649)               -
INVESTMENT IN
  SUBSIDIARIES................        97,802               -                -                  -            (97,802)             -
STOCKHOLDERS' EQUITY..........      (343,846)        (97,802)            (52,224)           65,319           84,707         (343,846)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    561,121      $       63,343      $    217,106       $ (262,744)    $    578,826
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

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                  As of December 31, 2001
                                                      (000s omitted)

                                  U.S. Can     United States         USC May       USC Europe/ May    Eliminations       U.S. Can
                                                                  Verpackungen       Verpackungen
                                                                     Holding             GmbH
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)                      Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      8,249      $           -       $      6,494       $       -      $     14,743
     Accounts receivable......             -          51,806                   -            43,468                -           95,274
     Inventories..............             -          52,625                (600)           48,651                -          100,676
     Prepaid expenses and
other
       assets.................             -          26,518               1,049            10,142                -           37,709
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         139,198                 449           108,755                -          248,402
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         152,779                   -            86,455                -          239,234
INTANGIBLE ASSETS.............             -          40,611               1,544            24,282                -           66,437
OTHER ASSETS..................             -          62,561                   -            17,716                -           80,277
INTERCOMPANY
  ADVANCES....................             -         239,414                   -                 -         (239,414)               -
INVESTMENT IN
  SUBSIDIARIES................             -          11,044              72,287                 -          (83,331)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    645,607      $       74,280      $    237,208       $ (322,745)    $    634,350
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $     12,801      $           -       $      2,182       $       -      $     14,983
     Accounts payable.........             -          47,995                   -            48,690                -           96,685
     Other current liabilities             -          51,834              (1,759)           22,362                -           72,437
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         112,630              (1,759)           73,234                -          184,105
liabilities...................
TOTAL LONG TERM DEBT..........           854         499,339                   -            21,600                -          521,793
OTHER LONG-TERM
  LIABILITIES.................             -          47,239                 514             7,210                -           54,963
PREFERRED STOCK...............       120,613               -                   -                 -                -          120,613
INTERCOMPANY LOANS............       112,056               -              93,283            34,075         (239,414)               -
INVESTMENT IN
  SUBSIDIARIES................        13,601               -                -                  -            (13,601)             -
STOCKHOLDERS' EQUITY..........      (247,124)        (13,601)            (17,758)          101,089          (69,730)        (247,124)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    645,607      $       74,280      $    237,208       $ (322,745)    $    634,350
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                                      (000s omitted)

                                                              U.S. Can        United                       USC Europe /       U.S. Can
                                                                                             USC May           May
                                                                            States Can    Verpackungen     Verpackungen
                                                            Corporation      Company         Holding      (Non-Guarantor     Corporation
                                                              (Parent)       (Issuer)    (Subsidiary-GuaraSubsidiaries)     Consolidated
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................$       -       $  19,114     $    (41,410)    $     28,460      $      6,164
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................         -        (15,239)               -          (11,996)          (27,235)
  Proceeds on the sale of property...........................         -            817                -            4,845             5,662
  Investment in Formametal S.A...............................         -           (133)               -                -              (133)
                                                           --------------- -------------                  ---------------  ----------------
                                                                                         ----------------
      Net cash used in investing activities..................         -        (14,555)               -           (7,151)          (21,706)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................         -        (10,195)          41,410          (31,215)                -
  Net borrowings under the revolving line of credit..........         -         13,600                -                -            13,600
  Borrowing of long-term debt                                         -              -                -           11,079            11,079
  Payments of long-term debt, including capital lease                 -                               -
obligations..................................................                  (10,506)                           (2,183)          (12,689)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash (used in) provided by financing activities....         -         (7,101)          41,410          (22,319)           11,990
                                                           --------------- -------------                  ---------------  ----------------
                                                           --------------- ------------- ---------------- ---------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         -              -                -              599               599
                                                           --------------- ------------- ---------------- ---------------  ----------------
INCREASE (DECREASE) IN CASH AND                                       -         (2,542)               -             (411)           (2,953)
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................         -          8,249                -            6,494            14,743
                                                           --------------- ------------- ----------------                  ----------------
                                                                                                          ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of period.....................$       -       $   5,707     $         -      $      6,083      $     11,790
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
                                                   =============== ============== ================ ================= =================

(18)  Quarterly Financial Data (Unaudited)

                The following is a summary of the unaudited  interim results of operations for each of the quarters in 2002 and 2001 (000's omitted).

                           First Quarter             Second Quarter            Third Quarter              Fourth Qtr
                         -----------------         ------------------       ------------------         ----------------
                         2002         2001         2002         2001        2002          2001         2002        2001
                         ----         ----         ----         ----        ----          ----         ----        ----

Net Sales........... $  186,038   $  191,168   $  203,624   $  193,329   $  205,474  $   204,175  $   201,364  $   183,516
Gross Income........     18,968       24,451       22,893       26,361       19,800       23,730       24,444        2,132
Special Charges(a)..         --           --           --           --        5,071        (284)        3,634       36,523
Income (loss) from
    Operations before
    Accounting Change                (2,382)      (1,328)        (876)          423      (5,229)      (1,426)     (44,987)
(38,085)
Net Income (Loss)
    Available for Common
    Shareholders (b)          $   (23,658)$    (4,053)  $   (3,957)  $   (2,369)  $  (8,387)   $  (4,288)   $  (48,295)  $
                              ============= ==========  ===========  ===========  ==========   ==========   ===========  ==
(41,051)
========

(a)             See Note (4)

(b)             Amount has been restated to reflect the Company's $18.3 million  goodwill  impairment  charge,  net of tax, effective as of January 1, 2002.  See Note (15) for further detail.

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

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The following  table sets forth the name,  age as of March 15, 2003 and position of each of our  directors, executive  officers  and other key  employees.  Each of our  directors  will hold office  until the next annual  meeting of shareholders  or until his  successor  has been elected and  qualified.  Our officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

                      Name                          Age                              Position
                      ----                          ---                              --------
Carl Ferenbach............................           60     Director, Chairman of the Board
John L. Workman...........................           51     Director, Chief Executive Officer
Thomas A. Scrimo..........................           54     Executive Vice President and General Manager, Aerosol, Paint and
                                                            General Line
Roger B. Farley...........................           59     Senior Vice President, Human Resources
Larry S. Morrision........................           49     Senior   Senior Vice President and General Manager, Plastics,
                                                            Lithography and Specialty Products
James J. Poehling.........................           55     Senior Vice President, North American Sales and Channel
                                                            Development
Francois J. Vissers.......................           42     Senior   Senior Vice President, International and President of
                                                            European Operations
Sandra K. Vollman.........................           45     Senior Vice President and Chief Financial Officer
W. Brien Berberich........................           53     Vice President, Supply Chain Management
Sarah T. Macdonald........................           38     Vice President, Global Accounts
Emil P. Obradovich........................           56     Vice President and Chief Technical Officer
Thomas J. Olander.........................           54     Vice President, Human Resources
Sheleen Quish.............................           54     Chief Information Officer and Vice President, Corporate Marketing
Richard K. Lubin..........................           56     Director
Philip R. Mengel..........................           58     Director
Francisco A. Soler........................           57     Director
Louis B. Susman...........................           65     Director

Carl  Ferenbach.  Mr. Ferenbach  became Chairman of the Board in October 2002. Mr.  Ferenbach,  who was one of our founding directors in 1983 and served as a member of our Board of Directors  until  February 2000,  was elected as a Director at the time of the  recapitalization.  Mr. Ferenbach  is also a Managing  Director of Berkshire  Partners,  which he co-founded in
1986.  He has  been a  director  of  many of  Berkshire  Partners'  manufacturing,  transportation  and  telecommunications investments,  serves as a director of Crown Castle  International  Corporation  and is Chairman of English Welsh & Scottish
Railway.

John L. Workman.  Mr. Workman  was named Chief  Executive  Officer in February  2003.  Mr.  Workman had been serving as the
Company's  Chief  Operating  Officer  since October  2002.  Prior  thereto,  Mr.  Workman had served as our Executive  Vice
President and Chief Financial  Officer since August 1998.  Prior to his appointment,  Mr. Workman  served as Executive Vice
President and Chief Restructuring  Officer at Montgomery Ward Holding Corporation.  Montgomery Ward was one of the nation's largest  privately-held  retailers.  Mr. Workman  joined Montgomery Ward in 1984 as a general auditor and held a variety of financial positions with Montgomery Ward, including Vice  President--Controller,  Vice President--Finance and Chief Financial
Officer.  Prior to joining  Montgomery  Ward,  Mr.  Workman  was a partner in Main  Hurdman,  a CPA firm that  subsequently merged with KPMG.

Thomas A. Scrimo.  Mr. Scrimo  became  Executive Vice President and General Manager for Aerosol,  Paint and General Line in
February  2003.  Mr. Scrimo had been serving as the Company's  Senior Vice  President  and General  Manager of  Operations,
Americas since November 2002. Mr. Scrimo served as our Senior Vice President and General  Manager,  Aerosol  Operations and
Business  Support  since  February  2000.  From August  1998 to February  2000,  Mr. Scrimo  served as our Vice  President,
Business  Support   Operations.   Prior  to  joining  us,  he  served  as  Vice  President  of  Operations  for  Greenfield
Industries, Inc., an international tool manufacturer, from January 1997 to August 1998.

Roger B.  Farley.  Mr. Farley,  who will be  retiring  from the  Company  on April 1, 2003,  has served as our Senior  Vice
President,  Human Resources since August 1998.  Prior to joining us, Mr. Farley was Senior Vice President,  Human Resources
from   July 1997  to  July 1998  and  Vice   President,   Human   Resources  from  June 1994  to  June 1997  of  Greenfield
Industries, Inc., an international tool manufacturer.

Larry S. Morrison.  Mr. Morrison  became Senior Vice President and General Manager for Plastics,  Lithography and Specialty
Products in February  2003.  Mr.  Morrison had been serving as Vice  President  of  Specialty  Products and Litho  Services
since June 2002.  From February 2000 to June 2002, Mr.  Morrison served as Vice  President,  Operational  Excellence.  From
1998 to February 2000, Mr. Morrison served as our Vice President and General  Manager,  Custom & Specialty  Products.  From
July 1995 to 1998, Mr. Morrison served as our Vice President of Manufacturing of Custom & Specialty Products.

James J.  Poehling.  Mr.  Poehling  was named  Senior Vice  President,  North  American  Sales and Channel  Development  in
February 2003. Mr.  Poehling  served as Senior Vice  President,  North American Sales and Marketing  since May 2002.  Prior thereto,  Mr.  Poehling was Senior Vice President North American Sales and Channel  Development  since September 2001. From
1990 until joining U.S. Can, Mr. Poehling held senior  management  positions of Vice President Sales and Marketing and Vice
President and General  Manager  Indexable  Cutting Tools for Greenfield  Industries,  Inc., an  international  cutting tool manufacturer.  Prior to working for  Greenfield  Industries,  Inc., Mr.  Poehling  spent 21 years with General  Electric in various sales and marketing assignments.

Francois  Vissers.  Mr.  Vissers was named Senior Vice  President,  International  and President of European  Operations in
February  2003.  Mr.  Vissers  previously  served as Vice President  Europe and Managing  Director May  Verpackungen  since
September 2002.  Prior thereto,  Mr. Vissers served as Vice  President,  Aerosol  Division - Europe since May 2001.  Before joining the Company,  he held various senior  management  positions with GE Plastics in Europe,  including  General Manager for the European ABS business from 2000 through May 2001,  European  productivity  leader from 1999 through 2000 and global process improvement leader (1997 through 1999).

Sandra K.  Vollman.  Ms. Vollman  was named  Senior  Vice  President  and Chief  Financial  Officer in February  2003.  Ms.
Vollman had been serving as the Company's  Primary  Financial  Officer since October 2002.  Since February 2002, Ms Vollman had  served as our  Senior  Vice  President--Finance.  She joined  the  Company  in July 1999 as Vice  President  - Business
Development  and was named Vice President - Finance in September  2000.  From 1997 to 1999,  Ms. Vollman was Vice President
and Corporate Controller for Montgomery Ward and Co.

W. Brien  Berberich.  Mr.  Berberich has served as our Vice President,  Supply Chain Management since September 2001. Prior to joining U.S. Can, Mr. Berberich held various positions with Emerson Electric Company,  in St. Louis,  Missouri from 1993 through 2001. He was Director,  Material and  Logistics  from 1998 through 2001 and Manager,  Materials and Logistics  from
1995 through 1998 and Manager of Material Planning from 1993 through 1995.

Sarah T.  Macdonald.  Ms.  Macdonald has been our Vice  President,  Global  Accounts  since May 2001.  Prior  thereto,  she served as Vice President,  Marketing,  Aerosol and Paint, Plastic & General Line from August 2000 through May 2001 and Vice
President,  Marketing,  Paint,  Plastic & General Line from December 1999 to August 2000.  From October 1998 to December of
1999,  Ms.  Macdonald was the Sales and Marketing  Director of the Company's U.K.  operations.  Before joining the Company,
Ms. Macdonald held a number of different sales and marketing positions with Crown, Cork & Seal and Carnaud Metalbox.

Emil P.  Obradovich.  Mr. Obradovich  has served as our Vice  President and Chief  Technical  Officer since  February 2000.
From 1996 to February 2000, Mr. Obradovich served as our Managing Director of Technical Services.

Thomas J. Olander.  Mr. Olander  became Vice  President  Human  Resources in March 2003.  Previously,  Mr. Olander held the position of Vice  President  Organization & Staffing,  Compensation  & Benefits for U.S. Can since December 1999.  Prior to joining the  company,  Mr.  Olander  held  positions  as Vice  President  Human  Resources  for Draper and Kramer,  Inc., a
Chicago-based real estate firm from 1996 through 1999.

Sheleen Quish.  Ms. Quish was named Chief  Information  Officer and Vice President,  Corporate  Marketing in February 2003.
Ms. Quish had been serving as our Vice  President and Chief  Information  Officer  since  December  2000.  Prior to joining
U.S. Can, Ms. Quish served as Managing  Director of Leapnet,  an Internet  company from June 2000 to December  2000, and as
Senior Vice President of Administration  and Systems of Unitrin,  an insurance and financial  services  company,  from 1998 through June 2000.  From 1996 through 1998,  Ms. Quish was Executive Vice  President,  Corporate  Planning and  Information
Services of Signature Financial / Marketing Inc., a direct response marketing company.

Richard K. Lubin.  Mr. Lubin  has served as a Director  since the  recapitalization.  Mr. Lubin  is a Managing  Director of
Berkshire  Partners,  which he  co-founded in 1986.  He has been a director of many of Berkshire  Partners'  manufacturing, retailing and  transportation  investments and currently  serves as a director of The Holmes Group,  Inc.,  English Welsh &
Scottish Railway and Fresh Start Bakeries, Inc.

Philip R. Mengel.  Mr. Mengel was elected a Director in 2001.  Mr. Mengel has been the Chief  Executive  Officer of English
Welsh & Scottish  Railway  since  January 2000.  From 1996 to January 2000 Mr.  Mengel was the Chief  Executive  Officer of
Ibstock plc, an international building products company.  Mr. Mengel is also a director of The Economist Newspaper Group.

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

ITEM 11.        EXECUTIVE COMPENSATION

                The following tables set forth information concerning  compensation paid to our Chief Executive Officer and our other four most highly  compensated  executive  officers during fiscal years 2002,  2001 and 2000.  Information is also included for our former Chief Executive  Officer,  who would have been among the most highly  compensated  officers but for his resignation in October 2002.

Summary Compensation Table
                                                                                                      Long Term Compensation
                                                                                                      ----------------------
                                                        Annual Compensation                         Awards              Payout
                                                        -------------------                         ------              ------
                                                                                                  Securities
                                                                                                  Underlying
                                                                              Other Annual    Options/SARs (#)(c)     All Other
                                                                                              -------------------
Name and Principal Position            Year      Salary         Bonus         Compensation                           Compensation
                                       ----      ------         -----         ------------                           ------------

John L. Workman                          2002      $424,723        $45,000             $7,215                none $     24,148(a)
Chief Executive Officer                  2001      $412,915        $20,000             $7,215                none $     46,600(b)
                                         2000      $398,088        $39,000             $7,521             353.669 $1,055,782(d)

Thomas A. Scrimo                         2002      $252,677        $35,000             $5,506                none $    14,478(a)
Executive Vice President and G.M.,       2001      $245,754        $12,000             $5,506                none $    22,016(b)
Aerosol, Paint & Business Support        2000      $225,919        $22,000             $6,685             339.522 $  360,548(d)

James J. Poehling (f)                    2002      $242,292        $80,000             $5,506                none $    87,461(a)
Senior Vice President, North             2001       $71,282        $35,000             $2,169              50.000 $      9,751(b)
American Sales and Channel
Development

Francois Vissers (f)                     2002      $270,948        $31,209             $5,457                none $
Senior Vice President, International     2001      $240,085        $20,530             $3,291              25.000 -(e)
and President of European Operations                                                                              $
                                                                                                                  -(e)

Roger B. Farley (g)                      2002      $249,569        $24,500             $6,194                none $    22,962(a)
Senior Vice President, Human             2001      $244,877        $12,000             $6,194                none $    35,398(b)
Resources                                2000      $234,992        $22,600             $7,521                none $  771,785(d)

 Paul W. Jones (h)                       2002      $625,292       $112,100             $6,105                none $   157,186(a)
 Former President and Chief              2001      $653,108        $32,500             $7,215                none $   103,098(b)
Executive Officer                        2000      $614,473       $122,000             $7,521             212.202 $2,351,037(d)

(a)      2002 amounts shown for Messrs. Jones,  Workman,  Scrimo, Poehling and Farley include contributions or payments for their benefit to U.S. Can  Corporation's  Salaried Employee Savings and Retirement  Accumulation Plan ("SRAP") and
         pursuant to nonqualified retirement plans ($41,660,  $24,148,  $14,478, $8,423 and $15,327 respectively).  Amounts for Mr. Jones and Mr. Farley  include the cost of life  insurance in excess of our standard  benefit of $3,934 and
         $5,635,  respectively and payments for personal  financial planning of $5,150 and $2,000,  respectively.  The 2002 amount for Mr. Jones also includes  payments  made by the Company of $106,442 to Mr. Jones in accordance  with his
         Severance  Agreement.  The 2002 amount shown for Mr.  Poehling  includes  reimbursement  for  relocation  expenses claimed under his Employment Agreement of $79,038.

(b)             2001 amounts  shown for  Messrs. Jones,  Workman,  Scrimo,  Poehling and Farley  include  contributions  or payments for their benefit to U.S. Can  Corporation's  Salaried Employee Savings and Retirement  Accumulation Plan
         ("SRAP")  and  pursuant  to  nonqualified   retirement  plans  ($92,995,   $46,600,   $22,016,  $987  and  $27,036
         respectively).  Amounts for Mr. Jones and Mr. Farley  include the cost of life insurance in excess of our standard benefit of $5,803 and $6,362,  respectively  and payments for  personal  financial  planning of $4,300 and $2,000, respectively.  The amount for Mr. Poehling  represents  reimbursements  for relocation  expenses claimed under his employment agreement of $8,764, respectively.

(c)      Options granted in 2000 exclude options for 50.000, 30.000 and 20.000 shares issued to Messrs. Jones,  Workman and
         Scrimo, respectively,  under the plans in effect prior to the recapitalization.  All of the foregoing options were cancelled at the time of the  recapitalization,  and each holder  received a cash payment  equal to the product of
         (i) the $20.00 price per share paid to  shareholders  in connection  with the  recapitalization  less the exercise price of the option and (ii) the  number of shares of common  stock  subject to the option.  Options  reflected in this table for 2000 were granted on October 4,  2000 under the U.S. Can  Corporation 2000 Equity Incentive Plan in
         connection with the recapitalization and were restated for the reverse stock split.

(d)               The 2000  amounts  include  one-time  bonuses  in  connection  with  the  recapitalization  of  $697,500,
         $309,000,  $103,400 and $226,100 for Messrs. Jones,  Workman,  Scrimo and Farley respectively,  cash proceeds from the cancellation of employee stock options in the recapitalization of $1,291,312,  $624,713, $208,945 and $470,437
         for  Messrs. Jones,  Workman,  Scrimo and Farley  respectively,  distribution of cash from U.S. Can  Corporation's executive deferred compensation program to the extent not reported as 1999 bonuses, of $124,384,  $38,852, $13,462 and $23,712 for  Messrs. Jones,  Workman,  Scrimo and Farley,  respectively,  contributions  or payments for their benefit to U.S. Can Corporation's  Salaried Employee Savings and Retirement  Accumulation Plan ("SRAP") of $10,200
         for each named executive officer and $214,538,  $68,614,  $24,541 and $33,201 for Messrs. Jones,  Workman,  Scrimo
         and Farley respectively,  pursuant to nonqualified  retirement plans. The 2000 amounts shown for Mr. Jones and Mr.
         Farley include the cost of life insurance in excess of our standard benefit ($5,803 and $5,635,  respectively) and the imputed value of Mr.  Workman's  company-provided  life insurance  benefit of $810. The 2000 amounts shown for
         Messrs. Jones,  Workman and Farley include payments for personal financial planning of $7,300,  $3,593 and $2,500, respectively.

(e)             Mr.  Vissers is  compensated  partially in euros and  partially in British  pounds.  The amounts  shown for
         Mr. Vissers  have been  converted to  U.S. dollars  at the  applicable  exchange rate in effect as of the calendar year-end for the year in which payment was made.  During 2002 and 2001 the Company did not make any  contributions for the benefit of Mr. Vissers to any type of executive  retirement plan or overseas  employee  benefit trust. All such contributions are made by Mr. Vissers through salary deductions.

(f)             Mr. Poehling joined the Company in September 2001.  Mr. Vissers joined the Company in May 2001.

(g)             Mr. Farley has announced his retirement effective April 1, 2003.

(h)             Mr. Jones' employment terminated on October 24, 2002.

Option Grants

                There were no option or stock  appreciation  right ("SAR") grants to our former or current Chief  Executive
Officer or our four most highly compensated employees in 2002.

Aggregated Option/SAR Exercises in 2002 and 2002-End Option/SAR Values

                No shares were acquired as a result of option exercises by the named executive officers during 2002.  The numbers shown in the below table are after the reverse stock split on December 20, 2002.

                                                                 Number of Securities
                                                                      Underlying              Value of Unexercised
                                                                 Unexercised Options          In-The-Money Options
                                                                 at 2002-Year End (#)       at 2002-Year End ($)(a)
                           Name                               Exercisable/Unexercisable    Exercisable/Unexercisable
                           ----                               -------------------------    -------------------------

John L. Workman..........................................           28.294/325.375                         $0/$0
Thomas A. Scrimo.........................................           90.540/248.983                         $0/$0
James J. Poehling........................................            10.000/50.000                         $0/$0
Francois Vissers.........................................             5.000/20.000                         $0/$0
Roger B. Farley..........................................              0.000/0.000                         $0/$0
Paul W. Jones............................................            28.294/56.587                         $0/$0
-----------

(a)               There was no established trading market for U.S. Can Corporation's common stock as of December 31,  2002.
         Management has determined that the fair market value of the common stock  underlying  these options did not exceed
         $1,000.00 (the exercise price of these options) and, accordingly, none of the options were in-the-money.

Compensation of Directors

         Directors Fees

                Each outside  Director of U.S. Can  receives an annual  retainer of $30,000 and full Board  meeting fees of
$1,500 for meetings attended in person or  telephonically.  Directors are also reimbursed for reasonable  expenses incurred in the  course  of their  service.  There are five  regularly  scheduled  full  Board  meetings  each year and at least one regularly scheduled board meeting is held each quarter.

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

         Compensation Committee Interlocks and Insider Participation

                Mr. Lubin served as Chairman of U.S. Can  Corporation's  Compensation  Committee during 2002. Mr. Lubin and
Mr.  Ferenbach  are  managing  directors  of  Berkshire  Partners.  Mr.  Mengel is Chief  Executive  Officer of a Berkshire
Partners  portfolio  company.  Upon  the  completion  of  the  recapitalization,  Berkshire  Partners  received  a  fee  of
$2.0 million.  In addition, Berkshire Partners receives a management fee of $750,000 per year.

                The second  amendment to the Senior Secured Credit Facility  includes an additional  Tranche C term loan of
$25.0 million.  Under certain  circumstances,  the Company's majority shareholder may be required to cash collateralize and ultimately  repurchase  the new term loan  facility.  The Company  borrowed  $20.0  million under the Tranche C facility on
December 18, 2001. In  consideration  for  Berkshire's  agreement to purchase a  participation  in the Tranche C term loan, the Company has agreed to accrue for and pay to  Berkshire  an annual fee of 2.75% of the amount of the Tranche C term loan then outstanding,  which initially is $550,000.  This fee is payable in advance,  is non-refundable  and may not be paid in cash (without the requisite senior lenders' consent) so long as the Company's  current senior bank debt is outstanding.  If
Berkshire  were required to purchase a Tranche C term loan  participation  in the future,  the Company would be required to pay Berkshire the amount of such Tranche C term loan, plus accrued  interest,  to the extent of Berkshire's  participation.
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
(2)             as a member of the board of directors of any entity that has one or more  executive  officers  serving as a member of our Compensation Committee; and
                     (3)     as a member  of the  compensation  committee  of any  entity  that  has one or more  executive officers serving as a member of our Board of Directors.

Transactions with Management

Executive Severance Plan

                Several of our  executive  officers  are eligible to  participate  in our  executive  severance  plan.  The executive  severance  plan  provides an  executive  with a severance  payment  equal to  12 months  (18 months  for certain executives)  of the  executive's  base salary in the event the  executive is  terminated  without  cause or leaves for good reason. In the cases of Messrs.  Scrimo and Workman,  the executive  severance plan will not provide a severance benefit if these executives are entitled to receive a severance benefit under their change in control agreements (described below).

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

Change in Control Agreements

                Mr.  Obradovich is a party to a change in control  agreement.  The agreement with Mr.  Obradovich  provides that upon  termination by us or  constructive  termination by Mr.  Obradovich  within two years of a change in control,  he will be entitled to:

         o        a severance  payment equal to one times the greater of his current  annual base salary or the annual base salary  immediately before the change in control;

         o        a pro-rated bonus based on the target bonus; and

         o        continuation of health and welfare benefits for one year following termination.

Employment Agreements with Messrs. Scrimo,  Workman and Farley

                In October of 2002, the Company renewed its existing  employment  agreements with Messrs.  Scrimo,  Workman and Farley,  referred  to as the  executives,  for an  additional  year.  Under the terms of these  employment  agreements,
Messrs.  Scrimo,  Workman  and Farley  will be paid an annual  base  salary of at least  $220,000,  $390,000  and  $226,000 respectively,  which have been adjusted to $285,000,  $525,000 and $245,000,  respectively.  Each  executive's  base salary and other  compensation will be reviewed annually by that executive's  supervisor.  Each executive also participates in our management  incentive  plan with an  opportunity  to receive a bonus  payment  equal to 50% of his or her base salary.  The
Company also agreed to provide each  executive  with term life  insurance  coverage  with death  benefits at least equal to twice his or her base salary,  an automobile  allowance  and employee  benefits  comparable to those  provided to our other senior executives.

                In the  event of the  termination  of an  executive's  employment  with us due to his  death  or  permanent disability, we will pay him or his estate:

                  (1)      an amount  equal to one year's base  salary  reduced by any  amounts  received  from any life or disability insurance provided by us; and

         (2)      if the  executive is entitled to receive a bonus  payment under the  management  incentive  plan, a bonus payment prorated to reflect any partial year of employment.

                In the event an executive  terminates his employment for good reason or we terminate his employment without cause, we will pay him:

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

Separation Agreements with Mr. Jones and Mr. Farley

              The Company entered into a severance agreement with Mr. Jones on November 26, 2002, who resigned on October
24, 2002 (the "Separation Date").  Under the terms of this severance agreement, we agreed to provide to Mr. Jones severance benefits, including:

(1)             his salary for a period of 18 months after the Separation Date;

(2)             an award, if any, to him under our Management Incentive Plan for the performance period in which
                 the        Separation Date occurred, subject to a pro rata reduction for the period following the
                 Separation Date;

(3)             an extension of his ability to exercise vested options beyond the period provided for in our 2000 Equity
                 Incentive Plan;

(4)             an aggregate of $10,000 for reasonable attorneys' fees, costs and expenses;

(5)             up to $25,000 for reasonable outplacement services until he obtains other employment;

(6)             continuing his participation and that of his eligible dependents in our medical and dental plans for 18 months following the Separation Date, if he was enrolled as of the Separation Date, at a level of coverage no less favorable than that offered to our other executives; and

(7)             waiving our exercise of the call right of any securities held by him on the Separation Date.

               Mr. Jones also agreed to standard confidentiality, nonsolicitation, nondisparagement and release provisions.

               The separation agreement with Mr. Farley has not been completed.  The severance agreement to be provided to
Mr. Farley is expected to be substantially comparable to his Employment Agreement described previously.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Following  the  recapitalization  on  October 4,  2000,  United  States  Can had one  class of  issued  and outstanding  common stock,  and U.S. Can Corporation  owned all of it. On December 20, 2002,  U.S. Can Corporation  amended its  certificate  of  incorporation  to (i) effect a reverse stock split which,  upon filing with the Secretary of State of the State of Delaware,  reclassified  and converted  each  preexisting  share of common stock and Series A preferred  stock into 1/1000th of a share of common and preferred stock,  respectively,  and (ii) a corresponding reduction in the number of its  authorized  shares of common  stock  from  100,000,000  shares to 100,000  shares and in the number of its  authorized shares of preferred stock from  200,000,000  shares to 200,000 shares.  The reverse stock split did not affect the relative percentages of ownership for any shareholders.

                The following table sets forth certain  information with respect to the ownership of U.S. Can Corporation's common  stock as of March 15,  2003.  As of March 15,  2003,  U.S.  Can  Corporation  had  53,333.333  shares of issued and outstanding common stock.

                U.S. Can  Corporation's  preferred stock,  which has no voting rights other than those provided by Delaware law, is owned by Berkshire  Partners and its  co-investors,  Salomon Smith Barney and  affiliates of Francisco  Soler.  See
"Certain Relationships and Related Party Transactions--Preferred Stock."

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

                The following table describes the beneficial ownership,  after giving effect to the reverse stock split, of each  class of issued  and  outstanding  common  stock of U.S.  Can  Corporation  by each of our  directors  and  executive officers,  our  directors  and  executive  officers  as a group and each person who  beneficially  owns more than 5% of the outstanding  shares of  common  stock of U.S.  Can  Corporation  as of March 15,  2003.  As used in the  table,  beneficial ownership has the meaning set forth in Rule 13d-3(d)(1) of the Exchange Act.

                           Beneficial Owner                                Number of Shares       Percent Ownership
                           ----------------                                ----------------       -----------------

Berkshire Partners LLC (1)............................................               41,229.278           77.30%
Paul W. Jones (2) ....................................................                1,961.628           3.68
John L. Workman (2) ..................................................                1,028.294           1.93
Roger B. Farley.......................................................                  533.333           1.00
Thomas A. Scrimo (3)..................................................                  303.873              *
James J. Poehling (4).................................................                   10.000              *
Francois Vissers (4)..................................................                    5.000              *
Carl Ferenbach (5)....................................................               41,229.278          77.30
Richard K. Lubin (5)..................................................               41,229.278          77.30
Philip R. Mengel......................................................                       --              *
Francisco A. Soler (6)................................................                  951.485           1.78
Louis B. Susman (7)...................................................                2,613.332           4.90
All officers and directors as a group (17 persons) (8)................               46,812.745          87.77

-----------

*        Less than 1%

(1)      Includes  25,847.737  shares of common stock held by Berkshire  Fund V Limited  Partnership;  2,584.771  shares of common stock held by Berkshire  Investors LLC; and 12,796.770 shares of common stock held by Berkshire Fund
                V Coinvestment Fund, Limited Partnership.  The address of Berkshire Partners LLC is One Boston Place, Suite
                3300, Boston, Massachusetts 02108.

(2)      Includes 28.294 shares subject to currently exercisable options.

(3)                                Includes 90.540 shares subject to currently exercisable options.

(4)                                Number of shares represents currently exercisable options.

(5)      Mr. Ferenbach and Mr. Lubin are Managing Directors of Berkshire Partners LLC.

(6)      Mr. Soler  beneficially  owns 951.485 shares of U.S. Can Corporation  common stock as a result of his relationship to (i) Windsor International  Corporation, a company of which Mr. Soler is a director and executive officer and which is the record  holder of 424.460  shares,  (ii) Atlas  World  Carriers  S.A.,  a company of which
                Mr. Soler is a director and executive  officer and which is the record holder of 250.172 shares,  (iii) The
                World  Financial  Corporation  S.A., a company of which  Mr. Soler is a director and executive  officer and which is the record holder of 250.172 shares, and  (iv) Scarsdale  Company  N.V., Inc.,  a company of which
                Mr. Soler is an executive officer and which is the record holder of 26.681 shares.

(7)              Mr. Susman is the Vice Chairman of Investment  Banking and Managing  Director of Salomon Smith Barney Inc.
                 Salomon Smith Barney owns 2,613.332 shares of common stock.

(8)      Includes 271.983 shares subject to currently exercisable options.

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

                The second  amendment to the Senior Secured Credit Facility  includes an additional  Tranche C term loan of
$25.0 million.  Under certain  circumstances,  the Company's majority shareholder may be required to cash collateralize and ultimately  repurchase  the new term loan  facility.  The Company  borrowed  $20.0  million under the Tranche C facility on
December 18, 2001. In  consideration  for  Berkshire's  agreement to purchase a  participation  in the Tranche C term loan, the Company has agreed to accrue for and pay to  Berkshire  an annual fee of 2.75% of the amount of the Tranche C term loan then outstanding,  which initially is $550,000.  This fee is payable in advance,  is non-refundable  and may not be paid in cash (without the requisite senior lenders' consent) so long as the Company's  current senior bank debt is outstanding.  If
Berkshire  were required to purchase a Tranche C term loan  participation  in the future,  the Company would be required to pay Berkshire the amount of such Tranche C term loan, plus accrued  interest,  to the extent of Berkshire's  participation.
The Company  also agreed to  reimburse  Berkshire's  out-of-pocket  costs and  expenses  incurred  in  connection  with the purchase agreement and the second amendment to the credit agreement.

Relationship with Salomon Smith Barney

                Salomon  Smith  Barney  currently  beneficially  owns  4.62% of the  Company's  common  stock and  provides investment  banking and  financial  advisory  services.  Salomon Smith Barney was paid  $2.0 million  in fees for financial advisory services provided in connection with the  recapitalization.  Mr. Susman is Vice Chairman of Investment Banking and
Managing  Director of Salomon  Smith  Barney Inc.  The Company did not make any payments to Salomon Smith Barney in 2001 or
2002 and has not agreed to make any payments to it in 2003.

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

         o        The stockholders  have agreed to elect directors of U.S. Can Corporation such that the Board of Directors will consist of two  designees of Berkshire  and its  affiliates  so long as the  Berkshire  stockholders maintain  ownership of at least 25% of the U.S. Can Corporation common stock, two designees of management stockholders,  Louis Susman, Ricardo Poma, Francisco Soler (or another designee of the Scarsdale Group if
                  Francisco  Soler and Ricardo Poma both no longer serve on the Board of Directors so long as the Scarsdale
                  Group  owns at least  5% of the U.S.  Can  Corporation  common  stock)  and up to two  other  independent directors  acceptable to the other  directors.  Mr. Poma  resigned from  membership on the Board in April
                  2001 and chose not to designate a replacement.

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

Preferred Stock

                As part of the recapitilization  transactions,  U.S. Can Corporation issued and sold in a private placement shares of preferred  stock having an aggregate  value of  $106.7 million  to Berkshire  Partners and its affiliates and the rollover  stockholders.  The principal terms of the preferred stock are summarized  below.  This summary,  however,  is not complete  and is  qualified  in its entirety by reference  to the  provisions  of U.S.  Can  Corporation's  certificate  of incorporation, as in effect at the time of the closing of the transactions.

                Dividends.  Dividends  accrue on the preferred stock at an annual rate of 10%, are cumulative from the date of issuance and compounded quarterly,  on March 31,  June 30,  September 30 and December 31 of each year and are payable in cash when and as declared by our Board of Directors,  so long as sufficient cash is available to make the dividend  payment and has been obtained in a manner permitted under the terms of our senior secured credit facility and the indenture.

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

                No holder of preferred  stock,  however,  may require U.S. Can Corporation to redeem the preferred stock if doing so would cause the bankruptcy of U.S. Can  Corporation or United States Can Company or a breach of the indenture.  In addition,  if proceeds from public offerings of U.S. Can  Corporation's  stock are insufficient to redeem all of the shares of the  preferred  stock that the holders wish to be redeemed,  U.S. Can  Corporation  is required to redeem the  remaining shares at a price  equal to its  liquidation  preference,  366 days  after  the tenth  anniversary  of the  closing  of the transactions  or the  payment in full of the notes and the debt  outstanding  under the  senior  secured  credit  facility, whichever is earlier.

                U.S. Can Corporation's  certificate of incorporation expressly states that any redemption rights of holders of preferred  stock shall be  subordinate  or otherwise  subject to prior  rights of the lenders  under our senior  secured credit facility and the holders of the exchange notes.

                Upon a change of control of U.S. Can  Corporation  (as defined in the  indenture),  the shares of preferred stock may be  redeemed  at the option of either the  holders or U.S.  Can  Corporation,  subject to the terms of our senior secured credit  facility and after the holders of the notes have been made and completed the requisite  offer to repurchase following a change of control under the indenture.

                The senior secured credit facility  prohibits our ability to redeem the preferred  stock, and the indenture restricts U.S. Can Corporation's ability to obtain funds that may be necessary to redeem the preferred stock.

                                                          PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, under the supervision and with the participation of the Chief Executive
Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934.  Based on and as
of the time of such evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial
Officer, concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.  There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the time of such evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(i)             Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on October 25, 2002 reporting that on October 24, 2002,  Paul Jones had resigned as Chief  Executive  Officer and Chairman of the Board of the Company and from all other  management and board positions with the Company and its subsidiaries.

(j)              See Item 15 (a) (3) above.

         (d)     See Item 15 (a) (2) above.

                                                        SIGNATURES

                Pursuant  to the  requirements  of  Section  13 or 15  (d) of the  Securities  Exchange  Act of  1934,  the
registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto duly  authorized on March
26, 2003.

                                                                      U.S. CAN CORPORATION

                                                                      By:                  /s/ Sandra K. Vollman
                                                                         -------------------------------------------------

                                                                                      Sandra K. Vollman
                                                                      Senior Vice President and Chief Financial Officer
                                                                                (Principal Financial Officer)

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

Signature                                                    Title
---------                                                    -----

                            /s/ Carl Ferenbach               Director and Chairman of the Board
-----------------------------------------------------
                   Carl Ferenbach

                           /s/ John L. Workman               Director and Chief Executive Officer
-----------------------------------------------------
                   John L. Workman

                           /s/ Sandra K. Vollman             Senior Vice President and Chief Financial Officer
-----------------------------------------------------
                  Sandra K. Vollman

                           /s/ Richard K. Lubin              Director
-----------------------------------------------------
                  Richard K. Lubin

                           /s/ Philip R. Mengel              Director
-----------------------------------------------------
                  Philip R. Mengel

               /s/ Francisco A. Soler                        Director
-----------------------------------------------------
                 Francisco A. Soler

                 /s/ Louis B. Susman                         Director
-----------------------------------------------------
                   Louis B. Susman

Dated:  March 26, 2003

                                                      CERTIFICATIONS

         Chief Executive Officer Certification
         -------------------------------------

         I, John L. Workman, certify that:

1.              I have reviewed this annual report on Form 10-K of U.S. Can Corporation;

2.              Based on my knowledge,  this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the  statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

3.              Based on my knowledge,  the financial  statements,  and other financial information included in this annual report,  fairly  present in all material  respects the financials  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.              The  registrant's  other  certifying  officers  and I are  responsible  for  establishing  and  maintaining disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)              evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.              The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 26, 2003

        /s/ John L. Workman
        -------------------

         John L. Workman
         Chief Executive Officer

         Chief Financial Officer Certification
         -------------------------------------

         I, Sandra K. Vollman, certify that:

1.               I have reviewed this annual report on Form 10-K of U.S. Can Corporation;

2.              Based on my knowledge,  this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the  statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

3.              Based on my knowledge,  the financial  statements,  and other financial information included in this annual report,  fairly  present in all material  respects the financials  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.              The  registrant's  other  certifying  officers  and I are  responsible  for  establishing  and  maintaining disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.              designed such disclosure controls and procedures to ensure that material information relating to the
                      Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.              The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 26, 2003

         /s/ Sandra K. Vollman
         ----------------------

         Sandra K. Vollman
         Senior Vice President and
         Chief Financial Officer

ITEM 21. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)             The following exhibits are either filed with this registration statement or incorporated by reference:

Exhibit
Number                                          ................Exhibit Description

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

Exhibit
Number                                          ................Exhibit Description

10.11    Lease Agreement  between May  Grundbesitz  GmbH & Co. KG and May  Verpackungen  GmbH & Co. KG (Exhibit 10.1 to the
         quarterly report on Form 10-Q for the quarter ended July 2, 2000, filed on August 15, 2000).(1)
10.12    Amendment No. 3 to the Lease Agreement,  dated 1/1/76, as amended,  relating to the Weirton,  WV property (Exhibit
         10.55 to the annual report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 26, 1996).(1)
10.13    Employment  Agreement  dated October 4, 2000 by and among John L. Workman,  United States Can Company and U.S. Can
         Corporation (Exhibit 10.14 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.14    Lease Agreement dated June 15, 2000, related to Atlanta,  GA plastics facility (Exhibit 10.15 to the annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)
10.15    Employment  Agreement  dated October 4, 2000 by and among Roger B. Farley,  United States Can Company and U.S. Can
         Corporation (Exhibit 10.16 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.16    Employment  Agreement dated October 4, 2000 by and among Thomas A. Scrimo,  United States Can Company and U.S. Can
         Corporation (Exhibit 10.18 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.17    U.S. Can Corporation  Executive  Deferred  Compensation  Plan (Exhibit 10.30 to the annual report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).(1)*
10.18    Amendment No. 1 to the U.S. Can Corporation  Executive  Deferred  Compensation  Plan,  dated as of October 4, 2000
         (Exhibit 10.23 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.19    U.S. Can  Corporation  2000 Equity  Incentive Plan (Exhibit 10.24 to the  registration  statement on Form S-4 (No.
         333-53276), filed January 5,2001).(1)*
10.20    United States Can Company  Executive  Severance  Plan,  dated as of October 13, 1999 (Exhibit  10.34 to the annual report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).(1)*
10.21  U.S.  Can  Corporation  Stockholders  Agreement,  dated as of  October 4, 2000  (Exhibit  10.26 to the  registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.22  Berkshire  Fee Letter  dated  December  18,  2001  (Exhibit  10.27 to the annual  report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)
10.23 Second  Amendment  to Credit  Agreement  dated  December 18, 2001  (Exhibit  10.28 to the annual  report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)
10.24 Sale  Agreement of the Scotts Road,  Southall,  United  Kingdom  factory  premises  dated  December 18, 2001 (Exhibit
         10.29 to the annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)
 10.25  Compromise  Agreement  and General  Release  between the  Company and David R. Ford dated June 30,  2002.  (Exhibit
         10(a) to the  quarterly  report on Form 10-Q,  for the quarter  ended  September  29, 2002,  filed on November 12,
         2002).(1)*
10.26           Compromise  Agreement  and General  Release  between the Company an J. Michael Kirk dated  October 16, 2002
         (Exhibit 10(b) to the quarterly  report on Form 10-Q, for the quarter ended September 29, 2002,  filed on November
         12, 2002).(1)*
10.27           Separation  Agreement  and General  Release  between the Company and Paul W. Jones dated  November 26, 2002
         (filed herewith).*
10.28           Amendment No. 1 to the U.S. Can  Corporation  Nonqualified  Supplemental  401(k),  dated as of February 25,
         2002 (filed herewith).
99.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
99.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

21       Subsidiaries of the Registrant (filed herewith).
22          Power of Attorney (included as part of the Signature Pages).
                                                ................
--------------------------------------------------------------------------------
(1) Incorporated by reference.
(b) Other financial  statement  schedules are omitted because the information called for is not required or is shown either in the financial statements or the accompanying notes.
 * Indicates a management contract or compensatory plan or arrangement.