Form 10-Q
period 2003-03-30
US CAN CORP
filed 2003-05-09
CIK 895726

===================================================================================================================

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                        THE SECURITIES EXCHANGE ACT OF 1934
                                   For the Quarterly Period Ended March 30, 2003

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

                                                       Yes |X| No |_|

         Indicate by check mark whether the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the
Exchange Act).

                                                       Yes |_| No |X|

         As of April 30, 2003, 53,333.333 shares of Common Stock were outstanding.

===================================================================================================================

                                       U.S. CAN CORPORATION AND SUBSIDIARIES

                                                     FORM 10-Q

                                   FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

                                                 TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the Quarterly Periods Ended
                 March 30, 2003 and March 31, 2002................................................................     3

                 Consolidated Balance Sheets as of March 30, 2003 and December 31, 2002...........................     4

                 Consolidated Statements of Cash Flows for the Quarterly Periods Ended
                 March 30, 2003 and March 31, 2002................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    22

Item 6.          Exhibits and Reports on Form 8-K.................................................................    22

                                     INCLUSION OF FORWARD-LOOKING INFORMATION

         Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws. Such statements involve known and unknown risks and uncertainties which may cause the
Company's actual results, performance or achievements to be materially different than any future results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include our substantial debt and ability to generate sufficient cash flows to service our debt; the timing and cost of plant closures; the level of cost reduction achieved through restructuring and capital expenditure programs; the success of new technology; changes in market conditions or product demand; loss of important customers or volume; downward selling price movements; changes in raw material costs; and currency and interest rate fluctuations. In light of these and other risks and uncertainties as described under "Risk Factors" in the Company's Annual Report on From 10-K for the fiscal year ended December 31, 2002 and filed with the Securities and Exchange Commission in March 2003, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (000's OMITTED)

                                                                             For the Quarterly Period Ended
                                                                    -------------------------------------------------
                                                                        March 30, 2003           March 31, 2002
                                                                    -----------------------  ------------------------
                                                                                      (Unaudited)
Net Sales                                                                 $    198,890             $    186,038

Cost of Sales                                                                  177,546                  167,070
                                                                          -------------            ------------

     Gross income                                                               21,344                   18,968

Selling, General and Administrative Expenses                                     9,676                    9,331

Special Charges                                                                  1,030                       -
                                                                          -------------            -----------

     Operating income                                                           10,638                    9,637

Interest Expense                                                                14,102                   13,743
                                                                          -------------            ------------

     Loss before income taxes                                                   (3,464)                  (4,106)

Provision (benefit) for Income Taxes                                               573                   (1,724)
                                                                          ------------             ------------

Net Loss Before Cumulative Effect of
   Accounting Change                                                            (4,037)                  (2,382)

Cumulative Effect of Accounting Change, net of income taxes                          -                  (18,302)
                                                                          ------------             ------------

Net Loss Before Preferred Stock Dividends                                       (4,037)                 (20,684)

Preferred Stock Dividend Requirement                                            (3,246)                  (2,974)
                                                                          ------------             ------------

Net Loss Attributable to Common Stockholders                              $     (7,283)            $    (23,658)
                                                                          ============             ============

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                      (000's OMITTED, except per share data)

                                                                                   March 30,        December 31,
                                    ASSETS                                           2003               2002
                                                                                ----------------  -----------------
CURRENT ASSETS:                                                                            (Unaudited)
      Cash and cash equivalents                                                   $       7,025     $       11,790
      Accounts receivable, net of allowances                                            101,493             89,986
      Inventories                                                                       107,694            105,635
      Deferred income taxes                                                               7,736              7,730
      Other current assets                                                               10,041             14,466
                                                                                ----------------  -----------------
          Total current assets                                                          233,989            229,607

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                         238,192            241,674

GOODWILL                                                                                 27,384             27,384

DEFERRED INCOME TAXES                                                                    28,714             29,340

OTHER NON-CURRENT ASSETS                                                                 51,358             50,821
                                                                                ----------------  -----------------
          Total assets                                                            $     579,637     $      578,826
                                                                                ================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations          $      41,554     $       26,153
      Accounts payable                                                                  100,525             94,537
      Accrued expenses                                                                   54,902             51,446
      Restructuring reserves                                                              8,469             11,990
      Income taxes payable                                                                  869                958
                                                                                ----------------  -----------------
          Total current liabilities                                                     206,319            185,084

LONG TERM DEBT                                                                          504,292            523,529

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS                                                                         73,851             74,574

OTHER LONG-TERM LIABILITIES                                                               6,597              6,352
                                                                                ----------------  -----------------

          Total liabilities                                                             791,059            789,539

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized,
   106,667 shares issued & outstanding                                                  136,379            133,133

STOCKHOLDERS' EQUITY:
      Common stock, $10.00 par value, 100,000 shares authorized,
        53,333 shares issued & outstanding                                                  533                533
      Additional paid in capital                                                         52,800             52,800
      Accumulated other comprehensive loss                                              (47,748)           (51,076)
      Accumulated deficit                                                              (353,386)          (346,103)
                                                                                ----------------  -----------------
          Total stockholders' equity / (deficit)                                       (347,801)          (343,846)
                                                                                ----------------  -----------------
              Total liabilities and stockholders' equity                          $     579,637     $      578,826
                                                                                ================  =================

                          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (000's OMITTED)

                                                                                        For the Quarterly Period Ended
                                                                                      March 30, 2003      March 31, 2002
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net loss before preferred stock dividend requirements                                $        (4,037)    $       (20,684)
  Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                                              9,087               8,806
      Special Charges                                                                            1,030                   -
      Cumulative effect of accounting change, net of tax                                             -              18,302
      Deferred income taxes                                                                        719                (777)
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable                                                                      (10,753)             (3,368)
      Inventories                                                                               (1,044)               (385)
      Accounts payable                                                                           5,092               3,514
      Accrued expenses                                                                             (32)             (1,994)
      Other, net                                                                                (1,611)             (4,061)
                                                                                     ------------------  ------------------
          Net cash used for operating activities                                                (1,549)               (647)
                                                                                     ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                          (3,755)             (4,849)
  Proceeds from sale of property                                                                 5,186                 406
                                                                                     ------------------  ------------------
                                                                                     ------------------  ------------------
          Net cash provided by (used for) investing activities                                   1,431              (4,443)
                                                                                     ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving lines of credit                                                   200               8,900
  Payments of other long-term debt, including capital lease obligations                         (5,492)             (1,839)
  Borrowings of other debt                                                                       1,048               8,201
                                                                                     ------------------  ------------------
      Net cash provided by (used for) financing activities                                      (4,244)             15,262
                                                                                     ------------------  ------------------
                                                                                     ------------------  ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (403)                299
                                                                                     ------------------  ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (4,765)             10,471
CASH AND CASH EQUIVALENTS, beginning of period                                                  11,790              14,743
                                                                                     ------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period                                               $         7,025     $        25,214
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

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  MARCH 30, 2003
                                                    (Unaudited)

(1) PRINCIPLES OF REPORTING

         The consolidated  financial  statements include the accounts of U.S. Can Corporation (the "Corporation" or
"U.S.  Can"),  its wholly owned  subsidiary,  United States Can Company  ("United  States Can"),  and United States
Can's  subsidiaries  (the  "Subsidiaries").  All  significant  intercompany  balances  and  transactions  have been eliminated.  These financial  statements,  in the opinion of management,  include all normal recurring  adjustments necessary for a fair  presentation.  Operating  results for any interim  period are not  necessarily  indicative of results that may be expected for the full year.  These  financial  statements  should be read in  conjunction  with the previously filed financial  statements and footnotes  included in the Corporation's  Annual Report on Form 10-K for the year ended December 31, 2002.

         Certain prior year amounts have been  reclassified  to conform with the 2003  presentation.  Additionally, first quarter 2002 results were restated  related to the  Company's  adoption of Statement of Financial  Accounting
Standards  (SFAS) No. 142 "Goodwill and Other Intangible  Assets" on January 1, 2002. Under the standard,  goodwill and  "indefinite-lived"  intangibles are no longer  amortized,  but are tested annually for impairment.  During the fourth  quarter of 2002,  the Company  determined  the amount of its  goodwill  impairment  and  recorded a pre-tax goodwill  impairment  charge of $39.1 million  ($18.3  million,  net of tax)  effective as of January 1, 2002.  The charge has been presented as a cumulative effect of a change in accounting principle.

          NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 145  "Rescission of FASB  Statements  No. 4, 44, and 46,  Amendment of FASB Statement No. 13, and
Technical  Corrections"  was issued in April 2002 and is effective for fiscal years  beginning  after May 15, 2002.
This statement  eliminates the current  requirement that gains and losses on  extinguishment  of debt be classified as extraordinary  items in the statement of operations.  Instead,  the statement  requires that gains and losses on extinguishment  of debt be evaluated  against the criteria in APB Opinion 30 to determine whether or not such gains or losses  should be  classified as an  extraordinary  item.  The statement  also  contains  other  corrections  to authoritative  accounting  literature  in SFAS 4, 44 and 46. In  accordance  with the  pronouncement,  the  Company adopted the standard on January 1, 2003.  There was no impact to the  financial  position and results of operations of the Company as a result of the adoption.

         The FASB issued SFAS No. 146 "Accounting for Costs  Associated With Exit or Disposal  Activities," in July
2002.  SFAS  No.  146  requires  that a  liability  for a cost  associated  with an exit or  disposal  activity  be recognized  when the  liability is incurred.  SFAS No. 146  supercedes  the guidance of Emerging  Issues Task Force
("EITF") Issue No. 94-3 "Liability  Recognition for Certain Employee  Termination  Benefits and Other Costs to Exit
an Activity,"  which required that  liabilities for exit costs be recognized at the date of an entity's  commitment to an exit plan.  SFAS No. 146 is effective for exit or disposal  activities  that are initiated after December 31,
2002.  As  discussed  in Note 3, the  Company  recorded  a  restructuring  charge in the first  quarter  of 2003 in accordance with the provisions of SFAS No. 146.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid  interest of  approximately  $3.3  million and $10.3  million for the  quarterly  periods ended March 30,  2003 and March 31,  2002,  respectively.  The Company  paid $0.3  million in income  taxes for the quarterly period ended March 30, 2003 and $0.4 million for the quarterly period ended March 31, 2002.

(3) SPECIAL CHARGES

2003
----

         During the first quarter of 2003, the Company  recorded a restructuring  charge of $1.0 million related to position  elimination  costs  in the  U.S.  and  Europe.  The  position  eliminations  consisted  of 16  employees, including two management level employees and an early  termination  program in one European  facility.  The Company recorded the charge in accordance  with Statement of Financial  Accounting  Standards  (SFAS) No. 146,  "Accounting
for Costs  Associated  With Exit or  Disposal  Activities."  SFAS No.  146  requires  that a  liability  for a cost associated  with an exit or disposal  activity be  recognized  when the  liability  is incurred  rather than at the commitment  date.  The adoption of SFAS No. 146 did not have a material  effect on the timing of the special charge recorded  in the first  quarter  of 2003.  Total  cash  payments  in the first  quarter  of 2003 were $4.4  million
(primarily  severance  and facility  shut down costs) and the Company  anticipates  spending  another $12.3 million over the next several years. The remaining reserve consists  primarily of employee  termination  benefits paid over time  for  approximately  33  salaried  and 51  hourly  employees  (approximately  600  positions  were  originally identified for elimination) and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of March 30, 2003:

                                     January 1,        Net Additions     Cash Payments          March 30,
                                    2003 Balance                                               2003 Balance
                                   ----------------    --------------   ----------------    ------------------
                                   ----------------    --------------   ----------------    ------------------
        Employee Separation                  $9.2                $1.0            $(2.6)               $7.6
        Facility Closing Costs                6.5                 -               (1.8)                4.7
                                   ----------------    --------------   ----------------    ------------------
                                   ----------------    --------------   ----------------    ------------------
        Total                               $15.7                $1.0            $(4.4)              $12.3 (a)
                                   ================    ==============   ================    ==================
                                   ================    ==============   ================    ==================

(a)      Includes $3.8 million classified as other long-term liabilities as of March 30, 2003.

2002
----

         During 2002,  restructuring  programs  resulted in the closure of the Southall U.K.  integrated plant, the
Burns  Harbor  lithography  facility,  one Custom & Specialty  plant,  and the Burns  Harbor,  Indiana  lithography facility.  During the first  quarter of 2002,  the Company  completed  the closure of two  plastics  facilities  in
Georgia  and  consolidated  production  to a new  facility in Atlanta,  Georgia.  Total cash  payments in the first quarter of 2002 were $3.2  million and the Company  anticipated  spending  another  $30.0  million of such costs in
2002 and beyond.

                           January 1, 2002          Net              Cash                               March 31,
                               Balance           Additions         Payments         Other(b)           2002 Balance
                           -----------------    -------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    -------------    --------------------
Employee Separation                 $21.2               $ -             $(2.6)           $(0.3)              $18.3
Facility Closing Costs               10.7                 -              (0.6)             1.6                11.7
                           -----------------    -------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    -------------    --------------------
Total                               $31.9               $ -             $(3.2)            $1.3               $30.0 (a)
                           =================    =============    =============    =============    ====================

(a)      Includes $6.0 million classified as other long-term liabilities as of March 31, 2002.
(b)      Non-cash foreign currency translation impact and the reversal of $1.5 million of asset write-offs previously expensed in the 2001 restructuring.

(4) INVENTORIES

         All domestic  inventories  are stated at cost determined by the last-in,  first-out  ("LIFO") cost method, not in excess of market.  Subsidiaries'  inventories  of  approximately  $52.8  million at March 30, 2003 and $48.1 million at December 31, 2002 are stated at cost  determined by the first-in,  first-out  ("FIFO") cost method,  not in  excess  of  market.  FIFO cost of LIFO  inventories  approximated  their  LIFO  value at March 30,  2003 and at
December 31, 2002.

         Inventories reported in the accompanying balance sheets are classified as follows (000's omitted):

                                                                                          March 30,        December 31,
                                                                                            2003               2002
                                                                                    -----------------   ----------------
         Raw materials........................................................      $          24,064    $        23,492
         Work in process......................................................                 44,824             46,435
         Finished goods.......................................................                 38,806             35,708
                                                                                    -----------------    ---------------
                                                                                    $         107,694    $       105,635
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

         The following is a summary of revenues from external  customers and income (loss) from  operations for the quarterly periods ended March 30, 2003 and March 31, 2002, respectively (000's omitted):

                                                                                          March 30,        March 31,
                                                                                            2003              2002
                                                                                       -------------    ---------------
         REVENUES FROM EXTERNAL CUSTOMERS:
            Aerosol................................................................    $      88,778    $        86,464
            International..........................................................           63,065             54,504
            Paint, Plastic & General Line..........................................           31,245             28,911
            Custom & Specialty.....................................................           15,802             16,159
                                                                                       -------------    ---------------
            Total revenues.........................................................    $     198,890    $       186,038
                                                                                       =============    ===============

         INCOME (LOSS) FROM OPERATIONS:
            Aerosol................................................................    $      14,008    $        12,687
            International..........................................................             (829)              (216)
            Paint, Plastic & General Line..........................................            4,185              2,276
            Custom & Specialty.....................................................              551                629
                                                                                       -------------    ---------------
            Total Segment Income From Operations...................................           17,915             15,376
            Corporate Expenses.....................................................           (7,277)            (5,739)
            Interest Expense.......................................................          (14,102)           (13,743)
                                                                                       -------------    ---------------
            Loss before income taxes...............................................    $      (3,464)   $        (4,106)
                                                                                       =============    ===============

(6) COMPREHENSIVE NET INCOME (LOSS)

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                         March 30,        December 31,
                                                                                            2003              2002
                                                                                        -------------   ---------------
         Foreign Currency Translation Adjustment ...................................        $(23,117)          $(25,044)
         Minimum Pension Liability Adjustment.......................................         (21,975)           (22,346)
         Unrealized Loss on Cash Flow Hedges........................................          (2,656)            (3,686)
                                                                                        ------------     --------------
         Total Accumulated Other Comprehensive Loss.................................         $(47,748)         $(51,076)
                                                                                        =============    ==============

         The  components of  comprehensive  loss for the quarterly  periods ended March 30, 2003 and March 31, 2002 are as follows (000's omitted):
                                                                                              Three Months Ended
                                                                                        -------------------------------
                                                                                            March 30,         March 31,
                                                                                              2003             2002
                                                                                        -------------     -------------

         Net Loss Before Preferred Stock Dividends..................................    $      (4,037)    $     (20,684)
         Foreign Currency Translation Adjustment....................................            2,298           (12,584)
         Unrealized Gain (Loss) on Cash Flow Hedges (a).............................            1,030             1,290
                                                                                        -------------     -------------
         Comprehensive Loss.........................................................    $        (709)    $     (31,978)
                                                                                        =============     =============

(a)       Net of  reclassification  of losses  included in net loss of $1.6  million and $1.2 million for the first quarter of 2003 and 2002, respectively.

(7) STOCK-BASED COMPENSATION

         The Company  periodically  issues  stock  options  under the U.S.  Can 2000  Equity  Incentive  Plan.  The
Company  continues  to use the  intrinsic  fair value  method  under APB  Opinion  No. 25 to account  for the plan;
therefore, no compensation costs are recognized in the Company's financial statements for options granted.

         During the first  quarter of 2003 and 2002,  the Company did not issue any stock  options.  In  accordance with SFAS No. 148, the  following  table  presents (in  thousands)  what the Company's net loss would have been had the Company determined compensation costs using the fair value-based accounting method.

                               Actual       Pro-forma Q1      Actual          Pro-forma
                              Q1 2003           2003          Q1 2002          Q1 2002

                          ------------------------------------------------ ----------------

Stock-Based Compensation                    $
                          $                 20)           $                $
Cost, net of tax          -                (              -                (38)

                           $      (7,283)   $     (7,303)  $     (23,658)   $
Net Loss                                                                   (23,696)

(8) DEBT OBLIGATIONS

         The  Senior  Secured  Credit  Facility  and the  Notes  contain  a number  of  financial  and  restrictive covenants.  Under our Senior  Secured Credit  Facility,  the Company is required to meet certain  financial  tests, including  achievement  of a minimum  EBITDA  level,  a minimum  interest  coverage  ratio,  a minimum fixed charge coverage  ratio and a maximum  leverage  ratio.  The  restrictive  covenants  limit the Company's  ability to incur debt, pay dividends or make  distributions,  sell assets or consolidate or merge with other companies.  The Company was in  compliance  with all of the  required  financial  ratios  and other  covenants  under both  facilities,  as amended,  at March 30, 2003 and anticipates  being in compliance in the remaining three quarters of 2003.  However, the  minimum  EBITDA  covenant  increases  significantly  in the  second  and  third  quarters  of  2003.  Although management  believes that it will be in compliance  with these and other  covenants under the Senior Secured Credit
Facility,  factors beyond our control,  such as sudden downturns in the demand for our products or significant cost increases  that we cannot  quickly  pass through to customers  or offset  through  cost  reductions,  may cause our earnings  levels to not  achieve  those  forecasted.  If we believe  that we would be unable to achieve our minimum
EBITDA or other  financial  covenants,  we would  expect to  negotiate  with the lenders an amendment to our Senior
Secured Credit  Facility.  We cannot be assured  however,  that the lenders would agree to an amendment if one were required.  Without  such an amendment or a waiver,  we would be in default on almost all of our  borrowings,  which would have severe  consequences  to the Company  regarding  its  sources of  liquidity  and its ability to continue operations.

         May  Verpackungen  ("May") has various bank facilities  originating  under loan  agreements  dated between
1996 and 1999.  These  agreements  provided for up to ten-year terms with floating  interest rates, and among other things,  included  provisions  for the  banks (i) to  terminate  the  credit  lines  upon  giving  notice  and (ii)
rightfully  demand  security for the credit lines,  have a negative  pledge from May not to grant security  without the bank's  approval and the  requirement  that any bank lending to May be treated on terms no less  favorable than any other bank's borrowings to May.

         During  April 2003, a formal  demand for  security was made and on April 30, 2003,  May granted two of its banks a collateral  interest in its inventory and accounts  receivable in exchange for their agreement to allow the continuation  of  facilities  (which have been fully drawn) in the amount of(euro)11.8  million  through June 30, 2003.
In addition,  United  States Can Company  made a payment of(euro)1.5 million on May 7, 2003 in partial  payment of term loans for which one of May's  lenders  demanded  early payment in accordance  with terms of the  borrowings.  These loans  are  guaranteed  by U.S.  Can.  In  addition,  maturity  of the(euro)1.0  million  remaining  term loan has been accelerated  to June 30, 2003. May has initiated  discussions  with several banks to secure a new facility prior to
June 30, 2003 that would meet the seasonal  borrowing  needs of May.  This  facility is expected to be in an amount comparable  to  historical  credit  lines and secured in the same manner as the  existing  borrowings.  Discussions with our  banks are in the early  stages;  however,  management  believes  that it will be able to secure  adequate financing to meet May's working  capital  needs.  If May is unable to secure  adequate  financing,  the Company may seek to provide financing from other sources available to the Company,  including  currently  existing or new lines of credit in the United  States and Europe.  If May  defaults on  payments of debt under its  borrowing  agreements and the Company is unable to secure additional  financing,  the default could have a material adverse effect on the financial  position of the Company.  There can be no assurance  that the existing  banks will extend or replace the current  facilities,  that new banks will extend the required  level of credit or that funds will be available from other sources to finance May's requirements.

(9) COMMITMENTS AND CONTINGENCIES

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

(10) SUBSIDIARY GUARANTOR INFORMATION

         The following  presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent
Guarantor"),  United  States Can  Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary
Guarantor"),   and  the  Issuer's  European   subsidiaries,   including  May  Verpackungen   GmbH &  Co.,  KG  (the
"Non-Guarantor  Subsidiaries"),  as of March 30, 2003 and  December  31, 2002 and for the  quarterly  period  ended
March 30, 2003 and March 31, 2002.  Investments  in  subsidiaries  are accounted for by the Parent  Guarantor,  the
Issuer  and the  Subsidiary  Guarantor  under the equity  method for  purposes  of the  supplemental  consolidating presentation.  Earnings of  subsidiaries  are,  therefore,  reflected  in their  parent's  investment  accounts and earnings.  This  consolidating  information  reflects the  guarantors  and  non-guarantors  of the Issuer's 12 3/8%
senior subordinated notes due 2010.

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

                                       U.S. CAN CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   For the Quarterly Period Ended MARCH 30, 2003
                                                    (unaudited)
                                                  (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 135,825        $      -           $  63,065           $    -      $ 198,890
COST OF SALES..................             -        117,080               -              60,466                -        177,546
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross income..............             -         18,745               -               2,599                -         21,344
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -          6,248                -              3,428                -          9,676
SPECIAL CHARGES................             -            527                -                503                -          1,030
                                       -------     ----------       ---------          ----------          -------     ---------
     Operating income..........             -         11,970                -             (1,332)               -         10,638
INTEREST EXPENSE...............             -         11,642            1,596                864                -         14,102
EQUITY IN LOSS
  OF SUBSIDIARIES .............         (4,037)       (4,241)          (2,001)                -             10,279            -
                                       -------     ---------        -----------        ---------           --------    --------
     Loss before income taxes           (4,037)       (3,913)          (3,597)            (2,196)           10,279        (3,464)
PROVISION FOR
  INCOME TAXES.................             -            124                -                449                -            573
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS....         (4,037)       (4,037)          (3,597)            (2,645)           10,279        (4,037)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (3,246)           -                -                  -                 -         (3,246)
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS..................        $(7,283)    $  (4,037)       $  (3,597)         $  (2,645)          $10,279     $  (7,283)
                                       =======     =========        =========          =========           ========    =========

                                       U.S. CAN CORPORATION AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   For the Quarterly Period Ended MARCH 31, 2002
                                                    (unaudited)
                                                  (000's omitted)
                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 131,534        $      -           $  54,504           $    -      $ 186,038
COST OF SALES..................             -        115,941               -              51,129                -        167,070
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross income..............             -         15,593               -               3,375                -         18,968
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES......             -          5,740                -              3,591                -          9,331
                                       -------     ----------       ---------          ----------          -------     ---------
     Operating income..........             -          9,853                -               (216)               -          9,637
INTEREST EXPENSE...............             -         11,606            1,651                486                -         13,743
EQUITY IN EARNINGS (LOSS)
  OF SUBSIDIARIES .............        (20,684)      (11,430)         (16,066)                 -            48,180            -
                                       -------     ---------        -----------        ---------           --------    --------
     Income (loss) before income
taxes                                  (20,684)      (13,183)         (17,717)              (702)           48,180        (4,106)
PROVISION (BENEFIT) FOR
  INCOME TAXES.................             -           (673)          (1,399)               348                 -        (1,724)
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE........................        (20,684)      (12,510)         (16,318)            (1,050)           48,180        (2,382)
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE, net of income taxes...             -         (8,174)           4,717            (14,845)                -       (18,302)
                                       -------     ----------       ---------          -----------         -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS....        (20,684)      (20,684)         (11,601)           (15,895)           48,180       (20,684)
PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (2,974)            -                -                  -                 -        (2,974)
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS ATTRIBUTABLE TO COMMON                )
 STOCKHOLDERS..................        $(23,658    $ (20,684)       $ (11,601)         $ (15,895)          $48,180     $ (23,658)
                                       ========    =========        =========          =========           ========    =========

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                               As of MARCH 30, 2003
                                                    (unaudited)
                                                  (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding        GmbH & Co., KG                       U.S. Can
                                 Corporation    Can Company        (Guarantor       (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)        Subsidiaries)     Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      3,823      $           -       $      3,202       $       -      $      7,025
     Accounts receivable......             -          54,867                   -            46,626                -          101,493
     Inventories..............             -          54,872                (600)           53,422                -          107,694
     Deferred income taxes....             -           5,535               1,977               224                -            7,736
     Other current assets.....             -           6,125                   -             3,916                -           10,041
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         125,222               1,377           107,390                -          233,989
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         144,898                   -            93,294                -          238,192
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          27,675                 606               433                -           28,714
OTHER NON-CURRENT ASSETS......             -          37,915                   -            13,443                -           51,358
INTERCOMPANY
  ADVANCES....................             -         252,166                   -                 -         (252,166)               -
INVESTMENT IN
  SUBSIDIARIES................             -               -              60,200                 -          (60,200)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    615,260      $       62,183      $    214,560       $ (312,366)    $    579,637
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $     10,812      $           -       $     30,742       $       -      $     41,554
     Accounts payable.........             -          47,919                   -            52,606                -          100,525
     Other current liabilities             -          52,017                  31            12,192                -           64,240
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         110,748                  31            95,540                -          206,319
liabilities...................
TOTAL LONG TERM DEBT..........           854         503,438                   -                 -                -          504,292
LONG TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          44,674                 672            28,505                -           73,851
OTHER LONG-TERM
  LIABILITIES.................             -           3,743                   -             2,854                -            6,597
PREFERRED STOCK...............       136,379               -                   -                 -                -          136,379
INTERCOMPANY LOANS............       112,056               -             116,460            23,650         (252,166)               -
INVESTMENT IN
  SUBSIDIARIES................        98,512          51,169                   -                 -         (149,681)               -
STOCKHOLDERS' EQUITY /
  (DEFICIT)...................      (347,801)        (98,512)            (54,980)           64,011           89,481         (347,801)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    615,260      $       62,183      $    214,560       $ (312,366)    $    579,637
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
                                                    (unaudited)
                                                  (000s omitted)

                                  U.S. Can     United States         USC May       USC Europe/ May    Eliminations       U.S. Can
                                                                  Verpackungen       Verpackungen
                                                                     Holding             GmbH
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)                      Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      5,707      $           -       $      6,083       $       -      $     11,790
     Accounts receivable......             -          43,623                   -            46,363                -           89,986
     Inventories..............             -          57,500                (600)           48,735                -          105,635
     Deferred income taxes....             -           5,535               1,977               218                -            7,730
     Other current assets.....             -           6,184                   -             8,282                -           14,466
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         118,549               1,377           109,681                -          229,607
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         147,588                   -            94,086                -          241,674
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          28,312                 606               422                -           29,340
OTHER NON-CURRENT ASSETS......             -          37,904                   -            12,917                -           50,821
INTERCOMPANY
  ADVANCES....................             -         249,649                   -                 -         (249,649)               -
INVESTMENT IN
  SUBSIDIARIES................             -               -              61,360                 -          (61,360)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    609,386      $       63,343      $    217,106       $ (311,009)    $    578,826
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $     11,078      $           -       $     15,075       $       -      $     26,153
     Accounts payable.........             -          47,901                   -            46,636                -           94,537
     Other current liabilities             -          48,389                  31            15,974                -           64,394
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         107,368                  31            77,685                -          185,084
liabilities...................
TOTAL LONG TERM DEBT..........           854         503,238                   -            19,437                -          523,529
LONG TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          44,603                 673            29,298                -           74,574
OTHER LONG-TERM
  LIABILITIES.................             -           3,714                   -             2,638                -            6,352
PREFERRED STOCK...............       133,133               -                   -                 -                -          133,133
INTERCOMPANY LOANS............       112,057               -             114,863            22,729         (249,649)               -
INVESTMENT IN
  SUBSIDIARIES................        97,802          48,265                   -                 -         (146,067)               -
STOCKHOLDERS' EQUITY /
  (DEFICIT)...................      (343,846)        (97,802)            (52,224)           65,319           84,707         (343,846)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    609,386      $       63,343      $    217,106       $ (311,009)    $    578,826
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
                                   FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003
                                                    (unaudited)
                                                   (000s omitted)

                                               U.S. Can        United          USC May        USC Europe / May      U.S. Can
                                                                            Verpackungen
                                                             States Can        Holding          Verpackungen
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED FOR) PROVIDED BY OPERATING      $     -        $  3,463
                                                 --------       --------
  ACTIVITIES.................................................                  $  (3,601)           $ (1,411)        $  (1,549)
                                                                               ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (2,782)             -                 (973)           (3,755)
  Proceeds from sale of property.......................-.....         13              -                5,173             5,186
                                                       -        --------       ---------            --------         ---------
      Net cash (used for) provided by                  -          (2,769)
                                                 --------       --------
investing activities.........................................                         -                4,200             1,431
                                                                               ---------            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (2,513)          3,601              (1,088)                -
  Net borrowings under revolving line of               -             200
credit.......................................................                         -                    -               200
  Payments of other long-term debt.....................-.....       (265)             -               (5,227)           (5,492)
  Borrowing of other debt..............................-.....          -              -                1,048             1,048
                                                       -        --------       ---------            ---------        ---------
      Net cash (used for) provided by                  -          (2,578)
                                                 --------       ----------
financing
     activities..............................................                      3,601              (5,267)           (4,244)
                                                                               ----------           ----------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                 (403)             (403)
                                                       -        --------       ---------            ---------        ----------
DECREASE IN CASH AND                                   -          (1,884)
  CASH EQUIVALENTS...........................................                         -               (2,881)           (4,765)
CASH AND CASH EQUIVALENTS, beginning of                -           5,707
                                                 --------       ---------
  period.....................................................                         -                6,083            11,790
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  3,823       $      -             $  3,202         $   7,025
                                                 =     =        =========      =========            ========         =========

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
                                                   (000s omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED FOR) PROVIDED BY OPERATING      $     -        $  5,183
                                                 --------       --------
  ACTIVITIES.................................................                  $ (16,460)           $ 10,630         $    (647)
                                                                               ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (3,271)             -               (1,578)           (4,849)
  Proceeds on the sale of property.....................-.....        406              -                   -                406
                                                       -        --------       ---------            --------         ---------
      Net cash used for investing activities...........-.....     (2,865)             -               (1,578)           (4,443)
                                                       -        --------       ---------            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (1,501)         16,460             (14,959)                -
  Net borrowings under the revolving lines             -           8,900
of credit....................................................                         -                    -             8,900
  Payments of other long-term debt.....................-.....     (1,167)             -                 (672)           (1,839)
  Borrowing of other long-term debt....................-.....         -               -                8,201             8,201
                                                       -        --------       ---------            --------         ---------
      Net cash (used for) provided by                  -           6,232
                                                 --------       ---------
financing
     activities..............................................                     16,460              (7,430)           15,262
                                                                               ----------           -------- -       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                  299               299
                                                       -        --------       ---------            --------         ---------
INCREASE IN CASH AND CASH                              -           8,550
  EQUIVALENTS................................................                         -                1,921            10,471
CASH AND CASH EQUIVALENTS, beginning of                -           8,249
                                                 --------       ---------
  period.....................................................                         -                6,494            14,743
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $ 16,799       $      -             $  8,415         $  25,214
                                                 =     =        =========      =========            ========         =========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following  narrative  discusses  the results of  operations,  liquidity and capital  resources for the
Company on a  consolidated  basis.  This section should be read in  conjunction  with the financial  statements and footnotes  contained within this report and the Corporation's  Annual Report on Form 10-K for the fiscal year ended
December 31, 2002 (see  "Management's  Discussion  and Analysis of Financial  Condition and Results of  Operations"
contained therein).

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

         Statement  of  Financial  Accounting  Standards  (SFAS) No. 142  "Goodwill  and Other  Intangible  Assets"
requires that goodwill and  "indefinite-lived"  intangibles  are not amortized but are tested at least annually for impairment.  On an ongoing  basis,  the Company  reviews its  operations  for  indications  of  potential  goodwill impairment  and annually  tests its goodwill for  impairment  under SFAS 142 in November of each year.  The Company identifies  potential  impairments  of goodwill by comparing an estimated fair value for each  applicable  business unit to its respective  carrying  value.  Although the values are assessed using a variety of internal and external sources, future events may cause reassessments of these values and related goodwill impairments.

         In  accordance  with SFAS 144,  "Accounting  for the  Impairment  or  Disposal of  Long-Lived  Assets," we
continually  review whether events and  circumstances  subsequent to the acquisition of any long-lived  assets have occurred  that  indicate the  remaining  estimated  useful  lives of those assets may warrant  revision or that the remaining  balance  of  those  assets  may not be  recoverable.  If  events  and  circumstances  indicate  that the long-lived  assets should be reviewed for possible  impairment,  we use  projections  to assess whether future cash flows or operating  income (before  amortization)  on an undiscounted  basis related to the tested assets is likely to exceed the recorded  carrying  amount of those assets,  to determine if a write-down is  appropriate.  Should an impairment be  identified,  a loss would be reported to the extent that the carrying  value of the impaired  assets exceeds  their fair values as  determined  by valuation  techniques  appropriate  in the  circumstances  that could include the use of similar projections on a discounted basis.

         As more fully  described  in Note (3) to the  Consolidated  Financial  Statements,  several  restructuring programs  were  implemented  in order to  streamline  operations  and reduce  costs.  The Company  has  established reserves and recorded  charges against such reserves,  to cover the costs to implement the programs.  The estimated costs were determined based on contractual  arrangements,  quotes from contractors,  similar historical  activities and other  judgmental  determinations.  Actual  costs may  differ  from those  estimated.  In 2003,  an  additional charge of $1.0  million was recorded  related to position  elimination  costs in the U.S.  and Europe.  The Company recorded the charge in accordance  with Statement of Financial  Accounting  Standards  (SFAS) No. 146,  "Accounting
for Costs  Associated  With Exit or  Disposal  Activities."  SFAS No.  146  requires  that a  liability  for a cost associated  with an exit or  disposal  activity  be  recognized  when the  liability  is  incurred.  SFAS  No.  146 supercedes the guidance of Emerging  Issues Task Force ("EITF") Issue No. 94-3  "Liability  Recognition for Certain
Employee  Termination  Benefits and Other Costs to Exit an  Activity,"  which  required that  liabilities  for exit costs be  recognized at the date of an entity's  commitment  to an exit plan.  The adoption of SFAS No. 146 did not have a material effect on the timing of the special charge recorded in the first quarter of 2003.

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

         The  Company  relies  upon  actuarial  models  to  calculate  its  pension  and  post-retirement   benefit
obligations  and the related  effects on  operations.  Accounting  for pensions and  postretirement  benefit  plans using  actuarial  models  requires the use of estimates  and  assumptions  regarding  numerous  factors,  including discount  rate,  the  long-term  rate of return  on plan  assets,  health  care cost  increases,  retirement  ages, mortality and employee  turnover.  On an annual basis, the Company  evaluates these critical  assumptions and makes changes to them as necessary to reflect the Company's  experience.  In any given year,  actual results could differ from  actuarial  assumptions  made due to economic  and other  factors  which could impact the amount of expense or liability for pensions or postretirement benefits the Company reports.

         To manage  interest rate  exposure,  the Company  enters into interest rate  agreements.  The net interest paid or received on these  agreements  is recognized as interest  income or expense.  Our interest rate  agreements are reported in the Consolidated  Financial Statements at fair value using a mark-to-market  valuation.  Changes in the fair value of the  contracts  are recorded  each period as a component of other  comprehensive  loss.  Gains or losses on our interest rate  agreements are  reclassified as earnings or losses in the period in which earnings are affected by the  underlying  hedged item.  This may result in  additional  volatility in reported  earnings,  other comprehensive  loss and  accumulated  other  comprehensive  loss.  Our interest rate swaps and collars were entered into in 2000,  when interest rates were higher than current  rates.  Accordingly,  these  contracts are "out of the money" and may require future  payments if market interest rates do not return to historical  levels.  In addition, if  rates  do  increase  above  historical  levels  and the  counterparties  to the  agreements  default  on  their obligations  under the  agreements,  our  interest  expense  would  increase.  The Company  does not use  financial instruments for trading or speculative purposes.

Results of Operations

         Consolidated  net sales for the first quarter ended March 30,  2003 were $198.9 million compared to $186.0 million in the first quarter of 2002, an increase of 6.9%.  Along  business  segment  lines,  Aerosol net sales for the first three months of 2003  increased to $88.8  million from $86.5  million for the same period in 2002, a 2.7%
increase,  due to  increased  unit  volume  ($1.6  million)  along with  changes in product  pricing  and mix ($0.7 million).  International  net sales  increased to $63.1  million for the first  quarter of 2003 from $54.5  million for the first  quarter of 2002, an increase of $8.6 million or 15.7%.  The increase was due to the positive  impact of the  translation  of sales made in foreign  currencies  based upon using the same average U.S.  dollar  exchange rates in effect during first quarter of 2002 ($10.8  million)  partially  offset by lower  European  aerosol volume
($2.2  million).  Paint,  Plastic & General Line net sales  increased  $2.3 million to $31.2  million for the first quarter of 2003 from $28.9  million for the first  quarter of 2002.  This increase was due primarily to an increase in plastics volume ($2.7 million)  partially  offset by the negative impact of a change in customer and product mix
($0.4  million).  In the Custom & Specialty  segment,  sales  decreased 2.2% from $16.2 million for the first three months in 2002 to $15.8 million for the first three months in 2003,  due to the negative  impact of a change in mix of products sold.

         Consolidated  cost of goods sold  increased  $10.5  million to $177.5  million for the three  months ended
March 30, 2003 from the same quarter in 2002. The principal  reasons for the increase include  additional volume in
U.S.  aerosol and  plastic  products  ($3.9  million),  the foreign  currency  translation  impact on costs  ($10.4 million) and production  inefficiencies  resulting from decreased  European  aerosol volume ($0.9  million).  These increases were partially offset by cost reductions realized from the Company's prior  restructuring  programs ($2.8 million) as well as  decreased  costs  related to the  decrease in European  aerosol  unit volume  ($1.9  million).
Gross profit margin of 10.7% in the first quarter of 2003  increased 0.5  percentage  points from the first quarter of 2002.  Gross  profit  margin was  positively  impacted by operating  efficiencies  realized  from  restructuring
programs  (1.5  percentage  points).   The  gross  margin  percentage  was  negatively  impacted  by  International production  inefficiencies  and the  overhead  absorption  impact  of  decreased  European  aerosol  volume  on the
Company's gross margin rate (1.0 percentage point).

         Selling,  general  and  administrative  costs were $9.7  million or 4.9% of sales in the first  quarter of
2003 compared to $9.3 million or 5.0% of sales in the first quarter of 2002.

         During the first quarter of 2003, the Company  recorded a restructuring  charge of $1.0 million related to position  elimination  costs  in the  U.S.  and  Europe.  The  position  eliminations  consisted  of 16  employees, including two management level employees and an early  termination  program in one European  facility.  The Company recorded the charge in accordance  with Statement of Financial  Accounting  Standards  (SFAS) No. 146,  "Accounting
for Costs  Associated  With Exit or  Disposal  Activities."  SFAS No.  146  requires  that a  liability  for a cost associated  with an exit or disposal  activity be  recognized  when the  liability  is incurred  rather than at the commitment  date.  The adoption of SFAS No. 146 did not have a material  effect on the timing of the special charge recorded  in the first  quarter  of 2003.  Total  cash  payments  in the first  quarter  of 2003 were $4.4  million
(primarily  severance  and facility  shut down costs) and the Company  anticipates  spending  another $12.3 million over the next several years.

         The table below presents the reserve categories and related activity as of March 30, 2003:

                                     January 1,                                                 March 30,
                                    2003 Balance       Net Additions     Cash Payments         2003 Balance
                                   ----------------    --------------   ----------------    ------------------
                                   ----------------    --------------   ----------------    ------------------
        Employee Separation                   $9.2              $1.0             $(2.6)                  $7.6
        Facility Closing Costs                 6.5                 -              (1.8)                   4.7
                                   ----------------    --------------   ----------------    ------------------
                                   ----------------    --------------   ----------------    ------------------
        Total                                $15.7              $1.0             $(4.4)                 $12.3
                                   ================    ==============   ================    ==================
                                   ================    ==============   ================    ==================

         Interest  expense in the first three  months of 2003  increased  2.6%,  or $0.4  million,  versus the same period of 2002 due to higher average borrowings during the period.

         Income tax  expense was $0.6  million  for the first  quarter of 2003 versus an income tax benefit of $1.7 million  for the first  quarter of 2002.  During  the fourth  quarter of 2002,  the  Company  recorded a  valuation allowance  as it could not  conclude  that it is "more  likely  than not" that all of the  deferred  tax  assets of certain of its foreign  operations will be realized in the  foreseeable  future.  Accordingly,  the Company did not record an income tax benefit related to the first quarter of 2003 losses of those operations.

         Payment in kind  dividends  of $3.2  million  and $3.0  million  on the  redeemable  preferred  stock were recorded for the first quarters of 2003 and 2002, respectively.

Liquidity and Capital Resources

         During the first  quarter of 2003,  liquidity  needs were met through cash on hand,  internally  generated cash flow and the proceeds from the sale of a facility.  Principal  liquidity  needs included  operating  costs and capital  expenditures.  Cash flow used by  operations  was $1.5  million for the three  months ended March 30, 2003 compared to cash used of $0.6  million for the three months  ended March 31,  2002.  Increases  in working  capital offset the improvements in operating results.

         Net cash provided by investing  activities  was $1.4 million for the first quarter of 2003 compared to net cash used of $4.4  million  (primarily  capital  spending)  for the  first  quarter  of 2002.  First  quarter  2003 investing  activities  include  capital  spending of $3.8 million,  including $1.0 million in conjunction  with the
Company's  restructuring  programs,  offset by the  proceeds  received  from the sale of property of $5.2  million.
Proceeds  received  from the sale of  property  during the first  quarter  of 2003 are  composed  primarily  of the payment received for the sale of the Company's Daegeling, Germany facility, which was sold at the end of 2002.

         Net cash used by  financing  activities  in the first three  months of 2003 was $4.2  million,  versus net cash  provided of $15.3  million for the same period in 2002.  The primary  first  quarter 2002  financing  sources were  borrowings  under the revolving  credit portion of the Senior Secured Credit  Facility and revolving lines of credit  granted by various  banks to fund the  seasonal  working  capital  requirements  of May  Verpackungen.  The
Senior  Secured  Credit  Facility  and the Notes  contain a number of  financial  and  restrictive  covenants.  The
Company was in compliance with all of the required financial ratios and other covenants as of March 30, 2003.

         May  Verpackungen  ("May") has various bank facilities  originating  under loan  agreements  dated between
1996 and 1999.  These  agreements  provided for up to ten-year terms with floating  interest rates, and among other things,  included  provisions  for the banks to terminate the credit lines upon giving  notice,  rightfully  demand security for the credit lines,  have a negative  pledge from May not to grant security  without the bank's approval and the  requirement  that any bank  lending  to May be treated on terms no less  favorable  than any other  bank's borrowings by May.

         During  April 2003, a formal  demand for  security was made and on April 30, 2003,  May granted two of its banks a collateral  interest in its inventory and accounts  receivable in exchange for their agreement to allow the continuation  of  facilities  (which have been fully drawn) in the amount of(euro)11.8  million  through June 30, 2003.
In addition,  United  States Can Company  made a payment of(euro)1.5 million on May 7, 2003 in partial  payment of term loans for which one of May's  lenders  demanded  early payment in accordance  with terms of the  borrowings.  These loans  are  guaranteed  by U.S.  Can.  In  addition,  maturity  of the(euro)1.0  million  remaining  term loan has been accelerated  to June 30, 2003. May has initiated  discussions  with several banks to secure a new facility prior to
June 30, 2003 that would meet the seasonal  borrowing  needs of May.  This  facility is expected to be in an amount comparable  to  historical  credit  lines and secured in the same manner as the  existing  borrowings.  Discussions with our  banks are in the early  stages;  however,  management  believes  that it will be able to secure  adequate financing to meet May's working  capital  needs.  If May is unable to secure  adequate  financing,  the Company may seek to provide financing from other sources available to the Company,  including  currently  existing or new lines of credit in the United  States and Europe.  If May  defaults on  payments of debt under its  borrowing  agreements and the Company is unable to secure additional  financing,  the default could have a material adverse effect on the financial  position of the Company.  There can be no assurance  that the existing  banks will extend or replace the current  facilities,  that new banks will extend the required  level of credit or that funds will be available from other sources to finance May's requirements.

         At March 30, 2003,  $69.9 million was outstanding  under the $110.0 million  revolving loan portion of the
Senior  Secured  Credit  Facility.  Letters of Credit of $11.9  million were  outstanding  securing  the  Company's obligations under various insurance programs and other contractual  agreements.  In addition,  the Company had $7.0 million of cash and equivalents at quarter end.

         The  Senior  Secured  Credit  Facility  and the  Notes  contain  a number  of  financial  and  restrictive covenants.  Under our Senior  Secured Credit  Facility,  the Company is required to meet certain  financial  tests, including  achievement  of a minimum  EBITDA  level,  a minimum  interest  coverage  ratio,  a minimum fixed charge coverage  ratio and a maximum  leverage  ratio.  The  restrictive  covenants  limit the Company's  ability to incur debt, pay dividends or make  distributions,  sell assets or consolidate or merge with other companies.  The Company was in  compliance  with all of the  required  financial  ratios  and other  covenants  under both  facilities,  as amended,  at March 30, 2003 and anticipates  being in compliance in the remaining three quarters of 2003.  However, the  minimum  EBITDA  covenant  increases  significantly  in the  second  and  third  quarters  of  2003.  Although management  believes that it will be in compliance  with these and other  covenants under the Senior Secured Credit
Facility,  factors beyond our control,  such as sudden downturns in the demand for our products or significant cost increases  that we cannot  quickly  pass through to customers  or offset  through  cost  reductions,  may cause our earnings  levels to not  achieve  those  forecasted.  If we believe  that we would be unable to achieve our minimum
EBITDA or other  financial  covenants,  we would  expect to  negotiate  with the lenders an amendment to our Senior
Secured Credit  Facility.  We cannot be assured  however,  that the lenders would agree to an amendment if one were required.  Without  such an amendment or a waiver,  we would be in default on almost all of our  borrowings,  which would have severe  consequences  to the Company  regarding  its  sources of  liquidity  and its ability to continue operations.

         At existing  levels of operations and assuming the  renegotiation  of the May  facilities,  cash generated from operations  together with amounts to be drawn from the revolving credit facility,  are expected to be adequate to meet  anticipated  debt service  requirements,  restructure  costs,  capital  expenditures  and working  capital needs.  Future  operating  performance  and the ability to service or refinance  the notes,  to service,  extend or refinance the Senior  Secured  Credit  Facility and to redeem or refinance  our preferred  stock will be subject to future  economic  conditions and to financial,  business and other factors,  many of which are beyond  management's control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management  does not  believe  the  Company's  exposure to market  risk has  significantly  changed  since year-end 2002.

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

Environmental

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
With  respect  to San  Leandro,  we  believe  the  principal  source  of  contamination  is  unrelated  to our past operations.

         Through corporate due diligence and the Company's  compliance  management system, we identified  potential noncompliance with the environmental laws at our New Castle,  Pennsylvania  facility related to the possible use of a coating  or  coatings  inconsistent  with the  conditions  in the  facility's  Clean  Air Act Title V permit.  In
February 2001, the Company  voluntarily  self-reported the potential  noncompliance to the Pennsylvania  Department of Environmental  Protection  (PDEP) and the  Environmental  Protection  Agency (EPA) in accordance with PDEP's and
EPA's policies.  The Company undertook a full review,  revised its emissions  calculations  based on its review and determined  that it had not exceeded its  emissions  cap for any reporting  year.  In September  2001,  the Company reported to PDEP and EPA  certain  deviations  from the  requirements  of its Title V permit  related to the use of non-compliant  coatings and  corresponding  recordkeeping  and  reporting  obligations,  and certain  recordkeeping deviations  stemming  from the  malfunction  of the  temperature  recorder  for an  oxidizer.  In October  2002 the
Company and PDEP signed a Consent  Assessment of Civil Penalty  resolving the past reported  deviations for $30,000 and the Company paid the first installment.  The second installment was paid in April 2003.

         Based upon  currently  available  information,  the Company  does not expect the effects of  environmental matters to be material to its financial position.

Item 6. Exhibits and Reports On Form 8-K
(a)      Exhibits
                  99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
         (b)      Reports on Form 8-K

                  (i)    The Company  furnished  to the  Commission  a Current  Report on Form 8-K on February  24,
                         2003 to announce  that the  Company's  board of  directors  had elected John L. Workman to serve as the  Company's  Chief  Executive  Officer  and Sandra K.  Vollman to serve as the
                         Company's  Chief  Financial  Officer.  The Company's  fourth  quarter 2002 earnings  press release was attached to the Current Report furnished on February 24, 2003.

                                                    SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date: May 9, 2003                                                              By:   /s/ Sandra K. Vollman
                                                                                     --------------------------------------
                                                                                    Sandra K. Vollman
                                                                                    Senior Vice President and
                                                                                    Chief Financial Officer
                                                                                    (Duly authorized officer and
                                                                                    principal financial officer)

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

         Date:  May 9, 2003

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

         Date:  May 9, 2003

         /s/ Sandra K. Vollman
         ---------------------

         Sandra K. Vollman
         Senior Vice President and
         Chief Financial Officer