Form 10-Q
period 2003-06-29
US CAN CORP
filed 2003-08-08
CIK 895726

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
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                             For the Quarterly Period Ended June 29, 2003

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

                                                       Yes |_| No |X|

         As of August 7, 2003, 53,333.333 shares of Common Stock were outstanding.

=======================================================================================================================================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                               FORM 10-Q

                                             FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

                                                           TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the Three and Six Months Ended
                 June 29, 2003 and June 30, 2002..................................................................     3

                 Consolidated Balance Sheets as of June 29, 2003 and December 31, 2002............................     4

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 June 29, 2003 and June 30, 2002..................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    24

Item 6.          Exhibits and Reports on Form 8-K.................................................................    24

                                               INCLUSION OF FORWARD-LOOKING INFORMATION

         Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws.
Such statements involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than any future results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include general economic and business conditions; our substantial debt and ability to generate sufficient cash flows to service our debt; changes in market conditions or product demand; the level of cost reduction achieved through restructuring and capital expenditure programs; changes in raw material costs and availability; downward selling price movements; loss of important customers or volume; currency and interest rate fluctuations; the timing and cost of plant closures; the success of new technology; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. In light of these and other risks and uncertainties as described under
"Risk Factors" in the Company's Annual Report on From 10-K for the fiscal year ended December 31, 2002 and filed with the Securities and Exchange Commission in March 2003, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (000's omitted)

                                                                       For The                           For The
                                                                  Three Months Ended                Six Months Ended
                                                           --------------------------------- --------------------------------
                                                            June 29, 2003    June 30, 2002   June 29, 2003    June 30, 2002
                                                           ----------------  --------------- ---------------  ---------------
                                                                                      (unaudited)
Net Sales                                                    $   210,312       $   203,624     $   409,202      $   389,662
Cost of Sales                                                    185,602           180,731         363,148          347,801
                                                             -----------       -----------     -----------      -----------
     Gross Income                                                 24,710            22,893          46,054           41,861
Selling, General and Administrative Expenses                       8,661             9,867          18,337           19,198
Special Charges                                                      591                 -           1,621                -
                                                             -----------       -----------     -----------      -----------
     Operating Income                                             15,458            13,026          26,096           22,663
Interest Expense                                                  14,159            14,100          28,261           27,843
                                                             -----------       -----------     -----------      -----------
     Income (Loss) Before Income Taxes                             1,299            (1,074)         (2,165)          (5,180)
Provision (Benefit) for Income Taxes                               2,301              (198)          2,874           (1,922)
                                                             -----------       ------------    -----------      -----------

Net Loss Before Cumulative Effect of
   Accounting Change                                              (1,002)             (876)         (5,039)          (3,258)

Cumulative Effect of Accounting Change, net of income
   taxes                                                               -                 -               -          (18,302)
                                                             -----------       -----------     -----------      -----------
Net Loss Before Preferred Stock Dividends                         (1,002)             (876)         (5,039)         (21,560)
Preferred Stock Dividend Requirement                              (3,400)           (3,081)         (6,646)          (6,055)
                                                             -----------       -----------     -----------      -----------
Net Loss Attributable to Common Stockholders                 $    (4,402)      $    (3,957)    $   (11,685)     $   (27,615)
                                                             ===========       ===========     ===========      ===========

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                (000's omitted, except per share data)

                                                                                   June 29,         December 31,
                                    ASSETS                                           2003               2002
                                                                                ----------------  -----------------
CURRENT ASSETS:                                                                            (Unaudited)
      Cash and cash equivalents                                                   $      19,046     $       11,790
      Accounts receivable, net of allowances                                            118,061             89,986
      Inventories                                                                       107,634            105,635
      Deferred income taxes                                                               7,749              7,730
      Other current assets                                                               10,201             14,466
                                                                                ----------------  -----------------
          Total current assets                                                          262,691            229,607

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                         238,743            241,674

GOODWILL                                                                                 27,384             27,384

DEFERRED INCOME TAXES                                                                    28,017             29,340

OTHER NON-CURRENT ASSETS                                                                 51,216             50,821
                                                                                ----------------  -----------------
          Total assets                                                            $     608,051     $      578,826
                                                                                ================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations          $      45,716     $       26,153
      Accounts payable                                                                  104,491             94,537
      Accrued expenses                                                                   49,610             51,446
      Restructuring reserves                                                              7,613             11,990
      Income taxes payable                                                                1,913                958
                                                                                ----------------  -----------------
          Total current liabilities                                                     209,343            185,084

LONG TERM DEBT                                                                          522,142            523,529

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS                                                                         75,305             74,574

OTHER LONG-TERM LIABILITIES                                                               6,960              6,352
                                                                                ----------------  -----------------

          Total liabilities                                                             813,750            789,539

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized,
   106,667 shares issued & outstanding                                                  139,780            133,133

STOCKHOLDERS' EQUITY:
      Common stock, $10.00 par value, 100,000 shares authorized,
        53,333 shares issued & outstanding                                                  533                533
      Additional paid in capital                                                         52,800             52,800
      Accumulated other comprehensive loss                                              (41,024)           (51,076)
      Accumulated deficit                                                              (357,788)          (346,103)
                                                                                ----------------  -----------------
          Total stockholders' equity / (deficit)                                       (345,479)          (343,846)
                                                                                ----------------  -----------------
              Total liabilities and stockholders' equity                          $     608,051     $      578,826
                                                                                ================  =================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (000's omitted)

                                                                                            For the Six Months Ended
                                                                                       June 29, 2003       June 30, 2002
                                                                                     ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net loss before preferred stock dividend requirements                                  $    (5,039)        $   (21,560)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
      Depreciation and amortization                                                           18,326              17,663
      Special charge                                                                           1,621                  -
      Cumulative effect of accounting change                                                      -               18,302
      Deferred income taxes                                                                    1,916              (3,546)
  Change in operating assets and liabilities, net of effect of acquired businesses:
      Accounts receivable                                                                    (24,332)             (9,180)
      Inventories                                                                              2,040              (5,662)
      Accounts payable                                                                         6,162              10,278
      Accrued expenses                                                                        (5,520)             (6,472)
      Other, net                                                                              (1,220)             (3,984)
                                                                                         -----------         -----------
          Net cash used in operating activities                                               (6,046)             (4,161)
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures including restructuring capital                                        (7,409)            (11,036)
  Proceeds from sale of property                                                               5,429                 591
  Investment in Formametal S.A.                                                                    -                (133)
                                                                                         -----------         ------------
          Net cash used in investing activities                                               (1,980)            (10,578)
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit                                           20,300               8,900
   Borrowings of other debt                                                                    3,557              13,750
  Payments of other debt, including capital lease obligations                                 (7,126)             (5,689)
                                                                                         ------------        ------------
          Net cash provided by financing activities                                           16,731              16,961
                                                                                         ------------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (1,449)               (452)
                                                                                         -------------       ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          7,256               1,770

CASH AND CASH EQUIVALENTS, beginning of year                                                  11,790              14,743
                                                                                         ------------        -----------

CASH AND CASH EQUIVALENTS, end of period                                                 $    19,046         $    16,513
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
                                                             JUNE 29, 2003
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

         Certain  prior year  amounts  have been  reclassified  to conform with the 2003  presentation.  Additionally,  results for the first six months of 2002 were restated  related to the Company's  adoption of Statement of Financial  Accounting  Standards  (SFAS) No.
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

         During the three and six months  ended June 29,  2003 and June 30,  2002,  the  Company  did not issue any stock  options.  In accordance  with SFAS No. 148, the following  table presents (in thousands) what the Company's net loss would have been had the Company determined compensation costs using the fair value-based accounting method.

                                             Three Months Ended                            Six Months Ended
                                  ------------------------------------------   ------------------------------------------

                                     June 29, 3003        June 30, 2002           June 29, 2003        June 30, 2002
                                  ------------------------------------------   ------------------------------------------

Net Loss..................................               $           (4,402)  $           (3,957)     $          (11,685) $          (27,615)

Stock-Based Compensation Cost,
  net of tax...............................           (20)                 (38)                    (40)                (76)
                                  ------------------------------------------   ------------------------------------------

Pro-Forma Net Loss.....................        $           (4,422)  $           (3,995)     $          (11,725) $          (27,691)
                                  ==========================================   ==========================================

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

         The Financial  Accounting  Standards Board (FASB) issued SFAS No. 146  "Accounting for Costs  Associated With Exit or Disposal
Activities,"  in July 2002.  SFAS No. 146  requires  that a  liability  for a cost  associated  with an exit or  disposal  activity  be recognized  when the liability is incurred.  SFAS No. 146  supercedes  the guidance of Emerging  Issues Task Force  ("EITF")  Issue No.
94-3  "Liability  Recognition  for Certain  Employee  Termination  Benefits and Other Costs to Exit an Activity,"  which  required that liabilities  for exit costs be  recognized at the date of an entity's  commitment  to an exit plan.  SFAS No. 146 is effective for exit or disposal  activities  that are  initiated  after  December 31, 2002.  As  discussed  in Note 3, the Company  recorded  restructuring charges in 2003 in accordance with the provisions of SFAS No. 146.

         In May 2003,  the FASB issued SFAS No. 149,  "Amendment of Statement 133 on Derivative  Instruments  and Hedging  Activities."
SFAS No. 149 amends and clarifies  accounting for derivative  instruments  including certain derivative  instruments  embedded in other contracts and hedging  activities  under SFAS No. 133. It is effective for contracts  entered into or modified  after June 30, 2003 and for hedging  relationships  designated  after June 30, 2003. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

         In May 2003,  the FASB  issued SFAS No. 150,  "Accounting  For Certain  Financial  Instruments  with  Characteristics  of Both
Liabilities  and Equity"  which  establishes  standards  for how an issuer of financial  instruments  classifies  and measures  certain financial  instruments  with  characteristics  of both  liabilities  and  equity.  It  requires  that an issuer  classify  a  financial instrument  that is within its scope as a liability (or an asset in some  circumstances)  if, at inception,  the monetary  value of the obligation is based solely or  predominantly  on a fixed  monetary  amount known at inception,  variations in something  other than the fair value of the issuer's  equity shares or variations  inversely  related to changes in the fair value of the issuer's equity shares.
This  Statement is effective for financial  instruments  entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim  period  beginning  after June 15, 2003. In accordance  with the  pronouncement,  the Company will adopt the standard on June 30, 2003.  At June 29, 2003,  the Company had $139.8  million of  redeemable  preferred  stock.  As the  Company's redeemable  preferred stock does not contain an unconditional  obligation  requiring the Company to redeem it by transferring assets at a specified  or  determinable  date,  or upon an event  certain to occur,  the  adoption of SFAS No. 150 will not have an impact on the
Company's balance sheet or statement of operations.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid  interest of  approximately  $21.8  million and $29.0 million for the six months ended June 29, 2003 and June
30,  2002,  respectively.  The Company  paid $0.8  million in income  taxes for the six months ended June 29, 2003 and $1.2 million for the six months ended June 30, 2002.

(3) SPECIAL CHARGES

2003
----

         During  the first six  months of 2003,  the  Company  recorded  restructuring  charges of $1.6  million.  $1.0  million of the charges  were  recorded in the first  quarter of 2003  related to position  elimination  costs in the U.S.  and  Europe.  The  position eliminations  consisted of 16 employees,  including two management  level  employees and an early  termination  program in one European facility.  $0.6 million of the charges were  recorded in the second  quarter of 2003 related to potential  additional  severance  costs for a previously  terminated  employee at May Verpackungen.  The employee sued the Company for unfair dismissal  requesting  additional severance in accordance  with his  employment  agreement.  In June 2003,  the Company was informed that the courts  intended to rule in favor of the terminated  employee and the Company  recorded a charge for the potential  additional  severance.  The Company has not yet received the appeals court's opinion.  See Note (10).

         The  Company  recorded  the 2003  charges in  accordance  with SFAS No. 146,  "Accounting  for Costs  Associated  With Exit or
Disposal  Activities."  SFAS No. 146 requires that a liability for a cost  associated  with an exit or disposal  activity be recognized when the  liability is incurred  rather than at the  commitment  date.  The adoption of SFAS No. 146 did not have a material  effect on the timing of the special  charge  recorded  in the second  quarter of 2003.  Total cash  payments in the first six months of 2003 were
$6.0 million  (primarily  severance and facility shut down costs) and the Company  anticipates  spending another $11.3 million over the next several years.  The remaining  reserve consists  primarily of employee  termination  benefits paid over time for  approximately 29 salaried and 51 hourly employees  (approximately  600 positions were originally  identified for elimination) and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of June 29, 2003:

                           January 1, 2003          Net              Cash                 June 29,
                               Balance           Additions         Payments              2003 Balance
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Employee Separation                  $9.2                $1.6           $(3.3)                  $7.5
Facility Closing Costs                6.5                 -              (2.7)                   3.8
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Total                               $15.7                $1.6           $(6.0)                 $11.3 (a)
                           =================    =============    =============       ====================
                                   ================    ==============      =================

(a)      Includes $3.7 million classified as other long-term liabilities as of June 29, 2003.

2002
----

         During 2002,  restructuring  programs resulted in the closure of the Burns Harbor,  Indiana lithography facility, the Columbia
Specialty  facility  located in Maryland and the Southall,  England  manufacturing  facility.  During the first six months of 2002, the
Company  consolidated two plastics facilities into a new facility in Atlanta,  Georgia.  Total cash payments in the first six months of
2002 were $6.2 million.

         The table below presents the reserve categories and related activity as of June 30, 2002:

                           January 1, 2002          Net              Cash                               June 30,
                               Balance           Additions         Payments         Other(b)           2002 Balance
                           -----------------    -------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    -------------    --------------------
Employee Separation                 $21.2               $ -             $(4.3)            $0.4               $17.3
Facility Closing Costs               10.7                 -              (1.9)             1.7                10.5
                           -----------------    -------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    -------------    --------------------
Total                               $31.9               $ -             $(6.2)            $2.1               $27.8 (a)
                           =================    =============    =============    =============    ====================

(a)      Includes $6.0 million classified as other long-term liabilities as of June 30, 2002.
(b)      Non-cash foreign currency translation impact and the reversal of $1.5 million of asset write-offs previously expensed in the
              2001 restructuring.

(4) INVENTORIES

         All domestic  inventories  are stated at cost  determined by the last-in,  first-out  ("LIFO")  cost method,  not in excess of market.  Subsidiaries'  inventories of  approximately  $55.9 million at June 29, 2003 and $48.1 million at December 31, 2002 are stated
at cost  determined  by the  first-in,  first-out  ("FIFO")  cost  method,  not in excess  of  market.  FIFO  cost of LIFO  inventories approximated their LIFO value at June 29, 2003 and at December 31, 2002.

         Inventories reported in the accompanying balance sheets are classified as follows (000's omitted):

                                                                                          June 29,         December 31,
                                                                                            2003               2002
                                                                                    -----------------   ----------------
         Raw materials........................................................      $          24,024    $        23,492
         Work in process......................................................                 47,391             46,435
         Finished goods.......................................................                 36,219             35,708
                                                                                    -----------------    ---------------
                                                                                    $         107,634    $       105,635
                                                                                    =================    ===============

(5) DEBT OBLIGATIONS

         On July 22, 2003,  the Company  issued $125.0  million of 10 7/8% Senior Secured Notes due 2010 and amended its Senior Secured
Credit Facility.  See Note (8) for further information on the Senior Secured Notes and the Senior Secured Credit Facility amendment.

         The Senior Secured Credit Facility,  the Senior Secured Notes and the Senior  Subordinated Notes contain a number of financial and restrictive  covenants.  The covenants for the Senior Secured Credit  Facility were amended on July 22, 2003,  effective as of June
29, 2003. Under the Company's Senior Secured Credit Facility,  it is required to meet certain  financial tests,  including  achievement of a minimum EBITDA level, a minimum  interest  coverage  ratio, a minimum fixed charge  coverage ratio and a maximum  leverage  ratio.
The restrictive  covenants limit the Company's ability to incur debt, pay dividends or make  distributions,  sell assets or consolidate or merge with other  companies.  The Company was in compliance  with all of the required  financial  ratios and other  covenants  under both facilities, as amended, at June 29, 2003.

         May  Verpackungen  ("May") has various bank facilities  originating  under loan agreements  dated between 1996 and 1999. These agreements  provided for up to ten-year terms with floating interest rates, and among other things,  included  provisions for the banks
(i) to terminate the credit lines upon giving notice and (ii) rightfully  demand security for the credit lines,  have a negative pledge from May not to grant  security  without the bank's  approval and the  requirement  that any bank lending to May be treated on terms no less favorable than any other bank's loans to May.

         During April 2003, a formal  demand for security  was made by the lenders  under May's credit  facilities.  On April 30, 2003,
May granted two of its banks a collateral  interest in its inventory and accounts  receivable in exchange for their  agreement to allow the  continuation  of  facilities in the amount of(euro)11.8  million  through June 30, 2003.  In addition,  United States Can Company made payments  of(euro)1.5  million  on May 7, 2003 and(euro)1.0 on June 30,  2003 in full  payment  of term  loans  for which one of May's  lenders demanded  early payment in accordance  with terms of the  borrowings.  These term loans were  guaranteed by U.S. Can. May has initiated discussions  with several banks to secure a new facility that would replace the existing  facilities  and allow it to meet its seasonal borrowing  needs and has received an extension of the existing  facilities  through August 30, 2003. This facility is expected to be in an amount  comparable  to  historical  credit lines and secured in the same manner as the  existing  borrowings.  Discussions  with our banks are in the early stages;  however,  management  believes that it will be able to secure adequate  financing to meet May's working capital  needs.  If May is unable to secure  adequate  substitute  financing  or  defaults  on  payments  of debt  under its  borrowing agreements,  the Company will need to provide  financing for May from other sources  available to it, including  currently  existing or new lines of credit in the United  States and Europe.  There can be no  assurance  that the  existing  banks will extend or replace the current facilities,  that new banks will extend the required level of credit, that May will not default under its borrowing  agreements or that funds will be available from other sources to finance May's  requirements,  each of which could have a material  adverse effect on our financial position.

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

         The following is a summary of revenues from external  customers and income (loss) from  operations for the three and six month periods ended June 29, 2003 and June 30, 2003, respectively (000's omitted):

                                                                  Three Months Ended                 Six Months Ended
                                                            ------------------------------- ---------------------------------
                                                                  June 29,        June 30,        June 29,          June 30,
                                                                    2003            2002            2003              2002
                                                            --------------  --------------------------------  ------------
  REVENUES FROM EXTERNAL CUSTOMERS:
  Aerosol                                                          $94,768         $96,900        $183,546          $183,364
  International                                                     70,800          57,447         133,865           111,951
  Paint, Plastic & General Line                                     31,113          32,677          62,358            61,588
  Custom & Specialty                                                13,631          16,600          29,433            32,759
                                                                    -------         -------         -------           ------
  Total revenues                                                  $210,312        $203,624        $409,202          $389,662
                                                                  =========       =========       =========         ========

  INCOME (LOSS) FROM OPERATIONS:
  Aerosol                                                          $17,378         $15,848         $31,386           $28,535
  International                                                        362             325            (467)              109
  Paint, Plastic & General Line                                      3,676           3,350           7,861             5,626
  Custom & Specialty                                                   303            (355)            854               274
                                                                       ----           ------           ----              ---
  Total Segment Income From Operations                              21,719          19,168          39,634            34,544
  Corporate Expenses                                                (6,261)         (6,142)        (13,538)          (11,881)
  Interest Expense                                                 (14,159)        (14,100)        (28,261)          (27,843)
                                                                   ---------       ---------       ---------         --------
  Income (Loss) Before Income Taxes                                 $1,299         $(1,074)        $(2,165)          $(5,180)
                                                                    =======        =========       =========         ========
(7) COMPREHENSIVE NET INCOME (LOSS)

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                          June 29,        December 31,
                                                                                            2003              2002
                                                                                        -------------   ---------------
         Foreign Currency Translation Adjustment ...................................        $(16,806)          $(25,044)
         Minimum Pension Liability Adjustment.......................................         (22,762)           (22,346)
         Unrealized Loss on Cash Flow Hedges........................................          (1,456)            (3,686)
                                                                                        ------------     --------------
         Total Accumulated Other Comprehensive Loss.................................         $(41,024)         $(51,076)
                                                                                        =============    ==============

         The  components  of  comprehensive  loss for the three and six  months  ended June 29,  2003 and June 30,  2002 are as follows
(000's omitted):
                                                                  Three Months Ended                 Six Months Ended
                                                            ------------------------------- -------------------------
                                                                June 29,       June 30,         June 29,          June 30,
                                                                  2003           2002             2003              2002
                                                            -------------- ---------------- ----------------  ----------
  Net Loss Before Preferred Stock Dividends                     $ (1,002)      $   (876)        $ (5,039)         $(21,560)
  Unrealized Gain (Loss) on Cash Flow Hedges (a)                   1,200         (1,324)           2,230               (34)
  Foreign Currency Translation Adjustment                          5,524         14,127            7,822             1,203
                                                                --------       --------         --------          --------
  Comprehensive Income (Loss)                                   $  5,722       $ 11,927         $  5,013          $(20,391)
                                                                ========       ========         ========          =========

(a)      Net of  reclassification  of losses  included in interest  expense of $1.6 million and $1.4 million for the three months ended
        June 29, 2003 and June 30,  2002,  respectively  and $3.2  million and $2.8  million for the six months ended June 29, 2003 and
        June 30, 2002, respectively.

 (8) RECENT DEVELOPMENTS

         On July 22, 2003,  the Company  completed an offering of $125 million of 10 7/8% Senior  Secured Notes due 2010. The Notes are
secured,  on a second priority  basis,  by  substantially  all of the collateral  that currently  secures the Company's  Senior Secured
Credit Facility.

         The Company also amended its Senior  Secured  Credit  Facility to permit the offering of the Second  Priority  Senior  Secured
Notes and adjust certain  financial  covenants,  among other things.  These  amendments  also permit,  from time to time and subject to certain  conditions,  the  Company  to make  borrowings  under its  revolving  credit  facility  for  repurchases  of a portion  of its outstanding 12 3/8% senior subordinated notes.

         The Company  used the $125  million in proceeds  generated  from the  offering to prepay  $23.3  million of its Tranche A term loan,  $46.7 million of its Tranche B term loan and to reduce its  borrowings  under its revolving  credit  facility by $55.0  million.
The  repayments  under the revolving  credit  facility did not reduce the $110.0  million  amount  available for  borrowings  under the facility.  The Company  expects to incur  approximately  $7.6 million of fees and expenses  related to the offering and senior  secured credit facility amendment.

(9) COMMITMENTS AND CONTINGENCIES

Environmental

         United  States Can has been named as a  potentially  responsible  party for costs  incurred in the  clean-up of a  groundwater plume  partially  extending  underneath  United  Sates Can's  former site in San  Leandro,  California.  We are a party to an indemnity agreement related to this matter with the owner of the property.  Extensive soil and groundwater  investigative work has been performed at this  site in a  coordinated  sampling  event in 1999.  The  results  of the  sampling  were  inconclusive  as to the  source of the contamination.  In November 2002, as part of a larger sampling scheme, the State requested that the Company sample existing  monitoring wells at the San Leandro  property.  The Company  completed the sampling and received the results in the first  quarter of 2003.  These results  generally  show that the  concentration  of  contamination  is declining,  which the Company views as a positive  development.
While the State of  California  has not yet commented on either the 1999 or the 2003 sampling  results,  the Company  believes that the principal source of contamination is unrelated to its past operations.

Legal
         The  Company is  involved  in  litigation  from time to time in the  ordinary  course of our  business.  In our  opinion,  the litigation is not material to our financial condition or results of operations.

         Walter Schmidt,  former finance director at May Verpackungen GmbH ("May") sued for unfair dismissal  following  termination of his  employment  contract.  The contract  had a five-year  term and Schmidt  remains in pay status  through its notice  period,  ending
January  31,  2005.  Mr.  Schmidt  claims  that he also is due a severance  settlement  of five years'  salary at the end of the notice period.  In July 2002,  the labor courts of first  instance  ruled that Mr.  Schmidt  notice date and  termination  should be effective
December 31, 2005,  and that the severance  settlement is due at that time.  On January 7, 2003,  May appealed this ruling.  On June 2,
2003, a German  appeals court heard the appeal.  On June 4, 2003,  the appeals court  indicated to the parties that it intended to rule in Mr. Schmidt's favor and would issue an opinion detailing its decision.  We have not yet received the appeals court's opinion.

(10) SUBSIDIARY GUARANTOR INFORMATION

         The following presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent Guarantor"),  United
States Can Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary  Guarantor"),  and the  Issuer's  European
subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor Subsidiaries"),  as of June 29, 2003 and December 31, 2002
and for the six months ended June 29, 2003 and June 30, 2002.  Investments in subsidiaries  are accounted for by the Parent  Guarantor, the Issuer and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating  presentation.  Earnings of subsidiaries are, therefore,  reflected in their parent's investment accounts and earnings. This consolidating  information reflects the guarantors and non-guarantors of the Issuer's 12 3/8% senior subordinated notes and 10 7/8% senior secured notes.

         The 12 3/8% senior  subordinated  notes and 10 7/8% senior secured notes are guaranteed on a full,  unconditional,  unsecured, senior  subordinated,  joint and several basis by the Parent  Guarantor,  the Subsidiary  Guarantor and any other  domestic  restricted subsidiary of the Issuer.  USC May  Verpackungen  Holding Inc.,  which is wholly owned by the Issuer,  currently is the only Subsidiary
Guarantor. The Parent Guarantor has no assets or operations separate from its investment in the Issuer.

         Separate  financial  statements  of the  Issuer  or the  Subsidiary  Guarantors  have not been  presented  as  management  has determined  that such  information is not material to the holders of the 12 3/8% senior  subordinated  notes and 10 7/8% senior secured notes.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                For the Six Months Ended JUNE 29, 2003
                                                              (unaudited)
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 275,337        $      -           $ 133,865           $    -      $ 409,202
COST OF SALES..................             -        235,235               -             127,913                -        363,148
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross income..............             -         40,102               -               5,952                -         46,054
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -         11,918                -              6,419                -         18,337
SPECIAL CHARGES................             -            527                -              1,094                -          1,621
                                       -------     ----------       ---------          ----------          -------     ---------
     Operating income..........             -         27,657                -             (1,561)               -         26,096
INTEREST EXPENSE...............             -         23,453            3,192              1,616                -         28,261
EQUITY IN LOSS
  OF SUBSIDIARIES .............         (5,039)       (7,558)          (4,294)                -             16,891            -
                                       -------     ---------        -----------        ---------           --------    --------
     Loss before income taxes           (5,039)       (3,354)          (7,486)            (3,177)           16,891        (2,165)
PROVISION FOR
  INCOME TAXES.................             -          1,685                -              1,189                -          2,874
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS....         (5,039)       (5,039)          (7,486)            (4,366)           16,891        (5,039)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (6,646)           -                -                  -                 -         (6,646)
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON                )
 STOCKHOLDERS..................        $(11,685    $  (5,039)       $  (7,486)         $  (4,366)          $16,891     $ (11,685)
                                       ========    =========        =========          =========           ========    =========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                For the SIX MONTHS Ended JUNE 30, 2002
                                                              (unaudited)
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 277,711        $      -           $ 111,951           $    -      $ 389,662
COST OF SALES..................             -        243,280               -             104,521                -        347,801
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross income..............             -         34,431               -               7,430                -         41,861
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES......             -         11,877                -              7,321                -         19,198
                                       -------     ----------       ---------          ----------          -------     ---------
     Operating income..........             -         22,554                -                109                -         22,663
INTEREST EXPENSE...............             -         23,394            3,268              1,181                -         27,843
EQUITY IN LOSS
  OF SUBSIDIARIES .............        (21,560)      (12,870)         (16,027)                 -            50,457            -
                                       -------     ---------        -----------        ---------           --------    --------
     Loss before income taxes          (21,560)      (13,710)         (19,295)            (1,072)           50,457        (5,180)
PROVISION (BENEFIT) FOR
  INCOME TAXES.................             -           (324)          (1,992)               394                 -        (1,922)
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE........................        (21,560)      (13,386)         (17,303)            (1,466)           50,457        (3,258)
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE, net of income taxes...             -         (8,174)           4,717            (14,845)                -       (18,302)
                                       -------     ----------       ---------          -----------         -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS....        (21,560)      (21,560)         (12,586)           (16,311)           50,457       (21,560)
PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (6,055)            -                -                  -                 -        (6,055)
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS ATTRIBUTABLE TO COMMON                )
 STOCKHOLDERS..................        $(27,615    $ (21,560)       $ (12,586)         $ (16,311)          $50,457     $ (27,615)
                                       ========    =========        =========          =========           ========    =========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                          As of JUNE 29, 2003
                                                              (unaudited)
                                                            (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding        GmbH & Co., KG                       U.S. Can
                                 Corporation    Can Company        (Guarantor       (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)        Subsidiaries)     Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $     18,198      $           -       $        848       $       -      $     19,046
     Accounts receivable......             -          59,257                   -            58,804                -          118,061
     Inventories..............             -          51,743                (600)           56,491                -          107,634
     Deferred income taxes....             -           5,535               1,977               237                -            7,749
     Other current assets.....             -           5,733                   -             4,468                -           10,201
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         140,466               1,377           120,848                -          262,691
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         142,476                   -            96,267                -          238,743
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          26,951                 606               460                -           28,017
OTHER NON-CURRENT ASSETS......             -          36,899                   -            14,317                -           51,216
INTERCOMPANY
  ADVANCES....................             -         247,492                   -                 -         (247,492)               -
INVESTMENT IN
  SUBSIDIARIES................             -               -              60,511                 -          (60,511)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    621,668      $       62,494      $    231,892       $ (308,003)    $    608,051
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $     10,544      $           -       $     35,172       $       -      $     45,716
     Accounts payable.........             -          48,921                   -            55,570                -          104,491
     Other current liabilities             -          44,572                  31            14,533                -           59,136
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         104,037                  31           105,275                -          209,343
liabilities...................
TOTAL LONG TERM DEBT..........           854         521,288                   -                 -                -          522,142
LONG TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          44,645                 672            29,988                -           75,305
OTHER LONG-TERM
  LIABILITIES.................             -           3,958                   -             3,002                -            6,960
PREFERRED STOCK...............       139,780               -                   -                 -                -          139,780
INTERCOMPANY LOANS............       112,056               -             118,056            17,380         (247,492)               -
INVESTMENT IN
  SUBSIDIARIES................        92,789          40,529                   -                 -         (133,318)               -
STOCKHOLDERS' EQUITY /
  (DEFICIT)...................      (345,479)        (92,789)            (56,265)           76,247           72,807         (345,479)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    621,668      $       62,494      $    231,892       $ (308,003)    $    608,051
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
                                                        As of December 31, 2002
                                                              (unaudited)
                                                            (000s omitted)

                                  U.S. Can     United States         USC May       USC Europe/ May    Eliminations       U.S. Can
                                                                  Verpackungen       Verpackungen
                                                                     Holding             GmbH
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)                      Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      5,707      $           -       $      6,083       $       -      $     11,790
     Accounts receivable......             -          43,623                   -            46,363                -           89,986
     Inventories..............             -          57,500                (600)           48,735                -          105,635
     Deferred income taxes....             -           5,535               1,977               218                -            7,730
     Other current assets.....             -           6,184                   -             8,282                -           14,466
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         118,549               1,377           109,681                -          229,607
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         147,588                   -            94,086                -          241,674
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          28,312                 606               422                -           29,340
OTHER NON-CURRENT ASSETS......             -          37,904                   -            12,917                -           50,821
INTERCOMPANY
  ADVANCES....................             -         240,791                   -                 -         (240,791)               -
INVESTMENT IN
  SUBSIDIARIES................             -               -              61,360                 -          (61,360)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    600,528      $       63,343      $    217,106       $ (302,151)    $    578,826
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $     11,078      $           -       $     15,075       $       -      $     26,153
     Accounts payable.........             -          47,901                   -            46,636                -           94,537
     Other current liabilities             -          48,389                  31            15,974                -           64,394
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         107,368                  31            77,685                -          185,084
liabilities...................
TOTAL LONG TERM DEBT..........           854         503,238                   -            19,437                -          523,529
LONG TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          44,603                 672            29,299                -           74,574
OTHER LONG-TERM
  LIABILITIES.................             -           3,714                   -             2,638                -            6,352
PREFERRED STOCK...............       133,133               -                   -                 -                -          133,133
INTERCOMPANY LOANS............       112,057               -             114,864            13,870         (240,791)               -
INVESTMENT IN
  SUBSIDIARIES................        97,802          39,407                   -                 -         (137,209)               -
STOCKHOLDERS' EQUITY /
  (DEFICIT)...................      (343,846)        (97,802)            (52,224)           74,177           75,849         (343,846)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    600,528      $       63,343      $    217,106       $ (302,151)    $    578,826
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
                                                FOR THE SIX MONTHS ENDED JUNE 29, 2003
                                                              (unaudited)
                                                             (000s omitted)

                                               U.S. Can        United          USC May        USC Europe / May      U.S. Can
                                                                            Verpackungen
                                                             States Can        Holding          Verpackungen
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING       $     -        $  7,148
                                                 --------       --------
  ACTIVITIES.................................................                  $  (7,495)           $ (5,699)        $  (6,046)
                                                                               ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (5,868)             -               (1,541)           (7,409)
  Proceeds from sale of property.......................-.....        256              -                5,173             5,429
                                                       -        --------       ---------            --------         ---------
      Net cash (used in) provided by                   -          (5,612)
                                                 --------       --------
investing activities.........................................                         -                3,632            (1,980)
                                                                               ---------            --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (6,561)          7,495                (934)                -
  Net borrowings under revolving line of               -          20,300
credit.......................................................                         -                    -            20,300
  Payments of other long-term debt.....................-.....     (2,784)             -               (4,342)           (7,126)
  Borrowings of other debt.............................-.....          -              -                3,557             3,557
                                                       -        --------       ---------            ---------        ---------
      Net cash (used in) provided by                   -          10,955
                                                 --------       ---------
financing
     activities..............................................                      7,495              (1,719)           16,731
                                                                               ----------           ----------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -               (1,449)           (1,449)
                                                       -        --------       ---------            ---------        ----------
INCREASE (DECREASE) IN CASH AND                        -          12,491
  CASH EQUIVALENTS...........................................                         -               (5,235)            7,256
CASH AND CASH EQUIVALENTS, beginning of                -           5,707
                                                 --------       ---------
  period.....................................................                         -                6,083            11,790
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $ 18,198       $      -             $    848         $  19,046
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

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Guarantor        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Subsidiary)        Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                     $     -        $  9,699       $  (4,524)           $ (9,336)        $  (4,161)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -          (6,765)             -               (4,271)          (11,036)
  Proceeds from the sale of property                   -             475              -                  116               591
  Investment in Formametal S.A.                        -            (133)             -                    -              (133)
                                                 --------       ---------      ---------            --------         ----------
    Net cash used in investing activities              -          (6,423)             -               (4,155)          (10,578)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances                     -          (4,179)          4,524                (345)                -
  Net borrowings under revolving line of
credit                                                 -           8,900              -                    -             8,900
  Payments of other long-term debt                     -          (4,340)             -               (1,349)           (5,689)
  Borrowings of other long-term debt                   -              -               -               13,750            13,750
                                             ------------   ------------  --------------     ---------------         ---------
    Net cash provided by financing
      activities                                       -             381           4,524              12,056            16,961
                                                 --------       --------       ----------           --------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                 -               -              -                 (452)             (452)
                                                 --------       --------       ---------            ---------        ----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            -           3,657              -               (1,887)            1,770
CASH AND CASH EQUIVALENTS, beginning
  of period                                            -           8,249              -                6,494            14,743
                                                 --------       ---------      ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period         $     -        $ 11,906       $      -             $  4,607         $  16,513
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

         As  more  fully  described  in  Note  (3) to the  Consolidated  Financial  Statements,  several  restructuring  programs  were implemented in order to streamline  operations and reduce costs.  The Company has  established  reserves and recorded  charges  against such reserves,  to cover the costs to implement the programs.  The estimated costs were determined  based on contractual  arrangements, quotes from  contractors,  similar  historical  activities  and other  judgmental  determinations.  Actual  costs may differ from those estimated.  In 2003, an additional  charge of $1.6 million was recorded related to position  elimination  costs in the U.S. and Europe.
The Company recorded the charge in accordance with SFAS No. 146,  "Accounting for Costs  Associated With Exit or Disposal  Activities."
SFAS No. 146 requires  that a liability for a cost  associated  with an exit or disposal  activity be recognized  when the liability is incurred.  SFAS No. 146  supercedes  the guidance of Emerging  Issues Task Force ("EITF")  Issue No. 94-3  "Liability  Recognition  for
Certain  Employee  Termination  Benefits  and Other Costs to Exit an  Activity,"  which  required  that  liabilities  for exit costs be recognized at the date of an entity's  commitment to an exit plan.  The adoption of SFAS No. 146 did not have a material  effect on the timing of the special charges recorded in the first half of 2003.

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

         Two of the critical  assumptions in determining our reported expense or liability for pensions or postretirement  benefits are the discount rate and the  long-term  expected rate of return on plan assets.  The use of a lower  discount rate and a lower  long-term expected  rate of return on plan assets would  increase the present  value of benefit  obligations  and  increase  pension  expense and postretirement  benefit  expense.  In 2002, we reduced our United States and foreign  discount  rates to reflect  market  interest rate conditions.

         To manage  interest rate  exposure,  the Company  enters into interest rate  agreements.  The net interest paid or received on these  agreements  is  recognized  as interest  income or expense.  Our  interest  rate  agreements  are  reported in the  Consolidated
Financial  Statements  at fair value using a  mark-to-market  valuation.  Changes in the fair value of the  contracts are recorded each period as a component of other  comprehensive  loss.  Gains or losses on our interest rate  agreements are  reclassified as earnings or losses in the period in which  earnings are  affected by the  underlying  hedged  item.  This may result in  additional  volatility  in reported  earnings,  other  comprehensive  loss and  accumulated  other  comprehensive  loss.  Our interest rate swaps and collars were entered into in 2000,  when interest  rates were higher than current  rates.  Accordingly,  these  contracts are "out of the money" and may require future payments if market  interest rates do not return to historical  levels.  These contracts  expire in October 2003. In addition,  if rates do increase above historical  levels and the  counterparties  to the agreements  default on their obligations under the  agreements,  our interest  expense would  increase.  The Company does not use  financial  instruments  for trading or  speculative purposes.

Results of Operations

Three month period ended June 29, 2003, as compared to the three month period ended June 30, 2002

         Consolidated  net sales for the three  months ended June 29, 2003 were $210.3  million as compared to $203.6  million in 2002, an increase of 3.3%.  Along business  segment  lines,  Aerosol net sales for the second quarter of 2003 decreased to $94.8 million from
$96.9 million for the same period in 2002, a 2.2%  decrease,  due  principally  to decreased  unit volume in the second quarter of 2003
($4.6  million),  offset  partially by changes in product pricing and mix ($2.5  million).  International  net sales increased to $70.8 million for the second  quarter of 2003 from $57.4 million for the second  quarter of 2002, an increase of $13.4 million or 23.3%.  The increase in  International  net sales was primarily due to the positive impact of the  translation of sales made in foreign  currencies
($12.6  million)  based upon using the same average U.S dollar  exchange  rates in effect during the second  quarter of 2002 along with increased  European  aerosol unit volume ($0.8 million).  Paint,  Plastic & General Line net sales  decreased $1.6 million,  from $32.7 million  for the second  quarter of 2002 to $31.1  million  for the  second  quarter of 2003.  This  decrease  was due  primarily  to a decrease in volume ($2.7 million)  partially  offset by a change in product mix and increasing  resin prices in our plastics  business, which are  contractually  passed on to customers ($1.1 million).  In the Custom & Specialty  segment,  sales decreased 17.9% from $16.6 million for the second quarter of 2002 to $13.6 million for the second quarter of 2003,  driven  primarily by a decline in volume ($5.5 million) partially offset by the positive impact of a change in the mix of products sold in the second quarter of 2003 ($2.5 million).

         Consolidated  cost of goods sold  increased  $4.9 million  to $185.6 million for the three months ended June 29, 2003 from the same  quarter in 2002.  The  principal  reasons for the  increase  included  the foreign  currency  translation  impact on costs ($12.1 million)  based upon using the same  average  U.S dollar  exchange  rates in effect  during the second  quarter of 2002 and  production inefficiencies  at May  Verpackungen  ($1.3 million).  The increase was partially offset by decreased costs resulting from a decline in metal paint volume ($5.5 million) combined with operating  efficiencies  resulting from  restructuring  programs ($3.0 million).  Gross income of $24.7 million for the  three-month  period ended June 29, 2003  increased  $1.8 million,  or 7.9%,  versus the  corresponding period of 2002.  Gross profit margin of 11.7% in the second  quarter of 2003  increased 0.5  percentage  points from the second quarter of 2002. Gross profit margin was positively impacted by operating  efficiencies  resulting from restructuring  programs (1.4 percentage points) and was negatively  impacted by decreased  volume (0.3 percentage  points) and production  inefficiencies  at May  Verpackungen
(0.6 percentage points).

         Selling,  general and  administrative  costs decreased from $9.9 million for the second quarter of 2002 to $8.7 million in the second quarter of 2003 primarily due to positive results from Company-wide cost saving programs.

         During  the second  quarter  of 2003,  the  Company  recorded a  restructuring  charge of $0.6  million  related to  potential additional  severance  costs for a  previously  terminated  employee  of May  Verpackungen.  The  employee  sued the Company for unfair dismissal  requesting  additional  severance in accordance with his employment  agreement.  In June 2003, the Company was informed that the courts intended to rule in favor of the terminated  employee and the Company  recorded a charge for the additional  severance.  The
Company  has not yet  received  the  appeals  court's  opinion.  See Note (10) to the  consolidated  financial  statements  for further information.

         Total cash  payments in the second  quarter of 2003 were $1.6 million  (primarily  severance and facility shut down costs) and the Company anticipates spending another $11.3 million over the next several years.

                              March 31,             Net              Cash                 June 29,
                             2003 Balance        Additions         Payments              2003 Balance
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Employee Separation                  $7.6                $0.6           $(0.7)                  $7.5
Facility Closing Costs                4.7                 -              (0.9)                   3.8
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Total                               $12.3                $0.6           $(1.6)                 $11.3 (a)
                           =================    =============    =============       ====================
                                   ================    ==============      =================

(a)      Includes $3.7 million classified as other long-term liabilities as of June 29, 2003.

         Interest  expense  in the  second  quarter of 2003  increased  $0.1  million  to $14.2  million  from the same  period of 2002 primarily due to higher average borrowings ($0.5 million) offset by lower interest rates ($0.4 million).

         Income tax expense  was $2.3  million  for the second  quarter of 2003  versus an income tax  benefit of $0.2  million for the second quarter of 2002.  During the fourth quarter of 2002,  the Company  recorded a valuation  allowance as it could not conclude that it is "more  likely  than not" that all of the  deferred  tax assets of certain  of its  foreign  operations  will be  realized  in the foreseeable  future.  Accordingly,  the Company did not record an income tax benefit related to the second quarter 2003 losses of those operations.

         Payment in kind  dividends of $3.4 million and $3.1 million on the  redeemable  preferred  stock were  recorded for the second quarters of 2003 and 2002, respectively.

Six month period ended June 29, 2003, as compared to the six month period ended June 30, 2002

         Net sales for the six-month  period ended June 29, 2003,  totaled $409.2  million,  a 5.0% increase  versus the  corresponding period in 2002.  Along business  segment lines,  Aerosol net sales were  relatively  flat between  periods with sales of $183.5 million recorded  in the first half of 2003  versus  $183.4  million  recorded in the same period of 2002.  International  sales  increased  to
$133.9  million for the first half of 2003 from $112.0  million for the first half of 2002, an increase of $21.9 million or 19.6%.  The increase in  International  net sales was primarily due to the positive impact of the  translation of sales made in foreign  currencies
($23.4  million)  based upon using the same average U.S dollar  exchange  rates in effect  during the first half of 2002 along with the positive  impact of a change in product mix ($1.3  million).  These  increases  were  partially  offset by a decrease in  International volume ($2.8  million) for the first six months of 2003.  Paint,  Plastic & General Line segment sales  increased 1.3% to $62.4 million for the first six months of 2003 from $61.6  million for the same period in 2002.  This  increase  was due  primarily to an increase in plastics  volume ($1.7 million) and a change in product mix and increasing  resin prices in our plastics  business ($1.4 million) which are  contractually  passed on to customers but are partially offset by the negative impact of a decrease in paint volume ($1.8 million)
and changes in product mix ($0.5  million).  Custom & Specialty  sales of $29.4 million  decreased from the $32.8 million for the first half of 2002,  driven  primarily  by a decline in volume ($2.5  million)  combined  with the negative  impact of a change in the mix of products sold over the first six months of 2003 ($0.9 million).

         Consolidated cost of goods sold of $363.1 million for the first half of 2003 increased  $15.3 million,  or 4.4%, from the same period in 2002.  The principal  reasons for the increase  included the foreign  currency  translation  impact on costs ($22.5  million)
based  upon  using the same  average  U.S  dollar  exchange  rates in effect  during  the  first six  months of 2002 and  International production  inefficiencies  ($3.4  million).  The increase was partially  offset by decreased  costs  resulting from a decline in metal paint and plastics  product  volume ($4.8  million)  along with operating  efficiencies  resulting  from  restructuring  programs ($5.8 million).  Gross income of $46.1 million for the six-month  period ended June 29, 2003  increased  $4.2 million,  or 10.0%,  versus the corresponding  period of 2002.  Gross profit  margin of 11.3% for the first six months of 2003  increased  0.6% from the same period in
2002.  The increase in gross margin  percentage  was primarily due to domestic  operating  efficiencies  resulting  from  restructuring programs (1.4 percentage points) partially offset by International inefficiencies (0.8 percentage points).

         Selling,  general,  and  administrative  expenses  were $18.3  million in the first half of 2003, a $0.9  million  decrease in comparison to the same period of 2002 due to positive results from Company-wide cost saving programs.

         During the first half of 2003,  the  Company  recorded a  restructuring  charge of $1.6  million.  A $1.0  million  charge was recorded  in the first  quarter of 2003  related to  position  elimination  costs in the U.S.  and Europe.  The  position  eliminations consisted of 16 employees,  including two management  level employees and an early  termination  program in one European  facility.  As discussed  previously,  a $0.6 million  charge was recorded in the second  quarter of 2003  related to potential  additional  severance costs for a previously terminated employee of May Verpackungen.

         Total cash payments in the first six months of 2003 were $6.0 million  (primarily  severance and facility shut down costs) and the Company  anticipates  spending  another $11.3 million over the next several  years.  The remaining  reserve  consists  primarily of employee  termination  benefits paid over time for approximately 29 salaried and 51 hourly employees  (approximately 600 positions were originally  identified for  elimination)  and other ongoing  facility exit costs.  The Company  recorded the charges in accordance with
SFAS No. 146,  "Accounting for Costs  Associated With Exit or Disposal  Activities."  SFAS No. 146 requires that a liability for a cost associated  with an exit or disposal  activity be recognized  when the liability is incurred  rather than at the  commitment  date. The adoption of SFAS No. 146 did not have a material effect on the timing of the special charge recorded in the second quarter of 2003.

         The table below presents the reserve categories and related activity as of June 29, 2003:

                           January 1, 2003          Net              Cash                 June 29,
                               Balance           Additions         Payments              2003 Balance
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Employee Separation                  $9.2                $1.6           $(3.3)                  $7.5
Facility Closing Costs                6.5                 -              (2.7)                   3.8
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Total                               $15.7                $1.6           $(6.0)                 $11.3 (a)
                           =================    =============    =============       ====================
                                   ================    ==============      =================

(a)      Includes $3.7 million classified as other long-term liabilities as of June 29, 2003.

         Interest  expense  increased  $0.4 million  from $27.8  million for the first six months of 2002 to $28.3 million for the same period in 2003 primarily due to higher average borrowings ($1.0 million) partially offset by lower interest rates ($0.6 million).

         Income tax  expense was $2.9  million  for the first half of 2003  versus an income tax benefit of $1.9  million for the first half of 2002.  During the fourth  quarter of 2002,  the Company  recorded a valuation  allowance  as it could not  conclude  that it is
"more  likely than not" that all of the deferred tax assets of certain of its foreign  operations  will be realized in the  foreseeable future.  Accordingly, the Company did not record an income tax benefit related to the first half of 2003 losses of those operations.

         Payment in kind  dividends of $6.6  million and $6.1  million on the  redeemable  preferred  stock were  recorded in the first half of 2003 and 2002, respectively.

Liquidity and Capital Resources

         During the first half of 2003,  liquidity  needs were met through  borrowings  made under credit  lines and proceeds  from the sale of a facility.  Principal liquidity needs included operating costs,  working capital and capital  expenditures.  Cash flow used by operations  was $6.0  million for the six months  ended June 29,  2003,  compared to cash used of $4.2 million for the six months ended
June 30, 2002.  The increased use of cash by operations is due primarily to increases in working capital.

         Net cash used in  investing  activities  was $2.0 million for the first half of 2003 as compared to $10.6  million  (primarily capital  spending) for the first half of 2002.  First half of 2003  investing  activities  included  capital  spending of $7.4 million, including $1.6 million in  conjunction  with the Company's  restructuring  programs,  offset by the proceeds  received from the sale of property of $5.4  million.  Proceeds  received  from the sale of property  during the first half of 2003 are composed  primarily of the payment received for the sale of the Company's Daegeling, Germany facility, which was sold at the end of 2002.

         Net cash  provided by financing  activities  in the first six months of 2003 was $16.7  million,  versus $17.0 million for the same period in 2002. The primary  financing  sources were  borrowings  under the revolving  credit portion of the Senior Secured Credit
Facility and unsecured  revolving  lines of credit granted by various banks to fund the seasonal  working  capital  requirements of May
Verpackungen.

         On July 22, 2003,  the Company  completed an offering of $125 million of 10 7/8% Senior  Secured Notes due 2010. The Notes are
secured,  on a second priority  basis,  by  substantially  all of the collateral  that currently  secures the Company's  Senior Secured
Credit Facility.

         The Company also amended its Senior  Secured  Credit  Facility to permit the offering of the Second  Priority  Senior  Secured
Notes and adjust certain  financial  covenants,  among other things.  These  amendments  also permit,  from time to time and subject to certain  conditions,  the  Company  to make  borrowings  under its  revolving  credit  facility  for  repurchases  of a portion  of its outstanding 12 3/8% senior subordinated notes in open market or privately negotiated purchases.

         The Company  used the $125  million in proceeds  generated  from the  offering to prepay  $23.3  million of its Tranche A term loan,  $46.7 million of its Tranche B term loan and to reduce its  borrowings  under its revolving  credit  facility by $55.0  million.
The  repayments  under the revolving  credit  facility did not reduce the $110.0  million  amount  available for  borrowings  under the facility.  The Company  expects to incur  approximately  $7.6 million of fees and expenses  related to the offering and senior  secured credit facility amendment.

         At June 29,  2003,  prior to the  aforementioned  refinancing,  $90.0  million  had been  borrowed  under the  $110.0  million revolving loan portion of the Senior Secured Credit  Facility.  Letters of Credit of $11.7 million were also  outstanding  securing the
Company's  obligations under various insurance programs and other contractual  agreements.  In addition,  the Company had $19.0 million of cash and cash  equivalents at quarter end. As discussed  previously,  the Company  reduced its  borrowings  under the revolving loan portion of the  facility  with $55 million of the  proceeds of the Senior  Secured  Notes.  After  payment of a portion of the fees and expenses, borrowings under the revolver were $36.3 million (excluding letters of credit) at the close of business on July 22, 2003.

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

         During April 2003, a formal  demand for security  was made by the lenders  under May's credit  facilities.  On April 30, 2003,
May granted two of its banks a collateral  interest in its inventory and accounts  receivable in exchange for their  agreement to allow the  continuation  of  facilities in the amount of(euro)11.8  million  through June 30, 2003.  In addition,  United States Can Company made payments  of(euro)1.5  million  on May 7, 2003 and(euro)1.0 on June 30,  2003 in full  payment  of term  loans  for which one of May's  lenders demanded  early payment in accordance  with terms of the  borrowings.  These term loans were  guaranteed by U.S. Can. May has initiated discussions  with several banks to secure a new facility that would replace the existing  facilities  and allow it to meet its seasonal borrowing  needs and has received an extension of the existing  facilities  through August 30, 2003. This facility is expected to be in an amount  comparable  to  historical  credit lines and secured in the same manner as the  existing  borrowings.  Discussions  with our banks are in the early stages;  however,  management  believes that it will be able to secure adequate  financing to meet May's working capital  needs.  If May is unable to secure  adequate  substitute  financing  or  defaults  on  payments  of debt  under its  borrowing agreements,  the Company will need to provide  financing for May from other sources  available to it, including  currently  existing or new lines of credit in the United  States and Europe.  There can be no  assurance  that the  existing  banks will extend or replace the current facilities,  that new banks will extend the required level of credit, that May will not default under its borrowing  agreements or that funds will be available from other sources to finance May's  requirements,  each of which could have a material  adverse effect on our financial position.

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

Item 4. Controls and Procedures

         During the period ended June 29, 2003,  under the supervision and with the  participation  of the Chief Executive  Officer and the Chief  Financial  Officer,  the Company  evaluated the  effectiveness  of the design and operation of its  disclosure  controls and procedures  pursuant  to Rule  13a-15  of the  Securities  and  Exchange  Act of  1934.  As of the  end of the  period,  the  Company's management,  including the Chief Executive Officer and the Chief Financial Officer,  concluded that the Company's  disclosure  controls and procedures  are effective and timely in alerting them to material  information  relating to the Company  required to be included in the Company's  reports filed or submitted  under the Exchange Act.  There have been no  significant  changes in the Company's  internal controls or in other factors which could significantly affect internal controls subsequent to the time of such evaluation.

                                                                PART II
                                                           OTHER INFORMATION

Item 1. Legal Proceedings
         We are involved in litigation  from time to time in the ordinary  course of our business.  In our opinion,  the  litigation is not material to our financial condition or results of operations.

Legal

         Walter Schmidt,  former finance director at May Verpackungen GmbH ("May") sued for unfair dismissal  following  termination of his  employment  contract.  The contract  had a five-year  term and Schmidt  remains in pay status  through its notice  period,  ending
January  31,  2005.  Mr.  Schmidt  claims  that he also is due a severance  settlement  of five years'  salary at the end of the notice period.  In July 2002, the labor courts of first  instance ruled that Mr.  Schmidt's  notice date and  termination  should be effective
December 31, 2005,  and that the severance  settlement is due at that time.  On January 7, 2003,  May appealed this ruling.  On June 2,
2003, a German  appeals court heard the appeal.  On June 4, 2003,  the appeals court  indicated to the parties that it intended to rule in Mr. Schmidt's favor and would issue an opinion detailing its decision.  We have not yet received the appeals court's opinion.

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

Item 6. Exhibits and Reports On Form 8-K
(a)      Exhibits
3.7      Amended and Restated Certificate of Incorporation of U.S. Can Corporation dated
                           December 19, 2002.

31.1     Certification of Chief Executive Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

31.2     Certification of Chief Financial Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

                  32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
                  32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
         (b)      Reports on Form 8-K
(i)      The Company  furnished  to the  Commission a Current  Report on Form 8-K on May 7, 2003 to announce its results of  operations for the period ended March 30, 2003.  The Company's  first  quarter 2003  earnings  press release was attached to the Current Report.

(ii)     The  Company  furnished  to the  Commission  a  Current  Report  on  Form  8-K on June  26,  2003 to  announce  the  Company's consideration  of an offering of up to $125 million of new second  priority senior secured notes and potential amendment to the Company's  senior secured credit facility.  A copy of the Company's press release  announcing the potential offering and amendment was attached to the Current Report.

                                                              SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date:  August 8, 2003                                                          By:   /S/ Sandra K. Vollman
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