Form 10-Q
period 2003-09-28
US CAN CORP
filed 2003-11-06
CIK 895726

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
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                           For the Quarterly Period Ended September 28, 2003

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

                                                       Yes |_| No |X|

         As of November 3, 2003, 53,333.333 shares of Common Stock were outstanding.

=======================================================================================================================================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                               FORM 10-Q

                                           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

                                                           TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the Three and Nine Months Ended
                 September 28, 2003 and September 29, 2002........................................................     3

                 Consolidated Balance Sheets as of September 28, 2003 and December 31, 2002.......................     4

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 28, 2003 and September 29, 2002........................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    27

Item 6.          Exhibits and Reports on Form 8-K.................................................................    28

                                               INCLUSION OF FORWARD-LOOKING INFORMATION

         Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws.
Such statements involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different than any future results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include general economic and business conditions; the Company's substantial debt and ability to generate sufficient cash flows to service its debt; the Company's compliance with the financial covenants contained in its various debt agreements; changes in market conditions or product demand; the level of cost reduction achieved through restructuring and capital expenditure programs; changes in raw material costs and availability; downward selling price movements; currency and interest rate fluctuations; increases in the Company's leverage;  the
Company's ability to effectively integrate acquisitions; changes in the Company's business strategy or development plans; the timing and cost of plant closures; the success of new technology; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. In light of these and other risks and uncertainties as described under "Risk Factors"
in the Company's Annual Report on From 10-K for the fiscal year ended December 31, 2002 and filed with the Securities and Exchange
Commission in March 2003, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (000's omitted)

                                                                      For The                            For The
                                                                 Three Months Ended                 Nine Months Ended
                                                         ----------------------------------- ---------------------------------
                                                          September 28,     September 29,    September 28,     September 29,
                                                               2003              2002             2003             2002
                                                         ----------------- ----------------- ---------------  ----------------
                                                                                     (unaudited)
Net Sales                                                  $   204,508         $   205,474     $   613,710      $   595,136
Cost of Sales                                                  183,783             185,674         546,931          533,475
                                                           -----------         -----------     -----------      -----------
     Gross Income                                               20,725              19,800          66,779           61,661
Selling, General and Administrative Expenses                     8,829               9,373          27,166           28,571
Special Charges                                                   (791)              5,071             830            5,071
                                                           ------------        -----------     -----------      -----------
     Operating Income                                           12,687               5,356          38,783           28,019
Interest Expense                                                14,643              12,122          40,876           37,942
Bank Financing Fees                                              2,507               1,014           4,535    -       3,037
                                                           -----------         -----------     -----------    - -----------
     Loss Before Income Taxes                                   (4,463)             (7,780)         (6,628)         (12,960)
Provision (Benefit) for Income Taxes                              (167)             (2,551)          2,707           (4,473)
                                                           ------------        ------------    -----------      -----------

Net Loss Before Cumulative Effect of
   Accounting Change                                            (4,296)             (5,229)         (9,335)          (8,487)

Cumulative Effect of Accounting Change, net of income
   taxes                                                             -                   -               -          (18,302)
                                                           -----------         -----------     -----------      -----------
Net Loss Before Preferred Stock Dividends                       (4,296)             (5,229)         (9,335)         (26,789)
Preferred Stock Dividend Requirement                            (3,485)             (3,158)        (10,131)          (9,213)
                                                           -----------         -----------     -----------      -----------
Net Loss Attributable to Common Stockholders               $    (7,781)        $    (8,387)    $   (19,466)     $   (36,002)
                                                           ===========         ===========     ===========      ===========

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                (000's omitted, except per share data)

                                                                                 September 28,      December 31,
                                    ASSETS                                           2003               2002
                                                                                ----------------  -----------------
CURRENT ASSETS:                                                                            (unaudited)
      Cash and cash equivalents                                                   $      10,016     $       11,790
      Accounts receivable, net of allowances                                            110,026             89,986
      Inventories                                                                       103,638            105,635
      Deferred income taxes                                                               6,811              7,730
      Other current assets                                                                8,483             14,466
                                                                                ----------------  -----------------
          Total current assets                                                          238,974            229,607

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                         233,296            241,674

GOODWILL                                                                                 27,384             27,384

DEFERRED INCOME TAXES                                                                    27,265             29,340

OTHER NON-CURRENT ASSETS                                                                 54,989             50,821
                                                                                ----------------  -----------------
          Total assets                                                            $     581,908     $      578,826
                                                                                ================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations          $      30,136     $       26,153
      Accounts payable                                                                   84,764             94,537
      Accrued expenses                                                                   53,739             51,446
      Restructuring reserves                                                              5,453             11,990
      Income taxes payable                                                                  771                958
                                                                                ----------------  -----------------
          Total current liabilities                                                     174,863            185,084

LONG TERM DEBT                                                                          533,756            523,529

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS                                                                         75,342             74,574

OTHER LONG-TERM LIABILITIES                                                               6,644              6,352
                                                                                ----------------  -----------------

          Total liabilities                                                             790,605            789,539

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized,
   106,667 shares issued & outstanding                                                  143,265            133,133

STOCKHOLDERS' EQUITY:
      Common stock, $10.00 par value, 100,000 shares authorized,
        53,333 shares issued & outstanding                                                  533                533
      Additional paid in capital                                                         52,800             52,800
      Accumulated other comprehensive loss                                              (39,726)           (51,076)
      Accumulated deficit                                                              (365,569)          (346,103)
                                                                                ----------------  -----------------
          Total stockholders' equity / (deficit)                                       (351,962)          (343,846)
                                                                                ----------------  -----------------
              Total liabilities and stockholders' equity                          $     581,908     $      578,826
                                                                                ================  =================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (000's omitted)

                                                                                           For the Nine Months Ended
                                                                                       September 28,
                                                                                           2003          September 29, 2002
                                                                                     ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (unaudited)
  Net loss before preferred stock dividend requirements                                  $    (9,335)        $   (26,789)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
      Depreciation and amortization                                                           28,159              27,320
      Special charges                                                                            830               5,071
      Cumulative effect of accounting change                                                      -               18,302
      Deferred income taxes                                                                      991              (6,389)
  Change in operating assets and liabilities, net of effect of acquired businesses:
      Accounts receivable                                                                    (16,134)             (4,605)
      Inventories                                                                              6,105              (5,040)
      Accounts payable                                                                       (13,687)               (870)
      Accrued expenses                                                                        (2,397)             (9,324)
      Other, net                                                                               3,176              (2,262)
                                                                                         -----------         -----------
          Net cash used in operating activities                                               (2,292)             (4,586)
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures including restructuring capital                                        (9,853)            (18,537)
  Proceeds from sale of property                                                               5,429               5,763
  Investment in Formametal S.A.                                                                    -                (133)
                                                                                         -----------         ------------
          Net cash used in investing activities                                               (4,424)            (12,907)
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 10 7/8% senior secured notes                                                   125,000                  -
  Net borrowings (payments) under the revolving line of credit                               (30,100)             10,600
   Borrowings of other debt                                                                    3,498              14,964
  Payment of Tranche A loan                                                                  (27,294)             (4,000)
  Payment of Tranche B loan                                                                  (47,206)               (500)
  Payments of other debt, including capital lease obligations                                (11,025)             (3,937)
  Payments of debt financing costs                                                            (6,455)                  -
                                                                                         ------------        -----------
          Net cash provided by financing activities                                            6,418              17,127
                                                                                         ------------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (1,476)               (525)
                                                                                         -------------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (1,774)               (891)

CASH AND CASH EQUIVALENTS, beginning of year                                                  11,790              14,743
                                                                                         ------------        -----------

CASH AND CASH EQUIVALENTS, end of period                                                 $    10,016         $    13,852
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
                                                          SEPTEMBER 28, 2003
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

         Certain  prior year  amounts  have been  reclassified  to conform with the 2003  presentation.  Additionally,  results for the first nine months of 2002 were restated  related to the Company's  adoption of Statement of Financial  Accounting  Standards (SFAS) No.
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

STOCK-BASED COMPENSATION

         The Company  periodically  issues  stock  options  under the U.S. Can 2000 Equity  Incentive  Plan.  The Company  continues to utilize the  intrinsic  fair value method under APB Opinion No. 25 to account for its  stock-based  compensation  plan;  therefore,  no compensation costs are recognized in the Company's financial statements for options granted.

         In accordance  with SFAS No. 148, the following  table presents (in thousands) what the Company's net loss would have been had the Company determined  compensation  costs using the fair value-based  accounting method for the three and nine months ended September
28, 2003 and September 29, 2002.

                                              Three Months Ended                     Nine Months Ended
                                      ------------------------------------ --------------------------------------

                                        September 28,     September 29,      September 28,     eptember 29, 2002
                                            2003              2002               2003         S
                                      ------------------------------------ ------------------ -------------------

Net Loss Before Preferred Stock        $                 $                  $                  $
  Dividends................................................................    (4,296)           (5,229)            (9,335)            (26,789)

Stock-Based Compensation Cost,
  net of tax...............................               (20)              (38)               (60)               (114)
                                      ------------------------------------ ------------------ -------------------

Pro-Forma Net Loss Before Preferred    $                 $                  $                  $
  Stock Dividends......................           (4,316)           (5,267)            (9,395)            (26,903)
                                      ==================================== ================== ===================

 NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No.  145  "Rescission  of FASB  Statements  No.  4, 44,  and 46,  Amendment  of FASB  Statement  No.  13,  and  Technical
Corrections"  was issued in April 2002 and is effective for fiscal years beginning  after May 15, 2002.  This statement  eliminates the current  requirement  that  gains and losses on  extinguishment  of debt be  classified  as  extraordinary  items in the  statement  of operations.  Instead,  the statement  requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB
Opinion 30 to  determine  whether or not such gains or losses  should be  classified  as an  extraordinary  item.  The  statement  also contains other  corrections to  authoritative  accounting  literature in SFAS 4, 44 and 46. In accordance with the  pronouncement,  the
Company  adopted the standard on January 1, 2003.  There was no impact to the Company's 2003 or 2002 financial  position and results of operations as a result of the adoption.

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

         In May 2003,  the FASB issued SFAS No. 149,  "Amendment of Statement 133 on Derivative  Instruments  and Hedging  Activities."
SFAS No. 149 amends and clarifies  accounting for derivative  instruments  including certain derivative  instruments  embedded in other contracts and hedging  activities  under SFAS No. 133. It is effective for contracts  entered into or modified  after June 30, 2003 and for hedging  relationships  designated  after June 30, 2003.  The  adoption of this  standard  did not impact the  Company's  financial position or results of operations.

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
This  Statement is effective for financial  instruments  entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period  beginning  after June 15, 2003. In accordance  with the  pronouncement,  the Company adopted the standard on June 30, 2003. At September  28, 2003,  the Company had $143.3  million of  redeemable  preferred  stock.  However,  as the
Company's  redeemable  preferred stock does not contain an unconditional  obligation requiring the Company to redeem it by transferring assets at a specified or determinable  date, or upon an event certain to occur,  the adoption of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of  approximately  $30.7 million and $30.9 million for the nine months ended  September 28, 2003 and
September  29, 2002,  respectively.  The Company paid $1.3  million in income  taxes for the nine months ended  September  28, 2003 and
$1.5 million for the nine months ended September 29, 2002.

(3) SPECIAL CHARGES

2003
----

         During the first nine months of 2003, the Company  recorded net special  charges of $0.8 million.  $1.0 million of the charges were  recorded in the first quarter of 2003 related to position  elimination  costs in the U.S. and Europe.  The position  eliminations consisted of 16 employees,  including two management level employees and an early termination  program in one European  facility.  $0.6 million of the charges were recorded in the second quarter of 2003 related to additional  severance  costs for a previously  terminated employee at May  Verpackungen.  During the third quarter of 2003,  the Company  recorded a net  restructuring  benefit of $0.8 million.
The net benefit  includes a $0.2 million  charge  related to management  position  elimination  costs at May  Verpackungen  offset by a reserve reduction of $1.0 million in connection with a reassessment of previously  established  reserves related to the closing in 2002 of the Burns Harbor facility.

         The  Company  recorded  the 2003  charges in  accordance  with SFAS No. 146,  "Accounting  for Costs  Associated  With Exit or
Disposal  Activities."  SFAS No. 146 requires that a liability for a cost  associated  with an exit or disposal  activity be recognized when the  liability is incurred  rather than at the  commitment  date.  The adoption of SFAS No. 146 did not have a material  effect on the timing of the  special  charges  recorded in the first nine  months of 2003.  Total cash  payments in the first nine months of 2003 were $7.3 million  (primarily  severance and facility shut down costs) and the Company  anticipates  spending another $9.2 million over the next several years. The remaining  reserve consists  primarily of employee  termination  benefits paid over time for  approximately
28 salaried and 43 hourly  employees  (approximately  600 positions  were  originally  identified  for  elimination)  and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of September 28, 2003:

                           January 1, 2003          Net              Cash          September 28,
                               Balance          Additions(b)       Payments         2003 Balance
                           -----------------    -------------    -------------    -----------------
                           -----------------    -------------    -------------    -----------------
Employee Separation                  $9.2               $1.0            $(4.5)            $5.7
Facility Closing Costs                6.5                 (0.2)          (2.8)             3.5
                           -----------------    -------------    -------------    -----------------
                           -----------------    -------------    -------------    -----------------
Total                               $15.7                               $(7.3)               $9.2 (a)
                                                $0.8
                           =================    =============    =============    =================

(a)      Includes $3.7 million classified as other long-term liabilities as of September 28, 2003.

(b)      Includes a reserve reduction of $1.0 million in connection with a reassessment of previously established reserves related to the closing in 2002 of the Company's Burns Harbor facility.

2002
----

         During the third quarter of 2002, the restructuring  reserves established in 2001 were reassessed,  resulting in an additional charge of  approximately  $5.1 million.  The increased  reserves were  primarily due to additional  employee  separation  costs of $4.4 million and facility  carrying costs of $2.1 million.  Additionally,  employee  separation  costs related to our Burns Harbor  facility closing were  reassessed,  resulting in a reserve  reduction of $1.4 million.  The increased  employee  separation costs were primarily due to larger  payments made to employees of the Southall,  England plant as a result of the extension of the closure period and to the elimination  of  additional  positions  in  connection  with the 2001  corporate  termination  program.  Facility  closing  costs  were reassessed as a result of recent landlord negotiations.

         Total cash  payments in the first nine months of 2002 were $15.9  million.  The remainder of the reserve  consisted  primarily of employee  termination  benefits paid over time for approximately 78 salaried and 144 hourly employees  (approximately  600 positions were  originally  identified for  elimination),  future cash payments for employee  benefits as required under union  contracts,  lease termination and other facility exit costs.

         The table below presents the reserve categories and related activity as of September 29, 2002:

                           January 1, 2002          Net              Cash          Other (b)          September 29,
                               Balance          Additions(c)       Payments                            2002 Balance
                           -----------------    -------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    -------------    --------------------
Employee Separation                 $21.2               $ 3.0          $(12.4)            $0.6               $12.4
Facility Closing Costs               10.7                 2.1            (3.5)             1.6                10.9
                           -----------------    -------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    -------------    --------------------
Total                               $31.9               $ 5.1          $(15.9)            $2.2               $23.3 (a)
                           =================    =============    =============    =============    ====================

(a)      Includes $6.0 million classified as other long-term liabilities as of September 29, 2002.
(b)      Non-cash foreign currency translation impact and the reversal of $1.5 million of asset write-offs previously expensed in the
              2001 restructuring.

(c)      Includes a reserve reduction of $1.4 million in connection with a reassessment of previously established reserves related to the closing in 2002 of the Company's Burns Harbor facility.

(4) INVENTORIES

         All domestic  inventories  are stated at cost  determined by the last-in,  first-out  ("LIFO")  cost method,  not in excess of market.  Subsidiaries'  inventories  of  approximately  $51.5  million at September 28, 2003 and $48.1 million at December 31, 2002 are stated at cost  determined by the first-in,  first-out  ("FIFO") cost method,  not in excess of market.  FIFO cost of LIFO  inventories approximated their LIFO value at September 28, 2003 and at December 31, 2002.

Inventories reported in the accompanying balance sheets are classified as follows (000's omitted):

                                                                                        September 28,      December 31,
                                                                                            2003               2002
                                                                                    -----------------   ----------------
         Raw materials........................................................      $          21,790    $        23,492
         Work in process......................................................                 43,507             46,435
         Finished goods.......................................................                 38,341             35,708
                                                                                    -----------------    ---------------
                                                                                    $         103,638    $       105,635
                                                                                    =================    ===============

(5) DEBT OBLIGATIONS

         On July 22, 2003,  United  States Can Company  completed an offering of $125 million of 10 7/8% Senior  Secured Notes due 2010
("Second  Priority Senior Secured Notes").  The Notes are secured,  on a second priority basis, by substantially  all of the collateral that  currently  secures the Company's  Senior Secured Credit  Facility.  The Company used the $125 million in proceeds  generated from the  offering  to prepay  $23.3  million  of its  Tranche A term  loan,  $46.7  million  of its  Tranche B term loan and to reduce  its borrowings  under its revolving  credit facility by $55.0 million.  The repayments  under the revolving  credit facility did not reduce the $110.0 million amount available for borrowings under the facility.

         The Company also amended its Senior  Secured  Credit  Facility to permit the offering of the Second  Priority  Senior  Secured
Notes and adjust certain  financial  covenants,  among other things.  These  amendments  also permit,  from time to time and subject to certain  conditions,  the  Company  to make  borrowings  under its  revolving  credit  facility  for  repurchases  of a portion  of its outstanding 12 3/8% senior  subordinated  notes.  The Company has paid  approximately  $6.4 million of fees and expenses related to the offering and senior secured credit facility  amendment through September 28, 2003, and expects to incur  approximately  $1.2 million of additional  fees and expenses.  These fees (net of the $1.2 million that has been expensed as discussed  below) will be amortized  over the life of the applicable borrowings.

         Bank financing fees include the  amortization of deferred  financing fees and, for the third quarter of 2003 and the 2003 year to date periods,  $1.2 million of the fees related to the amendment of the Senior Secured  Credit  Facility that were paid and expensed by the Company.

         The Senior Secured Credit  Facility,  the Second Priority Senior Secured Notes and the 12 3/8% Senior  Subordinated  Notes due
2010  ("Senior  Subordinate  Notes")  contain a number of financial and  restrictive  covenants.  The covenants for the Senior  Secured
Credit Facility were amended on July 22, 2003,  effective as of June 29, 2003. Under the Company's  Senior Secured Credit Facility,  it
is required to meet certain  financial tests,  including  achievement of a minimum EBITDA level, a minimum  interest  coverage ratio, a minimum fixed charge coverage ratio and a maximum  leverage  ratio.  The  restrictive  covenants  limit the Company's  ability to incur debt, pay dividends or make  distributions,  sell assets or consolidate  or merge with other  companies.  The Company was in compliance with all of the required financial ratios and other covenants under each facility, as amended, at September 28, 2003.

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

         During  April 2003 due to the decrease in May's  earnings  since its  acquisition  by the Company and their lack of comfort in lending to a  foreign-owned  company,  May's  lenders made a formal  demand for security  under May's credit  facilities.  On April 30,
2003, May granted two of its banks a collateral  interest in its inventory and accounts  receivable in exchange for their  agreement to allow the  continuation  of  facilities  in the amount of(euro)11.8  million.  May's  lenders have  verbally  agreed to extend the existing facilities  through  November 30,  2003.  In  addition,  May made  payments of(euro)1.5 million on May 7, 2003 and(euro)1.0 million on June 30,
2003 in full payment of term loans for which one of May's lenders  demanded early payment in accordance  with terms of the  borrowings.
These term loans were  guaranteed  by U.S.  Can.  May is  currently  in the  process of  finalizing  an accounts  receivable  factoring arrangement  which will be effective  later this year,  pending  final  documentation.  May also expects to maintain  smaller  lines of credit for seasonal  working capital needs.  The Company  expects to complete these  arrangements by December 31, 2003 and believes the existing  lenders will further  extend the current  facilities  through  December  31, 2003 if  necessary.  If the Company is unable to complete the  factoring  arrangements,  the Company  will need to provide  financing  for May from other  sources  including  potential further  extensions  from the  current  bank  group.  There  can be no  assurance  that  the  Company  will  enter  into the  factoring arrangement,  that May's lenders will continue to extend the current  facilities if a factoring  arrangement is not completed,  or that funds will be available  from other sources to finance May's  requirements,  each of which could have a material  adverse effect on our financial position.

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

         The  following is a summary of revenues  from external  customers  and income  (loss) from  operations  for the three and nine month periods ended September 28, 2003 and September 29, 2002, respectively (000's omitted):

                                                                  Three Months Ended                 Nine Months Ended
                                                            ------------------------------- ---------------------------------
                                                                September 28,   September 29,   September 28,     September 29,
                                                                    2003            2002            2003              2002
                                                            --------------  --------------------------------  ------------
  REVENUES FROM EXTERNAL CUSTOMERS:
  Aerosol                                                          $88,535         $93,550        $272,081          $276,914
  International                                                     72,627          62,935         206,492           174,886
  Paint, Plastic & General Line                                     28,437          29,862          90,795            91,450
  Custom & Specialty                                                14,909          19,127          44,342            51,886
                                                                    -------         -------         -------           ------
  Total revenues                                                  $204,508        $205,474        $613,710          $595,136
                                                                  =========       =========       =========         ========

  INCOME (LOSS) FROM OPERATIONS:
  Aerosol                                                          $14,754         $15,159         $46,141           $43,694
  International                                                       (354)            (10)           (821)               99
  Paint, Plastic & General Line                                      2,293           1,700          10,155             7,326
  Custom & Specialty                                                 1,428            (426)          2,282              (152)
                                                                     ------           ------         ------             -----
  Total Segment Income From Operations                              18,121          16,423          57,757            50,967
  Unallocated Selling, General & Administrative Expenses            (6,225)         (5,996)        (18,144)          (17,877)
  (a)
  Corporate Expenses (b)                                               791          (5,071)           (830)           (5,071)
  Interest Expense                                                 (14,643)        (12,122)        (40,876)          (37,942)
  Bank Financing Fees                                               (2,507)         (1,014)         (4,535)           (3,037)
                                                                    --------        ---------       --------          -------

  Loss Before Income Taxes                                         $(4,463)        $(7,780)        $(6,628)         $(12,960)
                                                                   ========        ========        =========        =========

  (a)  Represents domestic Selling, General & Administrative expenses.  The Company does not allocate these costs to its domestic segments.
  (b)  Represents special charges for the entire Company.  Management does not evaluate segment performance including such charges.  See Note (3) for further information on the Company's special charges.

(7) COMPREHENSIVE NET INCOME (LOSS)

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                       September 28,      December 31,
                                                                                            2003              2002
                                                                                        -------------   ---------------
         Foreign Currency Translation Adjustment ...................................        $(16,606)          $(25,044)
         Minimum Pension Liability Adjustment.......................................         (22,863)           (22,346)
         Unrealized Loss on Cash Flow Hedges........................................            (257)            (3,686)
                                                                                        ------------     --------------
         Total Accumulated Other Comprehensive Loss.................................         $(39,726)         $(51,076)
                                                                                        =============    ==============

         The  components  of  comprehensive  loss for the three and nine months ended  September 28, 2003 and September 29, 2002 are as follows (000's omitted):
                                                                  Three Months Ended                 Nine Months Ended
                                                            ------------------------------- --------------------------
                                                              September 28,  September 29,    September 28,     September 29,
                                                                  2003           2002             2003              2002
                                                            -------------- ---------------- ----------------  ----------
  Net Loss Before Preferred Stock Dividends                     $ (4,296)      $ (5,229)        $ (9,335)         $(26,789)
  Unrealized Gain (Loss) on Cash Flow Hedges (a)                   1,199           (294)           3,429              (328)
  Foreign Currency Translation Adjustment                             99            498            7,921             1,701
                                                                --------       --------         --------          --------
  Comprehensive Income (Loss)                                   $ (2,998)      $ (5,025)        $  2,015          $(25,416)
                                                                =========      =========        ========          =========

(a)      Net of  reclassification  of losses  included in interest  expense of $1.7 million and $1.5 million for the three months ended
        September 28, 2003 and September 29, 2002,  respectively  and $4.9 million and $4.3 million for the nine months ended September
        28, 2003 and September 29, 2002, respectively.

(8) COMMITMENTS AND CONTINGENCIES

Environmental

         United  States Can has been named as a  potentially  responsible  party for costs  incurred in the  clean-up of a  groundwater plume partially  extending  underneath  United Sates Can's former site in San Leandro,  California.  United States Can is a party to an indemnity agreement related to this matter with the owner of the property.  Extensive soil and groundwater  investigative work has been performed at this site in a coordinated  sampling event in 1999. The results of the sampling were  inconclusive as to the source of the contamination.  In November 2002, as part of a larger sampling scheme, the State requested that the Company sample existing  monitoring wells at the San Leandro  property.  The Company  completed the sampling and received the results in the first  quarter of 2003.  These results  generally  show that the  concentration  of  contamination  is declining,  which the Company views as a positive  development.
While the State of  California  has not yet commented on either the 1999 or the 2003 sampling  results,  the Company  believes that the principal source of contamination is unrelated to its past operations.

Legal
         The Company is involved in  litigation  from time to time in the ordinary  course of its business.  In the Company's  opinion, the litigation is not material to its financial condition or results of operations.

         Walter Schmidt,  former finance director at May sued for unfair dismissal  following  termination of his employment  contract.
The contract had a five-year term and Schmidt  remains in pay status  through its notice  period,  ending January 31, 2005. Mr. Schmidt claimed that he also is due a severance  settlement  of five years'  salary at the end of the notice  period.  In July 2002,  the labor courts of first instance  ruled that Mr.  Schmidt's  notice date and  termination  should be effective  December 31, 2005, and that the severance  settlement is due at that time. On January 7, 2003,  May appealed  this ruling.  In June 2003, a German  appeals court heard the appeal and advised the  parties  that it would rule in  Schmidt's  favor.  In August  2003,  the  appeals  court  issued an opinion finding that the judgment  could not be overturned  and that no further  appeal would be allowed.  Payments to Mr. Schmidt will be made over time in accordance with the terms of his contract.

(9) SUBSIDIARY GUARANTOR INFORMATION

         The following presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent Guarantor"),  United
States Can Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary  Guarantor"),  and the  Issuer's  European
subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor Subsidiaries"),  as of September 28, 2003 and December 31,
2002 and for the nine months ended  September 28, 2003 and September 29, 2002.  Investments  in  subsidiaries  are accounted for by the
Parent  Guarantor,  the Issuer and the  Subsidiary  Guarantor  under the equity method for purposes of the  supplemental  consolidating presentation.  Earnings  of  subsidiaries  are,  therefore,  reflected  in  their  parent's  investment  accounts  and  earnings.  This consolidating  information  reflects the guarantors and  non-guarantors of the Issuer's 12 3/8% senior  subordinated  notes and 10 7/8%
senior secured notes.

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

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             For the NINE Months Ended SEPTEMBER 28, 2003
                                                              (unaudited)
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 407,218        $      -           $ 206,492           $    -      $ 613,710
COST OF SALES..................             -        348,640               -             198,291                -        546,931
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross income..............             -         58,578               -               8,201                -         66,779
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -         18,144                -              9,022                -         27,166
SPECIAL CHARGES................             -           (500)               -              1,330                -            830
                                       -------     -----------      ---------          ----------          -------     ---------
     Operating income (loss)...             -         40,934                -             (2,151)               -         38,783
INTEREST EXPENSE...............             -         33,640            4,788              2,448                -         40,876
BANK FINANCING FEES............             -          4,535                -                  -                -          4,535
EQUITY IN LOSS
  OF SUBSIDIARIES .............         (9,335)      (10,927)          (4,519)                -             24,781            -
                                       -------     ---------        -----------        ---------           --------    --------
     Loss before income taxes           (9,335)       (8,168)          (9,307)            (4,599)           24,781        (6,628)
PROVISION FOR
  INCOME TAXES.................             -          1,167                -              1,540                -          2,707
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS....         (9,335)       (9,335)          (9,307)            (6,139)           24,781        (9,335)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................        (10,131)           -                -                  -                 -        (10,131)
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON                )
 STOCKHOLDERS..................        $(19,466    $  (9,335)       $  (9,307)         $  (6,139)          $24,781     $ (19,466)
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
                                                            (000's omitted)

                                                                   USC May         USC Europe/ May
                                                   United       Verpackungen      Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company        (Guarantor        (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ ------------- ------------------ -------------------- ------------- -------------

NET SALES......................        $    -      $ 420,250       $      -            $ 174,886           $    -      $ 595,136
COST OF SALES..................             -        369,379              -              164,096                -        533,475
                                       -------     ----------      ---------           ----------          -------     ---------
     Gross income..............             -         50,871              -               10,790                -         61,661
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES......             -         17,880               -              10,691                -         28,571
SPECIAL CHARGES...............              -          2,367               -               2,704                -          5,071
                                       -------     ----------      ---------           ----------          -------     ---------
     Operating income..........             -         30,624               -              (2,605)               -         28,019
INTEREST EXPENSE...............             -         31,145           4,886               1,911                -         37,942
BANK FINANCING FEES............             -          3,037              -                   -                 -          3,037
EQUITY IN LOSS
  OF SUBSIDIARIES .............        (26,789)      (16,419)        (15,965)                  -            59,173            -
                                       -------     ---------       -----------         ---------           --------    --------
     Loss before income taxes          (26,789)      (19,977)        (20,851)             (4,516)           59,173       (12,960)
PROVISION (BENEFIT) FOR
  INCOME TAXES.................             -         (1,362)         (2,572)               (539)                -        (4,473)
                                       -------     ---------       ---------           ----------          -------     ---------
NET LOSS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE........................        (26,789)      (18,615)        (18,279)             (3,977)           59,173        (8,487)
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE, net of income taxes...             -         (8,174)          4,717             (14,845)                -       (18,302)
                                       -------     ----------      ---------           -----------         -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS....        (26,789)      (26,789)        (13,562)            (18,822)           59,173       (26,789)
PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (9,213)            -               -                   -                 -        (9,213)
                                       -------     ---------       ---------           ---------           -------     ---------
NET LOSS ATTRIBUTABLE TO COMMON                )
 STOCKHOLDERS..................        $(36,002    $ (26,789)      $ (13,562)          $ (18,822)          $59,173     $ (36,002)
                                       ========    =========       =========           =========           ========    =========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                       As of SEPTEMBER 28, 2003
                                                              (unaudited)
                                                            (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding        GmbH & Co., KG                       U.S. Can
                                 Corporation    Can Company        (Guarantor       (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)        Subsidiaries)     Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      8,954      $           -       $      1,062       $       -      $     10,016
     Accounts receivable......             -          51,990                   -            58,036                -          110,026
     Inventories..............             -          52,178                (600)           52,060                -          103,638
     Deferred income taxes....             -           4,596               1,977               238                -            6,811
     Other current assets.....             -           4,864                   -             3,619                -            8,483
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         122,582               1,377           115,015                -          238,974
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         139,118                   -            94,178                -          233,296
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          26,197                 606               462                -           27,265
OTHER NON-CURRENT ASSETS......             -          40,821                   -            14,168                -           54,989
INTERCOMPANY
  ADVANCES....................             -         249,605                   -                 -         (249,605)               -
INVESTMENT IN
  SUBSIDIARIES................             -               -              60,507                 -          (60,507)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    605,707      $       62,490      $    223,823       $ (310,112)    $    581,908
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      1,010      $           -       $     29,126       $       -      $     30,136
     Accounts payable.........             -          31,176                   -            53,588                -           84,764
     Other current liabilities             -          44,833                  31            15,099                -           59,963
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          77,019                  31            97,813                -          174,863
liabilities...................
TOTAL LONG TERM DEBT..........           854         532,902                   -                 -                -          533,756
LONG TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          44,431                 672            30,239                -           75,342
OTHER LONG-TERM
  LIABILITIES.................             -           3,627                   -             3,017                -            6,644
PREFERRED STOCK...............       143,265               -                   -                 -                -          143,265
INTERCOMPANY LOANS............       112,056               -             119,652            17,897         (249,605)               -
INVESTMENT IN
  SUBSIDIARIES................        95,787          43,515                   -                 -         (139,302)               -
STOCKHOLDERS' EQUITY /
  (DEFICIT)...................      (351,962)        (95,787)            (57,865)           74,857           78,795         (351,962)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    605,707      $       62,490      $    223,823       $ (310,112)    $    581,908
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
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003
                                                              (unaudited)
                                                             (000s omitted)

                                               U.S. Can        United          USC May        USC Europe / May      U.S. Can
                                                                            Verpackungen
                                                             States Can        Holding          Verpackungen
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING       $     -        $  6,682
                                                 --------       --------
  ACTIVITIES.................................................                  $  (9,307)           $    333         $  (2,292)
                                                                               ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (8,028)             -               (1,825)           (9,853)
  Proceeds from sale of property.......................-.....        256              -                5,173             5,429
                                                       -        --------       ---------            --------         ---------
      Net cash (used in) provided by                   -          (7,772)
                                                 --------       --------
investing activities.........................................                         -                3,348            (4,424)
                                                                               ---------            --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (8,803)          9,307                (504)                -
  Issuance of 10 7/8% senior secured notes.............-.....    125,000              -                    -           125,000
  Net payments under revolving line of                 -         (30,100)
credit.......................................................                         -                    -           (30,100)
  Borrowings of other debt.............................-.....          -              -                3,498             3,498
  Payment of Tranche A loan............................-.....    (27,294)             -                    -           (27,294)
  Payment of Tranche B loan............................-.....    (47,206)             -                    -           (47,206)
  Payments of other long-term debt.....................-.....       (805)             -              (10,220)          (11,025)
  Payments of debt financing costs.....................-.....     (6,455)             -                   -             (6,455)
                                                       -        ---------      ---------            --------         ----------
      Net cash (used in) provided by                   -           4,337
                                                 --------       ---------
financing
     activities..............................................                      9,307              (7,226)            6,418
                                                                               ----------           ----------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -               (1,476)           (1,476)
                                                       -        --------       ---------            ---------        ----------
INCREASE (DECREASE) IN CASH AND                        -           3,247
  CASH EQUIVALENTS...........................................                         -               (5,021)           (1,774)
CASH AND CASH EQUIVALENTS, beginning of year...........-.....      5,707              -                6,083            11,790
                                                       -        ---------      ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  8,954       $      -             $  1,062         $  10,016
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

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Guarantor        (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Subsidiary)        Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                     $     -        $ 14,663       $  (5,557)           $(13,692)        $  (4,586)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 -         (10,391)             -               (8,146)          (18,537)
  Proceeds from the sale of property                   -             800              -                4,963             5,763
  Investment in Formametal S.A.                        -            (133)             -                    -              (133)
                                                 --------       ---------      ---------            --------         ----------
    Net cash used in investing activities              -          (9,724)             -               (3,183)          (12,907)
                                                 --------       --------       ---------            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances                     -          (8,337)          5,557               2,780                 -
  Net borrowings under revolving line of
credit                                                 -          10,600              -                    -            10,600
  Borrowings of other long-term debt                   -              -               -               14,964            14,964
  Payment of Tranche A loan                            -          (4,000)             -                    -            (4,000)
  Payment of Tranche B loan                            -            (500)             -                    -              (500)
  Payments of other long-term debt                     -          (2,178)             -               (1,759)           (3,937)
                                             ------------   ------------- --------------     ----------------     -------------
    Net cash provided by financing
      activities                                       -          (4,415)          5,557              15,985            17,127
                                                 --------       ---------      ----------           --------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                 -               -              -                 (525)             (525)
                                                 --------       --------       ---------            ---------        ----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            -             524              -               (1,415)             (891)
CASH AND CASH EQUIVALENTS, beginning
  of year                                              -           8,249              -                6,494            14,743
                                                 --------       ---------      ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period         $     -        $  8,773       $      -             $  5,079         $  13,852
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

The Company's critical accounting policies are described in Note (2) to its audited consolidated financial statements.  Significant business or customer conditions could cause material changes to the amounts reflected in the Company's financial statements.  For example, the Company enters into contractual agreements with certain of its customers for rebates, generally based on annual sales volumes.  Should the Company's estimates of the customers' annual sales volumes vary materially from the sales volumes actually realized, revenue may be materially impacted.  However, the Company has not historically been required to make material adjustments to its rebate accruals.  The Company generally assumes that customers will achieve the highest level of rebate that has been negotiated unless we have a high level of certainty that this will not occur.  Therefore, it is unlikely that adjustments of estimated rebates to actual earned rebates will have a materially adverse impact on revenues.  Similarly, a large portion of the
Company's inventory is manufactured to customer specifications.  Other inventory is generally less specific and saleable to multiple customers.  However, losses may result should the Company manufacture customized products which it is unable to sell.  Since raw materials inventory is generally not customer-specific, losses would generally relate to work in progress and finished goods inventory.  An increase of 1% in the level of reserves for work in progress and finished goods inventory would result in a pretax charge of less than $1 million.  The Company has not historically experienced major deviations in the level of reserve for unsaleable inventory, except in the case of discontinued product lines.  Management also estimates allowances for collectibility related to its accounts  receivable.  These  allowances are based on the customer  relationships,  the aging and turns of accounts  receivable,  credit  worthiness  of customers,  credit  concentrations  and payment  history.  Despite the Company's  best efforts,  the inability of a particular  customer to pay its debts could impact  collectibility of receivables and could have an impact on future revenues if the customer is unable to arrange other financing.

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

         In accordance with SFAS 144,  "Accounting for the Impairment or Disposal of Long-Lived  Assets," we continually review whether events and  circumstances  subsequent to the acquisition of any long-lived  assets have occurred that indicate the remaining  estimated useful lives of those assets may warrant revision or that the remaining  balance of those assets may not be recoverable.  If events and circumstances  indicate that the long-lived  assets should be reviewed for possible  impairment,  we use  projections to assess whether future cash flows or operating income (before  amortization) on an undiscounted  basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate.  Should an impairment be identified,  a loss would be reported to the extent that the carrying  value of the impaired  assets  exceeds  their fair values as determined by valuation techniques  appropriate in the  circumstances  that could include the use of similar  projections on a discounted  basis. Our estimates of future cash flows are based on historical  performance,  our assessment of the impact of economic and  industry-specific  trends and
Company-prepared  projections.  These  estimates are highly likely to change from period to period based on performance  and changes in market and  economic  conditions.  A  significant  decline in our  assessment  of future  cash flows and a  significant  decline in our assessment of the fair value of long-lived assets could cause us to record material impairment losses.

         As  more  fully  described  in  Note  (3) to the  Consolidated  Financial  Statements,  several  restructuring  programs  were implemented in order to streamline  operations and reduce costs.  The Company has  established  reserves and recorded  charges  against such reserves,  to cover the costs to implement the programs.  The estimated costs were determined  based on contractual  arrangements, quotes from  contractors,  similar  historical  activities  and other  judgmental  determinations.  Actual  costs may differ from those estimated.  At September 28, 2003,  $9.2 million of reserves for these  programs were  included in the Company's  consolidated  balance sheet.  $5.5 million of these reserves related to employee  separation  costs for employees that have already been separated.  As these payments will be made over time,  actual  payments may not reflect the amounts accrued but they are unlikely to vary  materially.  $3.7 million of the reserve  relates to future costs related to  facilities  that the Company has closed.  The Company has made  assumptions regarding  the period of time that it will  require to dispose of these  facilities.  In most cases,  the Company  has  included  costs through the life of the leases.  If the Company  disposes of or  subleases  the  facilities  earlier  than  expected,  the Company will reduce the level of the reserve.

         In 2003,  an  additional  net charge of $0.8  million was  recorded  related to  position  elimination  costs in the U.S.  and
Europe.  The Company  recorded the charge in  accordance  with SFAS No. 146,  "Accounting  for Costs  Associated  With Exit or Disposal
Activities."  SFAS No. 146 requires that a liability for a cost  associated  with an exit or disposal  activity be recognized  when the liability  is  incurred.  SFAS No. 146  supercedes  the  guidance of  Emerging  Issues Task Force  ("EITF")  Issue No. 94-3  "Liability
Recognition for Certain  Employee  Termination  Benefits and Other Costs to Exit an Activity," which required that liabilities for exit costs be  recognized  at the date of an  entity's  commitment  to an exit plan.  The  adoption  of SFAS No. 146 did not have a material effect on the timing of the special charges recorded in the first nine months of 2003.

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

         Due to a history of  operating  losses in  certain  foreign  countries  coupled  with the  deferred  tax assets  that arose in connection with the restructuring  programs and goodwill impairment charges,  the Company determined that it could not conclude that it was "more  likely  than not" that all of the  deferred  tax  assets of certain  of its  foreign  operations  would be  realized  in the foreseeable  future.  Accordingly,  during the fourth quarter of 2002, the Company  established a valuation  allowance of $44.7 million to provide for the  estimated  unrealizable  amount of its deferred tax assets as of December  31, 2002.  The Company will  continue to assess the valuation  allowance  and, to the extent it is determined  that such  allowance is no longer  required,  these  deferred tax assets will be recognized in the future.

         As of December 31, 2002,  after the  provision of the valuation  allowance,  the Company had $34.4 million of net deferred tax assets  included in its  consolidated  balance  sheet.  The  majority of the net deferred tax assets  results from net  operating  loss carryforwards  in the United  States.  The  carrforwards  expire in 2020 through 2022.  At current tax rate,  the Company must generate
$89.4 million of taxable  income in order to realize the benefits of these net  operating  losses.  The Company has  estimated  that it will generate the taxable  income  required to realize the deferred tax assets  related to these losses.  If the Company were to assume that it would not generate any taxable income, it would be required to provide a valuation allowance for $34.4 million.

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

         Two of the critical  assumptions in determining our reported expense or liability for pensions or postretirement  benefits are the discount rate and the  long-term  expected rate of return on plan assets.  The use of a lower  discount rate and a lower  long-term expected  rate of return on plan assets would  increase the present  value of benefit  obligations  and  increase  pension  expense and postretirement  benefit  expense.  A 1% decrease in the Company's  discount rate would have caused the Company's  2002 pension  expense to increase by approximately  $02 million and the Company's  special charge related to the pension benefit impact of a facility closing would have  increased  by  approximately  $0.3  million.  A 1%  decrease in the  Company's  assumed  return on plan  assets  would have increased the Company's  pension  expense by  approximately  $0.3 million.  At December 31, 2002, the Company reduced its discount rate related  to its  U.S.  plan by 0.5%.  This  increased  the  Company's  annual  2003  pension  and  postretirement  benefit  expense  by approximately $0.5 million.

         As required under the Company's  senior secured credit facility,  the Company entered into interest rate  agreements.  The net interest paid or received on these  agreements is recognized as interest  income or expense.  Our interest rate agreements are reported in the Consolidated  Financial  Statements at fair value using a mark-to-market  valuation.  Changes in the fair value of the contracts are  recorded  each  period  as a  component  of other  comprehensive  loss.  Gains or  losses  on our  interest  rate  agreements  are reclassified  as earnings  or losses in the period in which  earnings  are  affected  by the  underlying  hedged  item.  The  Company's interest  rate swaps and collars were entered into in 2000,  when interest  rates were higher than current  rates.  Accordingly,  these contracts  were "out of the money" and the  Company  paid $5.8  million in 2002 and $6.2  million in 2003  through the October 10, 2003 expiration  date of these  agreements.  As of October 10, 2003,  the Company no longer has any interest rate  instruments.  The Company does not use financial instruments for trading or speculative purposes.

Results of Operations

Three month period ended September 28, 2003, as compared to the three month period ended September 29, 2002
         The following table presents the Company's Revenue and Gross Income by segment for the third quarter of 2003 as compared to the third quarter of 2002.

                                       For the three months ended September 28, 2003 and September 29, 2002

                                                  Revenue               Gross Income          Percentage to
                                                  -------               ------------          -------------
                                                                                                Sales
                                                                                                -----

                                                                     2003         2002        2003        2002
                                                                     ----         ----        ----        ----
                                        2003         2002
                                        ----         ----

Aerosol                                  $88,535      $93,550    $ 14,754     $ 15,159       16.7%       16.2%
International                             72,627       62,935       2,250        3,367        3.1%        5.3%
Paint, Plastic, & General Line            28,437       29,862       2,293        1,700        8.1%        5.7%
Custom & Specialty                        14,909       19,127       1,428        (426)        9.6%       -2.2%

                                    ---------------------------------------------------
               Total                    $204,508     $205,474    $ 20,725     $ 19,800       10.1%        9.6%
                                    ===================================================

         Consolidated  net sales for the three months ended  September  28, 2003 were $204.5  million as compared to $205.5  million in the  corresponding  period in 2002.  Along  business  segment  lines,  Aerosol net sales for third  quarter of 2003  decreased to $88.5 million  from $93.6  million for the same period in 2002,  a 5.4%  decrease,  due to decreased  unit  volume.  International  net sales increased  to $72.6  million  for the third  quarter of 2003 from $62.9  million  for the third  quarter of 2002,  an  increase of $9.7 million or 15.4%.  The increase was primarily due to the positive impact of the translation of sales made in foreign  currencies  ($8.3 million)  based upon using the same average U.S dollar  exchange  rates in effect during the third quarter of 2002 along with increased
May Verpackungen  unit volume ($2.4 million)  partially offset by the negative impact of decreased  European aerosol unit volume in the third  quarter  ($1.0  million).  Paint,  Plastic & General Line net sales  decreased  $1.4  million,  from $29.9 million for the third quarter of 2002 to $28.4  million  for the third  quarter of 2003.  This  decrease  was due  primarily  to a decrease  in volume  ($2.3 million)  partially offset by increasing resin prices in our plastics  business,  which are contractually  passed on to customers ($0.9 million).  In the  Custom &  Specialty  segment,  sales  decreased  22.1%  from $19.1  million  for the third  quarter of 2002 to $14.9 million for the third quarter of 2003, driven primarily by a decline in volume.

          Consolidated  gross income  increased  $0.9 million for the three  months ended  September  28, 2003 from the same quarter in
2002.  Along business  segment lines,  Aerosol gross income dollars  decreased by $0.4 million while the percentage to sales  increased from 16.2% to 16.7%,  primarily due to the positive impact of operational  efficiencies  relating to the  restructuring  programs ($1.9 million),  offset by the gross  margin  impact of the  sales  decrease  ($0.8  million)  and a related  overhead  absorption  impact of decreased  production  volumes ($1.5 million) . The  International  segment gross income  decreased $1.1 million versus the same period in 2002 and the percentage to sales  decreased from 5.3% to 3.1%.  The decline was driven by increased  materials and production  costs which cannot be passed through to customers at May  Verpackungen  ($0.7  million).  The positive  benefit of the Southall plant closure in the third  quarter of 2002 ($1.0  million)  was offset by the impact of  operational  inefficiencies  in the U.K.  and France  ($1.4 million).  The operational  inefficiencies  were caused by lower  production  levels and increased costs caused by a European heat wave and customer  volume losses in the U.K. The Paint,  Plastic & General Line segment gross income  increased $0.6 million versus the same period in 2002. The percentage to net sales  increased  from 5.7% in 2002 to 8.1% in 2003. The  improvement  was driven by the positive impact of  restructuring  programs and other cost reduction  programs.  The Custom & Specialty  segment gross income  increased to $1.4 million,  compared to a loss of $0.4 million in 2002. The  improvement  was driven by a  restructuring  program  benefit ($0.2 million)
and other cost reduction programs and operational improvements ($1.6 million).

         Selling,  general and  administrative  costs  decreased from $9.4 million for the third quarter of 2002 to $8.8 million in the third quarter of 2003 primarily due to positive results from Company-wide cost saving programs.
...................
         During the third  quarter of 2003,  the  Company  recorded  a net  restructuring  benefit  of $0.8  million.  The net  benefit includes a $0.2 million charge related to management position  elimination costs at May Verpackungen,  offset by a reserve reduction of
$1.0 million in connection  with a  reassessment  of previously  established  reserved  related to the closing in 2002 of the Company's
Burns Harbor  facility.  Total cash  payments in the third  quarter of 2003 were $1.3 million  (primarily  severance  and facility shut down costs) and the Company anticipates spending another $9.2 million over the next several years.
                               June 29,               Net               Cash          September 28,
                             2003 Balance        Reductions(b)        Payments         2003 Balance
                           -----------------    ----------------    -------------    -----------------
                           -----------------    ----------------    -------------    -----------------
Employee Separation                  $7.5                $(0.6)            $(1.2)             $5.7
Facility Closing Costs                3.8                 (0.2)             (0.1)              3.5
                           -----------------    ----------------    -------------    -----------------
                           -----------------    ----------------    -------------    -----------------
Total                               $11.3                $(0.8)            $(1.3)             $9.2 (a)
                           =================    ================    =============    =================

(a)      Includes $3.7 million classified as other long-term liabilities as of September 28, 2003.

(b)      Includes a reserve reduction of $1.0 million in connection with a reassessment of previously established reserves related to the closing in 2002 of the Company's Burns Harbor facility.
...................
         Interest expense in the third quarter of 2003 increased  20.8%, or $2.5 million,  versus the same period of 2002 due to higher interest rates ($1.1 million) and the interest expense impact of higher average borrowings ($1.4 million).

         Bank  financing  fees for the third  quarter of 2003 were $2.5  million as compared to $1.0  million for the third  quarter of
2002.  The 2003 third  quarter  increase  was due to $1.2  million of fees  incurred  and  expensed  by the Company to amend its Senior
Secured Credit  Facility.  In addition,  during the third quarter of 2003 the Company incurred  approximately  $5.2 million of fees and expenses  related to the offering and senior secured credit facility  amendment which will be amortized over the life of the applicable borrowings.  The Company  expects to incur an additional  $1.2 million of fees and expenses  related to the offering and senior secured credit  facility  during the remainder of 2003. The  amortization  of these fees and all other  deferred  financing fees is included in bank financing fees.

         During  the third  quarter of 2003,  the  Company  recorded  an income tax  benefit of $0.2  million  versus a benefit of $2.6 million  recorded for the same period of 2002.  During the fourth  quarter of 2002,  the Company  recorded a valuation  allowance as it could not conclude that it is "more likely than not" that all of the deferred tax assets of certain of its foreign  operations  will be realized in the  foreseeable  future.  Accordingly,  the Company did not record an income tax benefit related to the third quarter 2003 losses of those operations.

         Payment in kind  dividends of $3.5  million and $3.2  million on the  redeemable  preferred  stock were  recorded in the third quarter of 2003 and 2002, respectively.

Nine month period ended September 28, 2003, as compared to the nine month period ended September 29, 2002

         The following table presents the Company's Revenue and Gross Income by segment for the first nine months of 2003 as compared to the first nine months of 2002.

                                       For the nine months ended September 28, 2003 and September 29, 2002

                                                  Revenue               Gross Income          Percentage to
                                                  -------               ------------          -------------
                                                                                                Sales
                                                                                                -----

                                                                     2003         2002        2003        2002
                                                                     ----         ----        ----        ----
                                        2003         2002
                                        ----         ----

Aerosol                                 $272,081     $276,914    $ 46,141     $ 43,694       17.0%       15.8%
International                            206,492      174,886       8,201       10,793        4.0%        6.2%
Paint, Plastic, & General Line            90,795       91,450      10,155        7,326       11.2%        8.0%
Custom & Specialty                        44,342       51,886       2,282        (152)        5.1%       -0.3%

                                    ---------------------------------------------------
               Total                    $613,710     $595,136    $ 66,779     $ 61,661       10.9%       10.4%
                                    ===================================================

         Net sales  for the  nine-month  period  ended  September  28,  2003,  totaled  $613.7  million,  a 3.1%  increase  versus  the corresponding  period in 2002. Along business segment lines,  Aerosol net sales in the first nine months of 2003 were $272.1 million, a
1.7% decrease  versus the same period last year. The decrease is primarily due to a decrease in U.S.  volumes ($8.2 million)  partially offset by the pricing  impacts  resulting  from a change in customer  and product mix ($3.2  million).  International  sales  increased
$31.6 million from $174.9  million for the first nine months of 2002 to $206.5  million for the first nine months of 2003 primarily due to the positive  impact of the  translation of sales made in foreign  currencies  based upon using the same average U.S dollar exchange rates in effect  during the first nine months of 2002.  Paint,  Plastic & General Line segment  sales  decreased  $0.7 million to $90.8 million for the nine months ended  September 28, 2003.  This  decrease was due primarily to the negative  impact of a decrease in paint volume ($5.1 million)  partially  offset by an increase in plastics  volume ($2.2 million) and increasing  resin prices in our plastics business ($2.2 million) which are  contractually  passed on to customers.  Custom & Specialty sales of $44.3 million decreased from the
$51.9 million for the nine months ended September 29, 2002, driven primarily by a decline in volume.

          Consolidated  gross income increased $5.1 million for the nine-month  period ended September 28, 2003 from the same period in
2002.  Along business  segment lines,  Aerosol gross income  increased by $2.4 million and the percentage to sales increased from 15.8%
to 17.0%.  The increase in dollars and percentage to sales was driven by the positive impact of  restructuring  programs ($4.7 million)
partially  offset by  decreased  volume and the related  margin and overhead  absorption  impacts  ($2.3  million).  The  International segment gross income  decreased $2.6 million  versus the same period in 2002 and the  percentage to sales  decreased from 6.2% to 4.0%.
The decline in dollars and  percentage  to net sales was driven by  increased  material  and  production  costs which  cannot be passed through to customers at May  Verpackungen  ($2.8 million).  The positive  benefit of the Southall plant closure in the third quarter of
2002 ($3.0 million) was offset by the negative  impact of volume losses,  primarily in the U.K. ($2.8  million).  The Paint,  Plastic &
General Line segment gross income  increased $2.8 million  versus the same period in 2002.  The percentage to net sales  increased from
8.0% in 2002 to 11.2% in 2003.  The  improvement  is driven by  restructuring  program  benefits  ($0.7  million),  other plastics cost reductions  ($1.7  million)  and reduced  manufacturing  support  costs ($0.4  million).  The Custom & Specialty  segment  gross income increased to $2.3 million  compared to a loss of $0.2 million in 2002. The improvement  was driven by a  restructuring  program benefit of $0.6 million and other cost reduction programs of $1.9 million.

         Selling,  general,  and  administrative  expenses were $27.2 million in the first nine months of 2003, a $1.4 million decrease in comparison to the same period of 2002 due to positive results from Company-wide cost saving programs.

         During the first nine months of 2003, the Company  recorded net special  charges of $0.8 million.  $1.0 million of the charges were  recorded in the first quarter of 2003 related to position  elimination  costs in the U.S. and Europe.  The position  eliminations consisted of 16 employees,  including two management level employees and an early termination  program in one European  facility.  $0.6 million of the charges were recorded in the second  quarter of 2003 related to potential  additional  severance  costs for a previously terminated  employee at May Verpackungen.  During the third quarter of 2003, the Company recorded a net  restructuring  benefit of $0.8 million.  The net benefit includes a $0.2 million charge related to management  position  elimination costs at May Verpackungen  offset by a reserve reduction of $1.0 million in connection with a reassessment of previously  established  reserves related to the closing in
2002 of the Burns Harbor  facility.  Total cash  payments in the first nine months of 2003 were $7.3 million  (primarily  severance and facility  shut down costs) and the Company  anticipates  spending  another  $9.2 million over the next  several  years.  The  remaining reserve  consists  primarily of employee  termination  benefits paid over time for  approximately  28 salaried and 43 hourly  employees
(approximately  600 positions were originally  identified for  elimination) and other ongoing facility exit costs. The Company recorded the  charges in  accordance  with SFAS No. 146,  "Accounting  for Costs  Associated  With Exit or  Disposal  Activities."  SFAS No. 146
requires that a liability for a cost associated  with an exit or disposal  activity be recognized when the liability is incurred rather than at the  commitment  date.  The  adoption  of SFAS No. 146 did not have a  material  effect on the  timing of the  special  charges recorded in the first nine months of 2003.

         The table below presents the reserve categories and related activity as of September 28, 2003:

                           January 1, 2003          Net              Cash            September 28,
                               Balance          Additions(b)       Payments           2003 Balance
                           -----------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    --------------------
Employee Separation                  $9.2               $1.0            $(4.5)               $5.7
Facility Closing Costs                6.5                (0.2)           (2.8)                3.5
                           -----------------    -------------    -------------    --------------------
                           -----------------    -------------    -------------    --------------------
Total                               $15.7                $0.8           $(7.3)               $9.2 (a)
                           =================    =============    =============    ====================

(a)      Includes $3.7 million classified as other long-term liabilities as of September 28, 2003.

(b)      Includes a reserve reduction of $1.0 million in connection with a reassessment of previously established reserves related to the closing in 2002 of the Company's Burns Harbor facility.

         Interest  expense  increased  $3.0 million  from $37.9 million for the first nine months of 2002 to $40.9 million for the same period in 2003 due to higher  interest  rates ($0.6  million)  and the  interest  expense  impact of higher  average  borrowings  ($2.4 million).

         Bank  financing  fees for the first nine months of 2003 were $4.5 million as compared to $3.0 million for the third quarter of
2002.  The 2003  increase was due to $1.2  million of fees  incurred  and  expensed by the Company to amend its Senior  Secured  Credit
Facility.  In addition,  during 2003 the Company incurred  approximately  $5.2 million of fees and expenses related to the offering and senior secured credit  facility  amendment which will be amortized over the life of the applicable  borrowings.  The Company expects to incur an additional  $1.2 million of fees and expenses  related to the offering and senior secured credit facility during the remainder of 2003.  The amortization of these fees and all other deferred financing fees is included in bank financing fees.

         Income tax  expense was $2.7  million  for the first nine months of 2003 versus an income tax benefit of $4.5  million for the first nine months of 2002.  During the fourth  quarter of 2002,  the Company  recorded a valuation  allowance  as it could not conclude that it is "more  likely than not" that all of the  deferred  tax assets of certain of its foreign  operations  will be realized in the foreseeable  future.  Accordingly,  the Company did not record an income tax benefit related to the first nine months of 2003 losses of those operations.

         Payment in kind  dividends of $10.1  million and $9.2 million on the  redeemable  preferred  stock were  recorded in the first nine months of 2003 and 2002, respectively.

Liquidity and Capital Resources

         During the first nine months of 2003,  liquidity  needs were met through  borrowings made under credit lines and proceeds from the sale of a facility.  Principal liquidity needs included operating costs, working capital and capital  expenditures.  Cash flow used by  operations  was $2.3  million for the nine months  ended  September  28,  2003,  compared to cash used of $4.6 million for the nine months ended September 29, 2002.  The decreased use of cash by operations is due primarily to the decrease in the net loss.

         Net cash used in  investing  activities  was $4.4  million  for the first nine  months of 2003 as  compared  to $12.9  million
(primarily  capital  spending)  for the first nine  months of 2002.  Investing  activities  in the first nine  months of 2003  included capital  spending of $9.9 million,  including  $1.6 million in conjunction  with the Company's  restructuring  programs,  offset by the proceeds  received from the sale of property of $5.4 million.  Investing  activities in the first nine months of 2002 included  capital spending of $18.5 million,  including $8.3 million in connection  with the Company's  restructuring  programs,  offset by proceeds from the sale of property,  including the final payment received for the sale of the Southall  facility of $4.8 million.  Proceeds  received from the sale of property  during the first nine months of 2003 are  composed  primarily  of the payment  received  for the sale of the
Company's Daegeling, Germany facility, which was sold at the end of 2002.

         Net cash  provided by financing  activities  in the first nine months of 2003 was $6.4  million,  versus $17.1 million for the same period in 2002. The primary  financing  sources of cash were  borrowings  under the revolving line of credit as part of the Senior
Secured Credit Facility, after application of the repayments as discussed below.

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
The  repayments  under the revolving  credit  facility did not reduce the $110.0  million  amount  available for  borrowings  under the facility.  The  prepayments  under the  Tranche A term loan were  applied in direct  order of  maturity  and will  eliminate  quarterly principal  payments  through December 2005.  Through  September 28, 2003, the Company has incurred and re-borrowed  approximately  $6.4 million under its Senior Secured  Credit  Facility in connection  with the fees and expenses  related to the offering and the amendment of its Senior Secured Credit  Facility.  In addition,  the Company  expects to incur and re-borrow an additional $1.2 million for other fees and expenses related to the original offering of the notes.

         At September 28, 2003,  $39.6 million had been borrowed under the $110.0 million  revolving loan portion of the Senior Secured
Credit Facility.  Letters of Credit of $11.6 million were also outstanding  securing the Company's  obligations under various insurance programs and other contractual agreements.  In addition, the Company had $10.0 million of cash and cash equivalents at quarter end.

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

         During  April 2003 due to the decrease in May's  earnings  since its  acquisition  by the Company and their lack of comfort in lending to a  foreign-owned  company,  May's  lenders made a formal  demand for security  under May's credit  facilities.  On April 30,
2003, May granted two of its banks a collateral  interest in its inventory and accounts  receivable in exchange for their  agreement to allow the  continuation  of  facilities  in the amount of(euro)11.8  million.  May's  lenders have  verbally  agreed to extend the existing facilities  through  November 30,  2003.  In  addition,  May made  payments of(euro)1.5 million on May 7, 2003 and(euro)1.0 million on June 30,
2003 in full payment of term loans for which one of May's lenders  demanded early payment in accordance  with terms of the  borrowings.
These term loans were  guaranteed  by U.S.  Can.  May is  currently  in the  process of  finalizing  an accounts  receivable  factoring arrangement  which will be effective  later this year,  pending  final  documentation.  May also expects to maintain  smaller  lines of credit for seasonal  working capital needs.  The Company  expects to complete these  arrangements by December 31, 2003 and believes the existing  lenders will further  extend the current  facilities  through  December  31, 2003 if  necessary.  If the Company is unable to complete the  factoring  arrangements,  the Company  will need to provide  financing  for May from other  sources  including  potential further  extensions  from the  current  bank  group.  There  can be no  assurance  that  the  Company  will  enter  into the  factoring arrangement,  that May's lenders will continue to extend the current  facilities if a factoring  arrangement is not completed,  or that funds will be available  from other sources to finance May's  requirements,  each of which could have a material  adverse effect on our financial position.  As of October 26, 2003, there was approximately(euro)5.2 million outstanding under these facilities.

         At existing  levels of operations  and assuming the  renegotiation  of the May  facilities,  cash  generated  from  operations together with amounts to be drawn from the revolving  credit  facility,  are expected to be adequate to meet  anticipated  debt service requirements,  restructuring costs, capital  expenditures and working capital needs. Future operating  performance,  unexpected capital expenditures,  investments,  acquisitions and the ability to service or refinance the notes, to service, extend or refinance the Senior
Secured  Credit  Facility  and to redeem or  refinance  our  preferred  stock  will be  subject to future  economic  conditions  and to financial, business and other factors, many of which are beyond management's control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management does not believe the Company's exposure to market risk has significantly changed since year-end 2002.

Item 4. Controls and Procedures

         EVALUATION OF DISCLOSURE  CONTROLS AND PROCEDURES.  The Company's  management,  with the  participation of the Company's chief executive officer and chief financial  officer,  has evaluated the effectiveness of its disclosure  controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934, as amended (the "Exchange  Act")),  as of the end of the period covered by this  Quarterly  Report on Form 10-Q.  Based on such  evaluation,  the Company's  chief  executive  officer and chief financial  officer have concluded that as of such date, the Company's  disclosure  controls and procedures were designed to ensure that information  required  to be  disclosed  by the  Company  in reports  that it files or  submits  under the  Exchange  Act is  recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

         CHANGES IN INTERNAL  CONTROL OVER FINANCIAL  REPORTING.  There was no change in the Company's  internal control over financial reporting  (as defined in Rules  13a-15(f)  and  15d-15(f)  under the Exchange  Act) that  occurred  during the period  covered by this
Quarterly  Report on Form 10-Q that has materially  affected,  or is reasonably  likely to materially  affect,  the Company's  internal control over financial reporting.

                                                                PART II
                                                           OTHER INFORMATION

Item 1. Legal Proceedings
         We are involved in litigation  from time to time in the ordinary  course of our business.  In our opinion,  the  litigation is not material to our financial condition or results of operations.

Litigation

         Walter Schmidt,  former finance director at May sued for unfair dismissal  following  termination of his employment  contract.
The contract had a five-year term and Schmidt  remains in pay status  through its notice  period,  ending January 31, 2005. Mr. Schmidt claims that he also is due a  severance  settlement  of five years'  salary at the end of the notice  period.  In July 2002,  the labor courts of first instance  ruled that Mr.  Schmidt's  notice date and  termination  should be effective  December 31, 2005, and that the severance  settlement is due at that time. On January 7, 2003,  May appealed  this ruling.  In June 2003, a German  appeals court heard the appeal and advised the  parties  that it would rule in  Schmidt's  favor.  In August  2003,  the  appeals  court  issued an opinion finding that the judgment  could not be overturned  and that no further  appeal would be allowed.  Payments to Mr. Schmidt will be made over time in accordance with the terms of his contract.

Environmental Matters

         Our  operations  are subject to  environmental  laws in the United  States and abroad,  including the Clean Air Act, the Clean
Water Act, the Resource  Conservation  and Recovery Act and similar state and foreign laws. Our capital and operating  budgets  include costs and expenses  associated with complying with these laws,  including the acquisition,  maintenance and repair of pollution control equipment,  and  routine  measures  to  prevent,  contain and clean up spills of  materials  that occur in the  ordinary  course of our business.  In addition,  our production  facilities  require  environmental  permits that are subject to revocation,  modification  and renewal.  We believe that we are in substantial  compliance with  environmental  laws and our environmental  permit  requirements,  and that the costs and expenses  associated  with such  compliance are not material to our business.  However,  additional  operating costs and capital  expenditures could be incurred if, among other  developments,  additional or more stringent  requirements  relevant to our operations are promulgated.

         Under the federal Comprehensive  Environmental  Response,  Compensation and Liability Act of 1980, as amended ("CERCLA"),  and similar  state  statutes,  an owner or operator of real property or a person who arranges for disposal of hazardous  substances  may be liable for the costs of removing or  remediating  hazardous  substance  contamination.  Liability may be imposed  under these  statutes regardless  of  whether  the owner or  operator  owned or  operated  the real  property  at the time of the  release  of the  hazardous substances  and  regardless of whether the release or disposal was in  compliance  with law at the time of the  occurrence.  We are not aware of any current  material  claims  under  CERCLA or similar  state  statutes  against  us. We have been  however  designated  as a potentially  responsible party ("PRP") at nine superfund sites in the United States.  The Company is a de minimus  participant at eight of these sites and has entered into de minimus  settlements  at them.  The ninth site is the San Leandro,  California  remedial  action matter. As a potentially  responsible party, we are or may be legally responsible,  strictly,  jointly and severally with other members of the PRP group,  for the cost of  environmental  remediation  of these  sites.  Based on  currently  available  data,  we believe our contribution to these sites was, in most cases, minimal.

         We have been named as a PRP for costs  incurred in the  clean-up  of a regional  groundwater  plume ("the San Leandro  Plume")
partially extending  underneath a property located in San Leandro,  California,  formerly a site of one of our can assembly plants. The remedial  action  order for the San Leandro,  California  site was issued by the State of  California  Department  of Toxic  Substances
Control  (DTSC) in 1996.  The  remedial  action order was issued to three  entities - the  Company,  the former owner / operator of the site,  and the current  owner,  who purchased the site from the Company.  The San Leandro site is located within the San Leandro Plume.
A number of other CERCLA sites are located within the San Leandro Plume,  including the Caterpillar  Site, the  Singer-Fiden  Site, the
Factor  Avenue  Site and the 139th  Avenue  Site / Century  Plating.  With  regard to the San  Leandro  site,  both the former  owner /
operator  and the current  owner  tendered  the remedial  action  order to the Company for  indemnification.  With regard to the former owner / operator,  the Company acquired its former San Leandro,  California  facility from the former owner / operator when the Company was formed. When it acquired the San Leandro,  California facility,  the Company assumed certain liabilities subject to indemnification by the former owner / operator for claims made on or before  December,  1986. In general,  and for this  particular  site, the State of
California is not bound by the private  agreement between the Company and the former owner / operator.  Consequently,  the former owner
/ operator  tendered its obligations  under the remedial action order to the Company.  The Company accepted the tender with reservation of any legal rights it may have to seek  contribution or  reimbursement.  In its 1994 agreement with the current owner,  Company agreed to defend and  indemnify  the current  owner and their  successors  and assigns for any  claims,  including  investigative  or remedial action,  required by any  governmental  agency that  regulates  hazardous  substances.  Neither the  agreement  with the former owner /
operator or the current  owner  contains  any caps or limits.  Since 1996,  the Company has  expended  approximately  $250,000 for site investigation of the San Leandro site and for reimbursement of oversight costs associated with the San Leandro Plume.

         Extensive soil and groundwater  investigative  work has been performed on the San Leandro Plume,  including at the San Leandro site.  Currently,  the State of California is overseeing  remediation at an offsite source of  contamination  of the San Leandro Plume.
Periodically,  the State of California  conducts  regional  sampling to monitor the efficacy of the  remediation.  We, along with other
PRPs,  participated  in a coordinated  sampling  event in 1999. In November  2002, as part of a larger  sampling  scheme,  the State of
California  requested  that we sample  existing  monitoring  wells at the San  Leandro  property.  We  completed a round of sampling in
December 2002. The 2002 sampling  results  generally show that the  concentration  of  contamination  is declining,  which we view as a positive  development.  While the State has not yet  commented  on either the 1999 or the 2002  sampling  results,  we believe that the source of contamination is unrelated to our past operations.

         Based upon currently available  information,  the Company does not expect the effects of environmental  matters to be material to its financial position.

Item 6. Exhibits and Reports On Form 8-K
(a)      Exhibits
4.1      Indenture dated as of October 4, 2000 between United States Can Company and Bank One Trust Company,  N.A. as Trustee  (Exhibit
                           4.1 to the current report on Form 8-K, filed on October 18, 2000). (1)

4.2      Indenture dated as of July 22, 2003 among U.S. Can Corporation,  United States Can Company,  USC May Verpackungen Holding Inc.
                           and Wells Fargo Bank Minnesota,  National  Association (Exhibit 4.3 to the current report on Form 8-K, filed on July 22, 2003). (1)

31.1     Certification of Chief Executive Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

31.2     Certification of Chief Financial Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

                  32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
                  -----------------
(1)      Incorporated by reference.

         (b)      Reports on Form 8-K

(i)      The Company  furnished to the Commission a Current  Report on Form 8-K on July 10, 2003 to announce that the Company's  wholly owned  subsidiary  United  States Can Company  intended to offer $125  million of new second  priority  senior secured  notes.  The Company also  announced  that the Company had received  consent from its lenders to amend its senior  secured credit  facility.  Furthermore,  the Company  announced  that its German  subsidiary,  May
                         Verpackungen,  had obtained  extensions of the maturity  dates of its credit  facilities to August 30, 2003. A copy of the Company's press release announcing the offering and amendment was attached to the Current Report.

(ii)     The Company  furnished  to the  Commission  a Current  Report on July 22, 2003 to announce  that its wholly  owned  subsidiary
                         United  States Can Company had  completed  the  offering of $125 million of 10 7/8% senior  secured  notes and that the Company's  senior secured  credit  facility had been amended.  A copy of the indenture,  registration rights agreement, amendment and press release were attached to the Current Report.

(iii)    The Company  furnished to the  Commission a Current Report on Form 8-K on August 1, 2003 to announce its results of operations for the period ended June 29, 2003.  The Company's  second  quarter 2003  earnings  press release was attached to the Current Report.

(iv)     The Company  furnished to the  Commission a Current  Report on Form 8-K on September 19, 2003 to report  reclassifications  in the  Company's  2002 annual  financial  statements  in  accordance  with  Statement  of  Financial  Accounting
                         Standards No. 145,  "Rescission  of FASB  Statements  No. 4, 44, and 46,  Amendment of FASB  Statement No. 13,
                         and Technical  Corrections".  A copy of the Company's  restated  audited  financial  statements for the fiscal year ended December 31, 2002 were attached to the Current Report.

                                                              SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date:  November 5, 2003                                                        By: /S/ Sandra K. Vollman
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