Form 10-K
period 2003-12-31
US CAN CORP
filed 2004-03-18
CIK 895726

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

                                         For the fiscal year ended December 31, 2003

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
                                                      Yes |_| No |X|

         As of March 15, 2004, 53,333.333 shares of Common Stock were outstanding.

===========================================================================================================================

                                                     TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

                                                          PART I

                                                          PART II

Item 5.          Market for Common Equity and Related Stockholder Matters....................................         12
Item 6.          Selected Financial Data.....................................................................         13
Item 7.          Management's Discussion and Analysis of Financial

Item 9.          Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................................................         67
Item 9A.         Controls and Procedures.....................................................................         67

                                                         PART III

                                                          PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................         80

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

                                                          PART I

ITEM 1.  BUSINESS

General

         U.S. Can Corporation,  incorporated in Delaware in 1983,  through its wholly owned  subsidiary,  United States Can
Company,  is a leading  manufacturer  by volume of steel  containers  for  personal  care,  household,  automotive,  paint, industrial and specialty  products in the United States and Europe, as well as plastic  containers in the United States and food cans in Europe. We have  long-standing  relationships with many well-known  consumer products and paint  manufacturers
in  the  United  States  and  Europe,  including  Reckitt  Benckiser,   Sherwin  Williams,  S.C.  Johnson  and  CCL  Custom
Manufacturing.  We also produce  seasonal holiday tins sold by mass  merchandisers.  References in this report include U.S.
Can Corporation (the  "Corporation" or "U.S. Can"), its wholly owned subsidiary,  United States Can Company ("United States
Can"),  and United  States Can's  subsidiaries  (the  "Subsidiaries").  References in this report to "the  Company",  "we",
"us", or "our" refer to U.S. Can Corporation and all of its subsidiaries as a combined entity.

         Based on sales volume of steel aerosol  cans, we hold the number one market  position in the United States and the number two market  position  in Europe.  In  addition,  we hold the number two market  position in paint cans in the United
States,  by unit volume. We attribute our market leadership to our ability to consistently  provide  high-quality  products and service at competitive prices,  while continually  improving our product-related  technologies.  The references in this report to market  positions or market share are based on information  derived from annual reports,  trade  publications and management  estimates that the Company  believes to be reliable.  For financial  information  about  business  segments and geographic areas, refer to Note (15) to the Consolidated Financial Statements.

Business Segments

         We have four  business  segments:  Aerosol  Products;  International  Operations;  Paint,  Plastic & General  Line
Products; and Custom & Specialty Products.

   Aerosol Products

         As the largest producer of steel aerosol cans in the United States by sales volume,  we have a leading position in all of the major aerosol consumer product lines,  including personal care,  household,  automotive and spray paint cans. We offer a wide  range of steel  aerosol  containers  that  enhance  our  customers'  product  offerings,  including  stylized necked-in cans and  barrier-pack  cans used for products that cannot be mixed with a propellant,  such as shaving gel. Most of the aerosol cans that we produce  employ a  lithography  process that  consists of printing our  customers'  designs and logos on the cans.

         Steel aerosol cans manufactured in the U.S.  represent our largest business segment,  accounting for approximately
43.7%,  45.7%  and  43.3%  of our  total  net  sales in  2003,  2002 and  2001,  respectively.  In  2003,  we  manufactured approximately 53% of the steel aerosol containers produced in the United States.

   International Operations

         Our international  operations  primarily  produce steel aerosol cans for the European market.  Based on management estimates,  we  manufactured  approximately  30% of the steel aerosol cans produced in Europe in 2003. We also supply steel aerosol cans to customers in Latin America  through  Formametal  S.A.,  our  Argentinean  joint  venture.  In addition,  we participate in the metal food  packaging  market  through our  wholly-owned  subsidiary,  May  Verpackungen  GmbH & Co., KG
("May"),  a leading European food can producer with more than 30% of the German food can market,  by sales volume (based on management  estimates).  May has  long-term  relationships  with several  leading  consumer  products  companies in Europe, including Mars and Nestle.

         International  Operations  represents our second largest business  segment,  accounting for  approximately  34.9%,
30.3% and 29.7% of our total net sales in 2003, 2002 and 2001, respectively.

   Paint, Plastic & General Line Products

         Our primary Paint,  Plastic & General Line products  include steel paint and coating  containers,  oblong cans for products such as turpentine and charcoal lighter fluid,  plastic pails and drums for industrial  products,  such as spackle and dry wall compounds,  and consumer products,  such as swimming pool chemicals and paint.  Management estimates that U.S.
Can is second in market share in the United States, on a unit volume basis, in steel round and general line containers.

         Our Paint,  Plastic & General Line products  accounted for approximately  14.5%,  15.1% and 16.9% of our total net sales in 2003,  2002 and 2001,  respectively.  We hold the  number two market  position  in the United  States in the steel paint can market.

   Custom & Specialty Products

         We also have a  significant  presence  in the Custom &  Specialty  market,  offering  a wide range of  decorative, hermetic and specialty  steel  products.  Our primary  products  include  functional  and decorative  containers,  tins and collectible  items that are  typically  produced  in smaller  quantities  than our other  products.  Examples  of  products packaged  with our  containers  include  holiday tins sold by mass  merchandisers,  infant  formula  packaging and tins for compact discs.

         Custom & Specialty products accounted for approximately  7.0%, 8.9% and 10.0% of our total net sales in 2003, 2002 and 2001, respectively.

Customers and Sales Force

         As of December 31, 2003, we had approximately  5,200 customers,  with our largest customer  accounting for 6.7% of our total net sales in 2003.  To the extent  possible,  we enter into  one-year or multi-year  supply  agreements  with our major customers.  Some of these agreements  specify the number of containers a customer will purchase (or the mechanism for determining  such  number),  pricing,  volume  discounts  (if any) and, in the case of many of our domestic and some of our international  multi-year  supply  agreements,  a provision  permitting us to pass through price increases in specified raw material and other costs.

         We market our products primarily through a sales force comprised of inside and outside sales  representatives.  As of December 31, 2003, we had 64 sales  representatives in the United States and 13 sales  representatives  in Europe.  Each sales  representative  is responsible for growing sales in a specific  geographic region and is compensated by a salary and a bonus based on sales volume targets.

Raw Materials

         Our principal raw materials are tin-plated  steel,  referred to as tin-plate,  and coatings and inks used to print our  customers'  designs and logos onto  tin-plate.  Tin-plate  represents  our largest raw  material  cost.  Our  domestic operations  purchase  tin-plate  principally  from domestic  steel  manufacturers,  with a smaller  portion  purchased from foreign suppliers.  Our European  operations purchase tin-plate  principally from European suppliers.  Our largest domestic steel suppliers are United States Steel,  Weirton Steel and Wheeling-Pitt,  while Corus, Arcelor and Rasselstein supply the largest volume in Europe.

         Our  domestic and European  operations  purchase  approximately  400,000 tons of tin-plate  annually.  The Company believes that adequate quantities of tin-plate will continue to be available from steel manufacturers,  however,  potential seasonal  shortages may occur from domestic  suppliers as foreign sourcing is currently not available due to an increase in steel requirements in other areas of the world.

         Tin-plate  prices have increased  slightly over the last five years.  While there is some  long-term  variability, tin-plate  prices have generally been stable and price  increases have  historically  been announced  several months before implementation.  This  stability has enhanced our ability to communicate  and negotiate  required  selling price  increases with our customers and minimizes  fluctuations  of our gross  margins.  Many of our domestic and some of our  international multi-year  supply  agreements with our customers  permit us to pass through  tin-plate price increases and, in some cases, other raw  material  costs.  We did  experience  increases  in steel  costs in 2003 that we  believe  to be a result of the tariffs  imposed in 2002 in the U.S.,  which  have since been  removed.  Additionally,  starting  in the fourth  quarter of
2003,  many domestic and foreign  steel  suppliers  began  experiencing  a shortage of coke, an important  component of the steel-making  process.  The shortage is due to many factors,  which include the growing  Chinese steel market and a fire at a coal mine in the U.S.  that  produces  coke.  The shortage is expected to continue in at least the near future.  While we cannot  predict the long-term  effects the shortage will have on our  tin-plate  costs,  the shortage has caused some steel manufacturers to consider a surcharge on steel,  which could  potentially  increase our tinplate prices. We have not always been able to immediately offset increases in tin-plate prices with price increases on our products.

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

Labor

         As of December 31, 2003, we employed  approximately  2,300 salaried and hourly employees in the United States.  Of our total U.S.  workforce,  approximately  1,500  employees,  or 65%, were members of various  labor unions,  including the
United Steelworkers of America, the International  Association of Machinists and the Graphic  Communications  International
Union.  Labor agreements  covering  approximately  450 employees were  successfully  negotiated in 2003. As of December 31,
2003, our European  subsidiaries  employed  approximately 1,250 people. In line with common European practices,  all plants are unionized.

         On June 4, 2003, the National Labor Relations Board,  Region Six issued a Notice of Representation  Hearing,  Case
6-BC-12232,  indicating  that the  Graphic  Communications  International  Union,  Local 24, or the GCIU,  was  seeking  to organize 31 full and regular part-time production and maintenance  employees at our New Castle,  Pennsylvania  facility. On
August  7,  2003,  these  employees  elected  the  GCIU as their  exclusive  bargaining  representative.  The GCIU has been certified and collective bargaining negotiations began in November 2003.

         We have followed a labor  strategy  designed to enhance our  flexibility  and  productivity  through  constructive relations  with our  employees  and  collective  bargaining  units.  Our practice is to deal  directly with labor unions on employment  contract  issues and other  employee  concerns.  We believe that our employees and us have  benefited from this approach,  and we intend to continue this practice in the future.  This practice also has the effect of staggering  renewal negotiations with the various bargaining units.

         Our restructuring  programs  initiated in 2001 have resulted in a reduction of the salaried and hourly work force.
The Company has worked closely with the various labor unions and their  collective  bargaining  units to ensure  provisions for  termination,  severance  and  pension  eligibility  were in  accordance  with  the  respective  collective  bargaining agreements.  The  Company's  relationship  with  represented  employees  is  generally  good and  there  have been no labor strikes,  slow-downs,  work stoppages or other material  labor  disputes  threatened or pending  against the Company for at least the past ten years.

Competition

         Quality,  service and price are the  principal  methods of  competition  in the rigid metal and plastic  container industry.  To compete  effectively,  we must  strategically  locate supply  facilities to reduce the added cost of shipping cans long distances and accordingly,  we maintain East Coast,  Midwest,  Southern and West Coast manufacturing  facilities.
In addition, price competition in our industry may limit our ability to raise prices for many of our top products.

         In the U.S.  steel  aerosol can market,  we compete  primarily  with Crown Cork & Seal and BWAY  Corporation.  Our
European  subsidiaries  compete with Crown Cork & Seal,  Impress  Metal  Packaging and other  smaller  regional  producers.
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

         Our Custom & Specialty  products  compete with a large number of  container  manufacturers,  but we do not compete across the entire product  spectrum with any single company.  Competition in this segment is based  principally on quality, service,  price,  geographical  proximity  to  customers  and  production  capability,  with  varying  degrees of intensity according to the specific product category.

         We also face competition from substitute products, such as aluminum, glass and plastic containers.

Strategic Transactions

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

Risk Factors

We have  substantial debt that could negatively  impact our business by, among other things,  increasing our  vulnerability to general  adverse  economic and  industrial  conditions  and  preventing us from  fulfilling  our  obligations  under our borrowing agreements.

         As of December 31, 2003, total  consolidated  debt outstanding was $555.3 million.  We had $54.6 million of unused commitment under our revolving credit facility and cash of $23.5 million.

         Our high level of debt could:

o       make it  difficult  for us to satisfy  our  obligations; including  making  interest  payments  under our Senior
        Secured  Credit  Agreement and our 10 7/8% Senior Secured Notes and 12  3/8% Senior Subordinated Notes agreements;

o       limit our  ability  to obtain  additional  financing  to operate our business;

o       limit our  financial  flexibility  in  planning  for and reacting to industry changes;

o       place us at a  competitive  disadvantage  as compared to less leveraged companies;

o       increase our  vulnerability  to general adverse economic and industry conditions, including changes in interest rates; and

o       require  us to  dedicate  a  substantial  portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.

         We may borrow  additional  funds to fund our capital  expenditures  and working  capital needs.  We also may incur additional  debt to finance future  acquisitions.  The incurrence of additional debt could make it more likely that we will experience some or all of the risks described above.

If we do not generate sufficient positive cash flows, we may be unable to service our debt.

         Our  ability to pay  principal  and  interest on our  indebtedness  depends on our future  operating  performance.
Future  operating  performance  is subject to market  conditions  and  business  factors that often are beyond our control.
Consequently, we cannot assure you that we will have sufficient cash flows to service our debt.

         If our cash flows and capital  resources are  insufficient to allow us to make scheduled  payments on our debt, we may have to reduce or delay capital  expenditures,  sell assets,  seek  additional  capital or restructure or refinance our debt. We cannot  assure you that the terms of our debt will allow these  alternative  measures or that such measures  would enable us to satisfy our scheduled debt service obligations.

         If we cannot make scheduled payments on our debt, we will be in default and, as a result:

o        our  debt   holders   could   declare  all   outstanding principal and interest to be due and payable;

o        our  senior   debt   lenders   could   terminate   their commitments and commence foreclosure proceedings against our assets; and

o        we could be forced into bankruptcy or liquidation.

The terms of our debt may severely limit our ability to plan for or respond to changes in our business.

         Our Senior Secured Credit Facility, our 10 7/8% Senior Secured Notes and our 12 3/8% Senior Subordinated Notes,
restrict, among other things, our ability to take specific actions, even if these actions may be in our best interest.
These restrictions limit our ability to:

o        incur liens or make negative pledges on our assets;

o        merge, consolidate or sell our assets;

o        issue additional debt;

o        pay dividends or redeem capital stock and prepay other debt;

o        enter into sale and leaseback transactions;

o        make investments and acquisitions;

o        enter into transactions with affiliates;

o        make capital expenditures;

o        materially change our business;

o        amend our debt and other material agreements;

o        issue and sell capital stock;

o        allow our subsidiaries to enter into agreements that restrict distributions to us; or

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

Our Senior  Secured  Credit  Facility  bears  interest at a floating  rate,  and if interest  rates rise, our payments will increase and we may incur losses.

         Outstanding  amounts under our Senior Secured Credit Facility bear interest at a floating rate.  Current  interest rates are low and our  financial  results  have  benefited  from these low rates.  If  interest  rates rise,  our  interest payments on our Senior  Secured Credit  Facility also will  increase,  which could make it more difficult for us to satisfy our debt  obligations  and further reduce  availability  of our cash flow for operations and other  purposes.  For example, based on the amount of  floating  rate debt  outstanding  during the year ended  December  31,  2003,  we expect  that a 1%
increase in interest  rates would have increased our interest  expense for 2003 by $2.9 million to $57.3  million.  We also were party to interest rate  protection  agreements,  which  expired on October 10, 2003.  These  agreements  increased our interest  expense by $5.1 million in 2003. The  expiration of these  agreements did not have an impact on our reported debt balances.  We do not  currently  intend  to enter  into  new  interest  rate  protection  agreements  with  respect  to our borrowings under our Senior Secured Credit Facility.

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

We face  competitive  risks from many sources that may reduce  demand for our products and  adversely  affect our sales and results of operations.

         The can and  container  industry is highly  competitive  with some of our  competitors  having  greater  financial resources than we do.  Quality,  service and price are the principal  methods of  competition in our industry.  Because our customers  have the  ability to buy  similar  products  from our  competitors,  we are  limited in our  ability to increase prices.  We believe  our  capital  investments  have  improved  our  operating  efficiencies,  and  consequently,  improved profitability,  but we cannot assure you that we will continue to improve profit margins in this manner.  In addition,  our profit margins could decrease if we are unable to meet our customers' quality and service demands.

         We also face competitive  risks from substitute  products,  such as aluminum,  glass and plastic  containers.  The market  for such  substitute  products  has  grown  substantially  over the past  several  years  and from time to time our customers,  including some of our largest  customers,  have switched from steel containers to these substitute  products to package  their  products.  Our  business  also is affected by changes in consumer  demand for our  customers'  products.  A decrease in the costs of  substitute  products,  a widespread  introduction  of  substitute  products by our customers as a substitute for steel  containers or a decline in consumer  demand for our  customers'  products could reduce our customers'
orders and adversely affect our sales and results of operations.

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

         Starting in the fourth quarter of 2003, many domestic and foreign steel  suppliers  began  experiencing a shortage of coke,  an important  component of the  steel-making  process.  The shortage is due to many  factors,  which  include the growing  Chinese  steel  market and a fire at a coal mine in the U.S.,  which  produces  coke.  The shortage is expected to continue  in at least the near  future.  While we cannot  predict  the  long-term  effects  the  shortage  will have on our tin-plate  costs,  the  shortage  has caused  some steel  manufacturers  to  consider a  surcharge  on steel,  which  could potentially increase our tinplate prices.

         Some customer  contracts allow us to pass  tin-plated  steel price  increases  through to our customers.  However, these contracts  generally limit  pass-throughs  and also may require us to match other competitive bids. If we cannot pass through all future  tin-plated  steel price  increases  to our  customers or match other  packaging  suppliers'  bids,  our ability to compete  effectively  will be reduced and our  financial  condition may be adversely  affected.  See "Business -
Raw Materials."

Our  principal  markets  are  subject to  overcapacity,  which  could  cause us to lose  business  and result in  decreased profitability.

         The  worldwide  steel  container  markets  have  experienced  limited  growth in demand  in  recent  years.  Steel containers are  standardized  products,  allowing for relatively  little  differentiation  among  competitors.  This led to overcapacity and price competition among steel container  producers,  as capacity growth outplaced the growth in demand for steel  containers.  The North  American  steel  container  market,  in  particular,  is considered  to be a mature  market, characterized  by stable  growth and a  sophisticated  distribution  system.  Price-driven  competition  has  increased  as producers  seek to capture  more sales volume in order to keep their  plants  operating  at optimal  levels and reduce unit costs.

         Competitive  pricing pressures,  overcapacity or any failure to develop new product designs and technologies could cause us to lose existing business or opportunities to generate new business and could result in decreased profitability.

We have  significant  underfunded  pension plan obligations and significant  unfunded  post-retirement  obligations,  which could lead to increases in our pension expenses and postretirement benefit expenses.

         We sponsor  noncontributory  defined  benefit  pension plans covering most domestic  hourly  employees and certain international  employees.  Also,  we provide  post-retirement  medical and life  insurance  benefits  for certain  domestic retired  employees in connection with collective  bargaining  agreements  that are operated on a pay-as-you-go  basis.  The
U.S.  defined  benefit  plans require  quarterly  cash  contributions  to fund the payment of benefits.  The  international defined benefit plans may also require periodic contributions or benefit payments.

         We rely upon actuarial models to calculate our pension benefit  obligations and the related effects on operations, as well as our projected  liability for  post-retirement  medical  benefits.  Accounting for pension plans requires the use of estimates and  assumptions  regarding  numerous  factors,  including the discount  rate, the long-term rate of return on plan  assets,  retirement  ages,  mortality  and  employee  turnover.  On an  annual  basis,  we  evaluate  these  critical assumptions  and make  changes  to them as  necessary  to  reflect  our  experience.  Two of the  critical  assumptions  in determining  our reported  expense or liability  for pensions are the  discount  rate and the  long-term  expected  rate of return on plan assets.  The use of a lower  discount rate and lower  long-term rate of return on plan assets would increase the present value of benefit obligations and increase pension expenses and required cash contributions.

         Likewise,  a  deterioration  in a pension plan's  investment  portfolio  performance  will cause  increases to our pension  expense and required  cash  contributions.  Our pension  liability  also would be increased if a pension plan were terminated  immediately  because the interest  rate  assumption  used to value the benefits and the assets on a termination basis would most likely be lower than current funding  assumptions.  We may not have funds available in such  circumstances and we would have to borrow  amounts in order to satisfy  any such  liabilities.  The terms of our  indebtedness,  however, may restrict or prohibit our ability to borrow such amounts.

         With respect to our U.S.  domestic  pension plan, the failure to satisfy  liabilities  upon the termination of the plan would result in the Pension Benefit Guaranty  Corporation,  or PBGC,  terminating the plan on a "distress  termination basis".  In that event,  the Employee  Retirement  Income  Security Act of 1974 would  provide that the PBGC  guarantee the payment  of all or a portion  of the  promised  benefits  up to an amount  determined  by  statute.  We and  members of our
"controlled  group",  which  includes any  subsidiary  that is owned by 80% or more by a common  parent (even if it did not participate in the plan),  would be jointly and severally liable for the PBGC liability.  In addition,  the PBGC would have lien on the assets of the solvent  members of the  controlled  group upon  termination  to the extent of the guaranty in an amount equal to 30% of the value of the assets of the solvent members of the controlled group.

We have recently experienced losses and our future profitability is uncertain.

         We have  experienced  operating  losses since the fiscal year ended December 31, 2000 and we may continue to incur losses.  For the years ended December 31, 2003 and 2002, we had net losses  attributable  to common  stockholders  of $27.3 million and $84.3 million,  respectively.  As of December 31, 2003, we had an  accumulated  deficit of $373.4  million.  We cannot assure you that we will become  profitable in the future and if we do achieve  profitability,  we may not be able to sustain or increase  profitability  on a quarterly  or annual  basis.  Our  failure to become and remain  profitable  could impair our ability to continue our operations.

We face risks associated with our international operations.

         We operate  facilities  and sell products in several  countries  outside the United  States.  We have  significant foreign operations,  including plants and sales offices in Denmark,  France,  Germany, Italy, Spain and the United Kingdom.
In addition,  we have a joint venture with an aerosol can manufacturer located in Argentina.  Our international  operations subject us to risks associated with selling and operating in foreign countries.  These risks include:

o       fluctuations in currency exchange rates;

o       restrictions on dividend  payments and other payments by our foreign subsidiaries;

o       withholding  and other  taxes on dividend  payments  and other payments by our foreign subsidiaries; and

o       investment  regulation and other restrictions by foreign governments.

         Our joint venture in Argentina is also subject to these additional risks:

o       limitations  on  conversion of foreign  currencies  into United States dollars;

o       hyperinflation; and

o       political instability.

Our  business  is subject to  substantial  environmental  regulation  and  remediation,  which  could  result in  increased compliance costs and adversely affect our results of operations and profitability.

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

          We also could incur substantial  costs,  including  cleanup costs,  fines and civil or criminal  sanctions,  as a result of violations of, or liabilities  under,  environmental laws or non-compliance  with environmental  permits required for our production  facilities.  Occasionally,  contaminants  from current or historical  operations  have been detected at some of our present and former sites.  The detection of contaminants  or the imposition of cleanup  obligations at existing or unknown sites of contamination could result in significant liability.

         We cannot  predict  the amount or timing of costs  imposed  under  environmental  laws.  Liability  under  certain environmental  laws relating to  contaminated  sites can be imposed  retroactively  and on a joint and several basis (i.e., one liable party could be held liable for all costs at a site). We have been named as a potentially  responsible  party for costs incurred in the clean up of a regional  groundwater  plume partially  extending  underneath  property  located in San
Leandro,  California,  formerly a site of one of our can assembly  plants.  We have agreed to  indemnify  the owner of this property  against this matter.  Any  liability  in  connection  with this or other  environmental  matters  could result in increased compliance costs and adversely affect our results of operations and profitability.

A significant portion of our workforce is unionized and labor disruptions could decrease our productivity.

         As of  December  31,  2003,  we had  approximately  3,550  employees.  Approximately  1,500 of our  United  States employees are subject to collective  bargaining  agreements.  In keeping with common practice,  virtually all manufacturing employees  at our  European  plants are  unionized.  Although we consider our current  relations  with our  employees to be good, if we do not maintain these good relations,  or if major work  disruptions  were to occur, our production costs could increase.

ITEM 2.  PROPERTIES

         We have 13 operations  located in the United States,  many of which are  strategically  positioned  near principal customers and suppliers.  Through our European  subsidiaries,  we also have  production  locations in the largest  regional markets in Europe,  including  Denmark,  France,  Germany,  Italy,  Spain and the United Kingdom.  The following table sets forth certain information with respect to our principal plants as of March 15, 2004.

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
Hubbard, OH (1)..........................          174,970          Owned    Paint, Plastic & General Line
Elgin, IL................................          144,578         Leased               Custom & Specialty
Baltimore, MD (1)........................          137,000          Owned               Custom & Specialty
Horsham, PA (1)..........................          132,000          Owned                          Aerosol
Weirton, WV..............................          145,700         Leased                          Aerosol
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
Itzehoe, Germany.........................           80,730          Owned                    International
Esbjerg, Denmark.........................           66,209          Owned                    International
Voghera, Italy...........................           45,200         Leased                    International
Schwedt, Germany.........................           35,500         Leased                    International

(1)       The plants  that we own in the United  States (a) are  subject  to a lien in favor of Bank of  America,  N.A.  as collateral  agent for the  lenders  under the Senior  Secured  Credit  Facility  and (b) are  subject to a second priority lien in favor of Wells Fargo Bank  Minnesota,  N.A. as  collateral  agent for the holders of the 10 7/8%
          Senior Secured Notes.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

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
There are stringent  limitations  in the Senior Secured  Credit  Facility  ("the  Facility") and the 10 7/8% Senior Secured
Note ("Senior  Secured  Notes") and 12 3/8% Senior  Subordinated  Notes ("the  Subordinated  Notes") on United States Can's
ability to fund or pay cash dividends to U.S. Can Corporation.

         In 2000,  U.S. Can Corporation  issued shares of preferred stock having a face value of $106.7 million.  Dividends accrue on the  preferred  stock at an annual  rate of 10%,  are  cumulative  from the date of issuance  and are  compounded quarterly,  on March 31,  June 30,  September 30  and December 31 of each year and are payable in cash when and as declared by our Board of  Directors,  so long as  sufficient  cash is available to make the dividend  payment and such payment would not violate the terms of the  Facility,  the Senior  Secured  Notes and the  Subordinated  Notes.  As of December 31, 2003,
dividends of approximately  $40.3 million have been accrued.  As United States Can is U.S. Can Corporation's only source of cash and payments by United  States Can are  restricted  by the terms of the  Facility,  the Senior  Secured  Notes and the
Subordinated  Notes,  U.S.  Can  Corporation  does not  anticipate  paying cash  dividends  on the  preferred  stock in the foreseeable  future.  Holders of the  preferred  stock have no voting  rights,  except as  otherwise  required by law.  The preferred  stock has a  liquidation  preference  equal to the purchase  price per share (after giving effect to the reverse stock  split),  plus all  accrued and unpaid  dividends.  The  preferred  stock  ranks  senior to all  classes of U.S.  Can
Corporation common stock and is not convertible into common stock.

ITEM 6.   SELECTED FINANCIAL DATA

         The  following  consolidated  financial  data as of and for  each of the  fiscal  years in the  five  years  ended
December  31,  2003 were  derived  from our  audited  financial  statements.  You should  read all of this  information  in conjunction  with  "Management's  Discussion  and  Analysis  of  Financial  Condition  and Results of  Operations"  and our
financial statements for the year ended December 31, 2003 and accompanying notes beginning on page 25.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      (000's omitted)
                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                        2003           2002          2001          2000          1999
                                                        ----           ----          ----          ----          ----
OPERATING DATA:
Net sales........................................    $   822,896   $   796,500    $  772,188    $  809,497    $  732,897
Special charges (a)..............................            612         8,705        36,239         3,413            --
Recapitalization charge (b)......................             --            --            --        18,886            --
Operating income (loss)..........................         50,147        39,547        (6,146)       48,153        66,975
Loss from early extinguishment of debt (c).......             --            --            --        24,167         2,152
Income (loss) from continuing operations before
   cumulative effect of accounting change........        (13,520)      (53,474)      (40,416)      (11,522)       21,156
Cumulative effect of accounting change, net of
   income taxes (d)..............................             --       (18,302)           --            --            --
Net income (loss) before preferred stock dividends       (13,520)       (71,776)      (40,416)      (11,522)      21,156
Preferred stock dividend requirements............        (13,821)      (12,521)      (11,345)       (2,601)           --
Net income (loss) attributable to
   common stockholders...........................    $   (27,341)  $   (84,297)   $  (51,761)   $  (14,123)   $   21,156
BALANCE SHEET DATA:
Total assets.....................................    $   577,188   $   578,826    $  634,350    $  637,864    $  663,570
Total debt.......................................        555,266       549,682       536,776       495,045       359,317
Redeemable preferred stock.......................        146,954       133,133       120,613       109,268            --
Stockholders' equity (deficit)...................       (345,904)     (343,846)     (247,124)     (174,323)       68,556

(a)      See  Note  (3)  of the  "Notes  to  Consolidated  Financial  Statements"  for a  description  of the  2003,  2002  and
         2001 Special Charges.  In 2000, we announced a reduction in force program.

(b)      On October 4, 2000, the Company and Berkshire Partners LLC completed a  recapitalization  of the Company through a merger. As a result of the  recapitalization,  all of U.S. Can's common stock,  other than certain shares held by designated continuing shareholders,  was converted into the right to receive $20.00 in cash per share and options to purchase  approximately  1.6 million  shares of U.S.  Can's  common  stock were retired in exchange for a cash payment of $20.00 per  underlying  share,  less the  applicable  option  price.  The Company  recorded  the $18.9 million charge for expenses related to the recapitalization.

(c)      In April of 2002, the FASB issued  Statement of Financial  Accounting  Standards No. 145 (SFAS No. 145) related to gains and losses on  extinguishment  of debt. The Company has adopted SFAS No. 145 and determined  that the losses in 2000 and 1999 do not meet the criteria in Opinion 30 for  classification  as an  extraordinary  item.  As such, the Company has  reported its 2000 and 1999 losses from early  extinguishment  of debt as  deductions  from income before income taxes.  See Note (2) (n) to the audited  consolidated  financial  statements for further  details on
         SFAS No. 145.

(d)      See Note (14) of the "Notes to Consolidated Financial Statements."

ITEM    7.     MANAGEMENT'S     DISCUSSION     AND     ANALYSIS     OF     FINANCIAL     CONDITION     AND    RESULTS    OF
OPERATIONS

         The following  discussion  summarizes the significant  factors  affecting the consolidated  operating  results and financial  condition of the Company and  subsidiaries  for the three years ended December 31, 2003. This discussion  should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

Critical Accounting Policies; Use of Estimates

         The preparation of financial statements in conformity with accounting  principles generally accepted in the United
States requires  management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities, disclosure  of  contingent  assets and  liabilities  at the date of the financial  statements  and the reported  amounts of revenue and expenses  during the reporting  period.  Estimates are used for, but not limited to:  customer  rebate accruals included in allowance for doubtful accounts;  inventory  valuation;  restructuring  amounts;  asset  impairments;  goodwill impairments;  pension  assumptions and tax valuation  allowances.  Future events and their effects cannot be perceived with certainty.  Accordingly,  our accounting  estimates require the exercise of management's  current best reasonable  judgment based on facts available.  The accounting  estimates used in the preparation of the consolidated  financial statements will change as new events  occur,  as more  experience  is  acquired,  as more  information  is  obtained  and as the  Company's operating  environments  change.  Accounting policies requiring  significant  management judgments include those related to revenue recognition,  inventory valuation,  rebate accruals,  goodwill impairment,  restructuring  reserves,  tax valuation allowances, pension benefit obligations and interest rate exposure.

         The  Company's  critical  accounting  policies  are  described in Note (2) to the audited  Consolidated  Financial
Statements.  Significant  business or customer  conditions  could cause  material  changes to the amounts  reflected in our financial  statements.  For example,  the Company  enters into  contractual  agreements  with certain of its  customers for rebates,  generally based on annual sales volumes.  Should the Company's  estimates of the customers'  annual sales volumes vary  materially  from the sales volumes  actually  realized,  revenue may be  materially  impacted,  however,  we have not historically  been  required  to make  material  adjustments  to our rebate  accruals.  Similarly,  a large  portion of the
Company's  inventory is  manufactured to customer  specifications.  Other inventory is generally less specific and saleable to multiple customers.  However,  losses may result should the Company  manufacture  customized products which it is unable to sell.  Since raw  materials  inventory is generally  not  customer-specific,  losses would  generally  relate to work in progress  and  finished  goods  inventory.  An increase of 1% in the level of reserves  for work in progress  and  finished goods  inventory  would result in a pretax  charge of less than $1 million.  The Company has not  historically  experienced major  deviations in the level of reserve for unsaleable  inventory,  except in the case of discontinued  product lines. In
2001, we wrote off $3.2 million of inventory  associated  with the exit of certain  product lines in our Custom & Specialty segment.

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
Although the values are assessed using a variety of internal and external  sources,  future events may cause  reassessments of these values and related  goodwill  impairments.  The Company  currently has $27.4  million of goodwill  relating to its
Aerosol and Paint,  Plastic and General  Line  segments  included in its  consolidated  balance  sheet.  As of December 31,
2003,  a 10%  decrease in the  Company's  assessment  of the fair value of the Aerosol or Paint,  Plastic and General  Line businesses would cause no impairment of the goodwill related to that segment.

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
Actual costs may differ from those  estimated.  During 2003, the Company  recorded a net charge of $0.6 million  related to restructuring.  The charge  consisted of new  restructuring  reserves of $2.4 million less reversals of $1.8 million due to the  reassessment  of  restructuring  reserves  established  in 2001.  At December 31,  2003,  $7.9 million of reserves for restructuring  programs were included in the Company's  consolidated  balance sheet. $4.3 million of these reserves related to employee  separation  costs for employees  that have already been  separated.  As these payments will be made over time, actual  payments  may not reflect  the  amounts  accrued but they are  unlikely  to vary  materially.  $3.6  million of the reserve  relates to future  costs  related to  facilities  that the Company has  closed.  The Company has made  assumptions regarding  the  period of time that it will  require to  dispose  of these  facilities.  In most  cases,  the  Company  has included  costs  through the life of the leases.  If the Company  disposes of or  subleases  the  facilities  earlier  than expected, the Company will reduce the level of the reserve.

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

         In 2002, due to a history of operating  losses in certain foreign  countries  coupled with the deferred tax assets that arose in connection with the restructuring  programs and goodwill impairment  charges,  the Company determined that it could not  conclude  that it was "more  likely  than not" that all of the  deferred  tax assets of  certain of its  foreign operations  would be  realized in the  foreseeable  future.  Accordingly,  during the fourth  quarter of 2002,  the Company established a valuation  allowance of $44.7 million to provide for the  estimated  unrealizable  amount of its net deferred tax assets as of December 31, 2002.  The Company will continue to assess the valuation  allowance  and, to the extent it is determined  that such  allowance is no longer  required,  these  deferred tax assets will be recognized  in the future.  In
2003, the Company did not record an income tax benefit related to 2003 losses of those operations.

         The Company relies upon actuarial  models to calculate its pension benefit  obligations and the related effects on operations.  Accounting  for  pensions  and  postretirement  benefit  plans  using  actuarial  models  requires  the use of estimates and assumptions  regarding  numerous  factors,  including the discount rate, the long-term rate of return on plan assets,  health care cost increases,  retirement  ages,  mortality and employee  turnover.  On an annual basis, the Company evaluates  these critical  assumptions and makes changes to them as necessary to reflect the Company's  experience.  In any given year,  actual  results  could differ from  actuarial  assumptions  made due to economic and other factors which could impact the amount of expense or liability for pensions or postretirement benefits the Company reports.

         Two of the critical  assumptions  in  determining  the  Company's  reported  expense or liability  for pensions or postretirement  benefits are the  discount  rate and the  long-term  expected  rate of return on plan assets.  The use of a lower  discount  rate and a lower  long-term  expected  rate of return on plan assets would  increase the present  value of benefit  obligations and increase pension expense and  postretirement  benefit expense.  A 1% decrease in our discount rate would have caused our 2003 pension  expense and  postretirement  expense to increase by  approximately  $1.2 million.  A 1%
decrease in our assumed return on plan assets would have increased our pension expense by  approximately  $0.3 million.  At
December  31,  2003,  we reduced our  discount  rate  related to our U.S.  plans by 0.5%.  This  increased  our annual 2003 pension expense and postretirement expense by approximately $0.6 million.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

                                                                 As of December 31,
                                    -----------------------------------------------------------------------------
                                              Revenue                    Gross Income           Percentage to
                                                                                                    Sales
                                    -----------------------------------------------------------------------------
                                         2003          2002           2003          2002        2003     2002
                                    -----------------------------------------------------------------------------

Aerosol...........................     $ 359,246     $ 364,133      $ 61,802      $ 59,545     17.2%     16.4%
International.....................       286,808       241,197         9,232        14,448      3.2%      6.0%
Paint, Plastic & General Line.....       118,909       119,952        13,070        11,378     11.0%      9.5%
Custom & Specialty................        57,933        71,218         3,320           734      5.7%      1.0%
                                    ----------------------------------------------------------
      Total.......................     $ 822,896     $ 796,500      $ 87,424      $ 86,105     10.6%     10.8%
                                    ==========================================================

    Net Sales

         Consolidated  net sales for the year ended  December 31, 2003 were $822.9 million as compared to $796.5 million in
2002,  an increase of 3.3%.  Along  business  segment  lines,  Aerosol net sales in 2003  decreased to $359.2  million from
$364.1 million in 2002, a decrease of 1.3%, due  principally  to decreased unit volume ($7.9 million)  partially  offset by changes in customer  and product mix ($3.0  million).  International  net sales  increased  to $286.8  million in 2003 from
$241.2 million in 2002, an increase of $45.6 million or 18.9%  primarily due to the positive  impact of the  translation of sales made in foreign  currencies  based upon using the same average U.S.  dollar  exchange rates in effect during the year ended  December 31, 2002.  Paint,  Plastic & General Line segment net sales  decreased  $1.0 million to $119.0  million for the year ended  December 31, 2003.  This  decrease was due  primarily to the negative  impact of a decrease in paint volume
($6.5  million)  partially  offset by an increase in plastics  volume  ($2.3  million) and  increasing  resin prices in our plastics  business  ($3.2  million),  which are  contractually  passed on to customers.  Custom & Specialty  sales of $57.9 decreased from the $71.2 million for the year ended December 31, 2002, driven primarily by a decline in volume.

    Gross Income

         Consolidated  gross income for the year ended  December 31, 2003 was $87.4 million as compared to $86.1 million in
2002, an increase of $1.3 million.  Along  business  segment  lines,  Aerosol gross income  dollars  increased $2.3 million versus  2002,  and the  percentage  to sales  increased  from 16.4% to 17.2%.  The  increase  in gross  margin  dollars and percentage to sales was driven by the positive  impact of  restructuring  programs ($6.0 million)  partially  offset by the margin and overhead  absorption  impacts ($3.7 million) of the decreased  volume.  International  gross margin decreased by
$5.2 million,  and the  percentage to net sales  decreased  from 6.0% to 3.2%.  The decline in  International  gross margin dollars and  percentage  to net sales was  primarily due to a $2.6 million  charge to  operations  by May  Verpackungen  to writedown  its  inventory  to net  realizable  market  value as well as  increased  material  and  production  costs at May
Verpackungen  which cannot be passed  through to customers  ($0.5  million).  The  positive  benefit of the Southall  plant closure in the third quarter of 2002 ($3.0  million),  was offset by the negative  impact of volume related  inefficiencies in the UK and France ($2.6  million) and a  non-recurring  pension  benefit in 2002 of $2.5 million.  The Paint,  Plastic &
General Line  segment  gross margin  increased  $1.7 million  versus 2002 and the  percentage  to net sales  increased  1.5 percentage  points to 11.0% in 2003.  The  improvement  was driven by  restructuring  program  benefits  ($0.7 million) and other plastics cost  reductions  ($1.4 million),  offset by the impact of decreased paint volume of ($0.4 million).  In the
Custom & Specialty  segment,  gross margin  dollars  increased  to $3.3  million in 2003 versus $0.7  million in 2002.  The improvement  was driven by a  restructuring  benefit of $0.6 million,  and other cost  reduction  programs and  operational efficiencies of $2.0 million.

    Selling, General and Administrative Costs

         Selling,  general and  administrative  costs  decreased from $37.9 million in 2002 to $36.7 million in 2003 due to positive results from Company-wide cost savings programs.

    Interest Expense and Bank Financing Fees; Preferred Stock Dividend Requirements

         Interest expense in 2003 increased 6.1%, or $3.1 million,  versus 2002 due to higher interest rates ($1.0 million)
and higher average  borrowings  ($2.8  million).  The increase in interest  expense was partially  offset by a $0.7 million decrease in interest  expense versus prior year related to the October 10, 2003  expiration of the Company's  interest rate protection  agreements.  See Note (5) to the Consolidated  Financial  Statements for a further  discussion of the Company's debt position.

         Bank  financing  fees for 2003 were  $6.1  million  compared  to $4.1  million  for 2002.  The 2003  increase  was primarily due to $1.5 million of fees  incurred and expensed by the Company to amend the Senior  Secured  Credit  Facility.
In addition,  during 2003,  amortization  of deferred  financing costs increased $0.5 million over 2002 to $4.6 million due to $5.4  million of fees and  expenses  related to the 10 7/8% Senior  Secured  Note  offering  and Senior  Secured  Credit
Facility amendment,  which are being amortized over the life of the applicable  borrowings.  The amortization of these fees and all other deferred financing fees is included in bank financing fees.

         Payment in kind  dividends of $13.8 million and $12.5 million on the redeemable  preferred  stock were recorded in
2003 and 2002, respectively.  See Note (11) to the Consolidated Financial Statements.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

                                                                 As of December 31,
                                    -----------------------------------------------------------------------------
                                              Revenue                   Gross Income            Percentage to
                                                                                                    Sales
                                    -----------------------------------------------------------------------------
                                        2002           2001          2002          2001         2002     2001
                                    -----------------------------------------------------------------------------

Aerosol...........................    $ 364,133      $ 334,716     $ 59,545       $ 47,299     16.4%     14.1%
International.....................      241,197        229,466       14,448         17,829      6.0%      7.8%
Paint, Plastic & General Line.....      119,952        130,412       11,378         12,544      9.5%      9.6%
Custom & Specialty................       71,218         77,594          734           (998)     1.0%     (1.3)%
                                    ----------------------------------------------------------
      Total.......................    $ 796,500      $ 772,188     $ 86,105       $ 76,674     10.8%     9.9%
                                    ==========================================================

    Net Sales

         Consolidated  net sales for the year ended  December 31, 2002 were $796.5 million as compared to $772.2 million in
2001,  an increase of 3.1%.  Along  business  segment  lines,  Aerosol net sales in 2002  increased to $364.1  million from
$334.7 million in 2001, an increase of 8.8%, due principally to increased unit volume ($37.4 million)  partially  offset by the pricing impacts  resulting from a shift in customer demand to smaller can sizes.  International  net sales increased to
$241.2  million in 2002 from $229.5  million in 2001,  an increase of $11.7  million or 5.1%  primarily due to the positive impact of the  translation  of sales made in foreign  currencies  based upon using the same  average U.S.  dollar  exchange rates in effect  during the year ended  December 31, 2001.  The Paint,  Plastic & General Line segment net sales  decreased
8.0%,  from $130.4  million in 2001 to $120.0  million in 2002.  This  decrease  was due to changes in product and customer mix along with  falling  resin  prices in our  plastics  business  that are  contractually  passed on to  customers  ($11.3 million) and decreased  paint volume ($2.2 million)  offset by increased  volume in plastics ($3.1  million).  In 2002, the
Company  reduced  manufacturing  capacity in its paint  business as part of the Company's  restructuring  programs.  In the
Custom & Specialty  segment,  sales decreased 8.2% from $77.6 million in 2001 to $71.2 million in 2002 driven  primarily by a change in product mix ($7.6 million) partially offset by an increase in volume ($1.2 million).

    Gross Income

         Consolidated  gross income for the year ended  December 31, 2002 was $86.1 million as compared to $76.7 million in
2001, an increase of $9.4 million.  Along business  segment lines,  Aerosol gross income  dollars  increased  $12.2 million versus 2001,  and the percentage to sales  increased  from 14.1% to 16.4%.  The increase in gross margin dollars was driven
by  increased  volume  ($5.3  million)  and  savings  realized  from  other  cost  containment   programs  ($2.4  million).
International  gross margin  decreased by $3.4 million,  and the  percentage to net sales  decreased from 7.8% to 6.0%. The consolidation  of the  production  of all U.K.  production  volume into the Merthyr  Tydfil  plant  increased  our per unit production  costs,  as the  inexperienced  work force  could not  produce  the same level of output as the prior  two-plant workforce,  spoilage  costs  increased and machine  breakdowns  increased in frequency and duration.  These  inefficiencies were partially offset by a $2.1 million benefit relating to the closure of our Southall,  U.K.  facility in August 2002 and a non-recurring  pension benefit of $2.5 million.  In Germany,  our per unit costs also increased as the shift of our sales mix to the third and fourth  quarters was not  adequately  planned nor  anticipated,  causing us to incur higher  overtime, although fewer units were produced.  The Paint,  Plastic & General Line segment gross margin decreased $1.2 million,  while the  percentage to net sales of 9.5% remained  fairly  constant with 2001 (9.6%).  The decrease in dollars  versus 2001 was driven by plastics  competitive  pricing  pressures  ($2.9 million) and the overhead  absorption  impact of producing fewer units due to the new Atlanta plant in the first half of 2002 ($1.4  million),  partially  offset by a $2.6 million  benefit realized from  restructuring  programs and cost  containment  programs ($0.5 million).  In the Custom & Specialty  segment, gross margin  dollars  increased to $0.7 million in 2002,  versus a loss of $1.0 million in 2001.  2001 gross  margins were reduced by a $3.2  million  charge for the  write-off  of inventory  associated  with  discontinued  product  lines.  After consideration of this one-time  write-off,  gross margin decreased due to a decline in volume at one facility and increased manufacturing  support expenses ($1.1 million),  partially offset by benefits  realized from  restructuring  programs ($0.4 million).

    Selling, General and Administrative Costs

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

    Special Charges

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

         The table below presents the reserve categories and related activity as of December 31, 2002:

      (in millions)        January 1, 2002           Net            Deductions(c)       Other (b)        December 31, 2002
                               Balance           Additions(d)                                                 Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                   $21.2               $4.9             ($17.6)             $0.7                 $9.2

Facility Closing Costs                 10.7                3.8               (9.6)              1.6                  6.5
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $31.9               $8.7             ($27.2)             $2.3                $15.7(a)
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
(d)  Includes reversals of $3.2 million (representing $1.6 million of employee separation costs and $1.6 million of facility closing costs) as actual expenditures were less than anticipated.

    Interest Expense and Bank Financing Fees; Preferred Stock Dividend Requirements

         Interest  expense,  including bank financing  fees, in 2002  decreased  3.4%, or $1.9 million,  versus 2001 due to lower interest rates ($3.4 million)  partially  offset by the interest  expense impact of higher average  borrowings  ($1.5 million). See Note (5) to the Consolidated Financial Statements for a further discussion of the Company's debt position.

         Payment  in kind  dividends  of $12.5  million  and $11.3  million on the  redeemable  preferred  stock  issued in connection  with the  recapitalization  were  recorded in 2002 and 2001,  respectively.  See Note (11) to the  Consolidated
Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         During 2003,  liquidity  needs were met through cash provided by operating  activities,  seasonal  borrowings made under  credit  lines and  proceeds  from the sale of a  facility.  Principal  liquidity  needs  included  operating  costs, seasonal  working capital needs and capital  expenditures.  Cash flow provided by operations was $21.0 million for the year ended  December 31,  2003,  compared to $6.2 million for the year ended  December 31, 2002.  The increase in cash  provided was primarily due to decreased restructuring expenditures ($ 12.0 million).

         Net cash used in investing  activities was $14.4 million in 2003, as compared to $21.7 million in 2002.  Investing activities for 2003 relate primarily to capital  spending of $19.8 million,  including $1.6 million in conjunction with the
Company's  restructuring  programs,  offset by the  proceeds  received  from the sale of  property of $5.4  million.  As of
December 31, 2003, the cost to complete  projects  included in  Construction  in Progress is estimated at $8.6 million.  We are  contractually  committed  to spend  approximately  75% of this amount,  however we expect to spend the entire  amounts necessary to complete these projects.  Total capital  expenditures  in 2002 were $27.2 million,  including $11.5 million in conjunction  with the  Company's  restructuring  programs.  Base  capital  expenditures  are  expected  to range from $20.0 million to $24.0  million in 2004.  Capital  expenditures  are  expected  to be funded  from cash on hand,  operations  and borrowings under the revolving credit facility.  Capital investments have historically  yielded reduced operating costs and improved  profit  margins,  and  management  believes  that  the  strategic  deployment  of  capital  will  enable  overall profitability to improve by leveraging the economies of scale inherent in the manufacturing of containers.

         Net cash  provided by financing  activities  in 2003 was $8.8  million  versus cash  provided of $12.0  million in
2002.  Cash  provided by financing  activities  in 2003  includes the  proceeds of the initial sale of  receivables  by the
Company's subsidiary May Verpackungen as discussed below.

         On July 22,  2003,  the Company  completed an offering of $125  million of 10 7/8% Senior  Secured  Notes due 2010
("Senior Secured Notes").  The Notes are secured,  on a second priority basis, by substantially  all of the collateral that currently secures the Company's Senior Secured Credit Facility.

         The Company also amended its Senior  Secured  Credit  Facility to permit the offering of the Senior  Secured Notes and adjust certain financial  covenants,  among other things.  These amendments also permit,  from time to time and subject to certain  conditions,  the Company to repurchase a portion of its outstanding 12 3/8% senior  subordinated  notes in open market or privately negotiated purchases.

         The Company used the $125 million in proceeds  generated  from the offering to prepay $23.3 million of its Tranche
A term loan,  $46.7 million of its Tranche B term loan and to reduce its borrowings  under its revolving credit facility by
$55.0 million.  The repayments  under the revolving  credit facility did not reduce the $110.0 million amount available for borrowings  under the  facility.  The  prepayments  under the Tranche A term loan were  applied in direct order of maturity and eliminate  quarterly  principal  payments  through  December  2004.  Through  December 31, 2003,  the Company  incurred approximately  $6.9 million of fees and expenses  related to the offering and the  amendment of its Senior  Secured  Credit
Facility.

         At December 31, 2003,  $42.1  million had been borrowed  under the $110.0  million  revolving  loan portion of the
Senior  Secured  Credit  Facility.  Letters  of Credit  of $13.3  million  were also  outstanding  securing  the  Company's obligations  under  various  insurance  programs  and other  contractual  agreements.  In  addition,  the Company had $23.5 million of cash and cash equivalents at year end.

         Amounts  outstanding  under the Senior Secured Credit  Facility bear interest at a rate per annum equal to either:
(1) the base rate (as  defined in our  Senior  Secured  Credit  Facility)  or (2) the LIBOR rate (as  defined in our Senior
Secured  Credit  Facility),  in each  case,  plus an  applicable  margin.  The  applicable  margins  are  subject to future reductions  based on the  achievement  of certain  leverage  ratio targets and on the credit  rating of our Senior  Secured
Credit Facility.

         Borrowings  under the Tranche A term loan are due and payable in  quarterly  installments,  beginning in the first quarter 2005. The payments in the first three  quarters of 2005 will be  approximately  $3.5 million per quarter,  and $7.1 million  will be paid in the  fourth  quarter  of 2005.  Borrowings  under the  Tranche B term loan are due and  payable in quarterly  installments  of nominal  amounts.  The  balance  under the Tranche A and Tranche B term loans is due in January
2006. No payments are due on  borrowings  under the Tranche C term loan prior to its final  maturity in January  2006.  The revolving  credit facility is available until January 4, 2006.  Additionally,  the Company's Senior Secured Credit Facility
requires a  prepayment  in the event  that  excess  cash flow (as  defined)  exists and  following  certain  other  events, including certain asset sales and issuances of debt and equity.

         United States Can has outstanding  $125.0 million  aggregate  principal amount of 10 7/8% Senior Secured Notes due
July 15, 2010.  The 10 7/8% Senior  Secured Notes are secured  obligations,  on a second  priority basis behind the lenders under the  Company's  Senior  Secured  Credit  Facility,  of United States Can and are senior in right of payment to all of
United  States Can's  unsubordinated  indebtedness.  The 10 7/8% Senior  Secured Notes are  guaranteed on a senior  secured basis by U.S. Can and all of United States Can's domestic restricted subsidiaries.

         United States Can also has outstanding  $171.7 million aggregate  principal amount of 12 3/8% Senior  Subordinated
Notes due October 1, 2010.  The 12 3/8% Senior  Subordinated  Notes are unsecured  obligations of United States Can and are subordinated in right of payment to all of United States Can's senior  indebtedness.  The 12 3/8% Senior Subordinated Notes are  guaranteed by U.S. Can and all of United States Can's  domestic  restricted  subsidiaries.  During  December  2003, in accordance  with the amended  Senior  Secured  Credit  Facility,  the Company  repurchased  $3.3 million face value 12 3/8%
Senior  Subordinated Notes at a discount,  plus accrued interest.  A gain of $0.2 million from the early  extinguishment of the 12 3/8% Senior  Subordinated  Notes,  related to the discount and net of related deferred financing costs, was recorded in operating income.

         The Senior Secured Credit  Facility,  the 10 7/8% Senior Secured Notes and the 12 3/8% Senior  Subordinated  Notes
contain a number of  financial  and  restrictive  covenants.  Under our Senior  Secured  Credit  Facility,  the  Company is
required to meet certain  financial tests,  including  achievement of a minimum EBITDA level, a minimum  interest  coverage ratio, a minimum fixed charge coverage ratio and a maximum  leverage ratio.  The restrictive  covenants limit the Company's ability to incur debt,  pay dividends or make  distributions,  sell assets or  consolidate  or merge with other  companies.
The Company was in compliance  with all of the required  financial  ratios and other covenants  under both  facilities,  as amended, at December 31, 2003 and anticipates being in compliance in 2004.

            On November 13, 2003, May finalized the terms of a two-year accounts receivable  factoring  arrangement.  Under the terms of the  agreement,  May will  factor its  customer  accounts  receivable,  subject to a maximum of (Euro)12 million of receivables.  May pays a nominal  factoring fee and an interest charge for amounts  advanced to May that have not been paid by the customer to the factor.  May received its initial draw under the  factoring  agreement  ($11.2  million) in December
2003 and used a portion of this draw to repay all of its borrowings  under two bank facilities.  In addition,  one of May's lenders  agreed to extend the existing  facility for  borrowings up to (Euro)1.3 million  through June 30, 2004.  Any borrowings under the  extended  facility  will be  secured  by one  manufacturing  plant.  We  cannot  assure  you that the  factoring arrangement will be sufficient to meet May's funding  requirements  during its peak third quarter  borrowing period. If the factoring  arrangement  is not  sufficient  to meet May's  funding  requirements,  the  Company  would  expect to extend or refinance  the  current  bank  facilities,  but we cannot  assure  you that the  Company  will be able to obtain the needed extensions or refinancing.  If additional  funds above those available from the factoring  arrangement are required and the
Company is unable to extend or  refinance  the current  bank  facilities,  the Company  would seek to provide  funding from other  sources  currently  available  to the  Company,  including  existing or new lines of credit in Europe and the United
States.

         As more fully  described in Note (3) to the  Consolidated  Financial  Statements,  the Company  initiated  several restructuring  programs in 2001.  While the majority of the  restructuring  initiatives  were  completed  in 2002,  certain portions of the programs were not completed until 2003.  Future cash  requirements  related to these programs are estimated to be  approximately  $3.4  million  in 2004  and $4.5  million  in 2005  and  beyond,  consisting  primarily  of  employee termination  costs and future ongoing  facility  carrying costs that will be paid over many years.  The Company  expects to fund these cash requirements from cash on hand, operations and borrowings under the revolving credit facility.

         The table below presents the reserve categories and related activity as of December 31, 2003:

                           January 1, 2003           Net                                                 December 31, 2003
      (in millions)            Balance           Additions(c)      Cash Deductions      Other (b)             Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                    $9.2             ($6.0)             $0.4               $4.3                 $0.7
Facility Closing Costs                  6.5              (0.1)             (2.8)                -                   3.6
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $15.7              $0.6             ($8.8)              $0.4                 $7.9 (a)
                           =================    ===============    ================    =============    ====================

(a)  Includes $4.5 million classified as other long-term liabilities as of December 31, 2003.
(b)  Non-cash foreign currency translation impact.
(c)  Includes reversals of $1.8 million due to the re-assessment of reserves.

         The  Company has also  initiated  a customer  and product  line  profitability  review  within its German food can business.  As a result of this  review,  the  Company  intends to exit  certain  unprofitable  customer  relationships  and product lines  (representing  less than 10% of International  segment sales and less than 3% of total Company sales) during
2004. The Company will record  restructuring  charges related to these product line exits,  primarily  employee  severance, but has not yet quantified the amount of the charges.

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

         The Company has a number of  contractual  commitments to make future cash  payments.  Under  existing  agreements, contractual obligations as of December 31, 2003 are as follows (000's omitted):

                                                                            Payments due by period
                      Contractual Obligations (b)            1st year      2-3 years     4-5 years    After 5 years
             -------------------------------------------------------------------------------------------------------
             Long term debt..............................       $18,751       $232,965       $ 2,052       $ 300,710
             Capital lease obligations...................           748             40             -               -
             Operating leases............................         6,327          9,984         7,214          12,284
             Pension & other post-retirement employee
                benefit obligations (a)..................         3,089          5,900         6,518               -
             Other long-term liabilities on the
                consolidated balance sheet...............         2,652          2,311           221             159
                                                           ----------------------------------------------------------
             Total Contractual Commitments...............      $ 31,567       $251,200      $ 16,005       $ 313,153

             (a) These amounts exclude the Company's  non-U.S.  pension plans as this  information is not available.
                 Payments  to the  Company's  non-U.S.  pension  plans  were $3.3  million  in 2003.  The  Company's long-term  pension and  post-retirement  benefit  obligations  are estimates based on the Company's current information and are subject to collective bargaining  agreements.  The Company reserves the right to make changes to these  estimates in the future as facts and  circumstances  change and new information is received.  Additionally,  the amount of contractual obligations beyond five years is not reliably estimable and is therefore not included in the table.

             (b) The aggregate  amount of the Company's  open purchase  obligations is not included in the Company's contractual  obligations  table due to the  short-term  nature and,  excluding  the amount that the
                 Company has  committed  to spend to complete  projects  included in  Construction  in Progress  (as discussed  previously),  the  immateriality  of  the  purchase  obligations  that  the  Company  is contractually obligated to as of December 31, 2003.

         See Note (5) to the Consolidated  Financial  Statements for further information on obligations under our borrowing agreements and Note (9) for further information on capital and operating leases.

         The  Company's  amended  Senior  Secured  Credit  Facility  permits,  from  time to time and  subject  to  certain conditions,  the  redemption of the  subordinated  debt.  The Company  intends to pursue  opportunistic  repurchases of its outstanding 12 3/8% Senior Subordinated Notes as time and circumstances permit,  subject to market conditions,  the trading price of the 12 3/8% Senior Subordinated Notes and the terms of the Company's Senior Secured Credit Facility.

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

INFLATION

         Tin-plated steel represents the primary component of the Company's raw materials requirements.  Historically,  the
Company has not always been able to immediately  offset  increases in tinplate  prices with customer price  increases.  The
Company's  capital spending  programs and manufacturing  process upgrades are designed to increase  operating  efficiencies and mitigate the impact of inflation on the Company's cost structure.

         Tin-plate  prices have increased  slightly over the last five years.  While there is some  long-term  variability, tin-plate  prices have generally been stable and price  increases have  historically  been announced  several months before implementation.  This stability has enhanced the Company's  ability to  communicate  and negotiate  required  selling price increases with its customers and minimizes  fluctuations  of the Company's  gross margins.  Many of the Company's  domestic and some of its  international  multi-year  supply  agreements with its customers permit it to pass through tin-plate price increases  and, in some  cases,  other raw  material  costs.  Starting in the fourth  quarter of 2003,  many  domestic  and foreign steel suppliers began  experiencing a shortage of coke, an important  component of the  steel-making  process.  The shortage is due to many  factors,  which  include the growing  Chinese  steel  market and a fire at a coal mine in the U.S.
that  produces  coke and is  expected  to  continue in at least the near  future.  While we cannot  predict  the  long-term effects the shortage  will have on our  tin-plate  costs,  the shortage has caused some steel  manufacturers  to consider a surcharge  on steel,  which  could  potentially  increase  our  tinplate  prices.  The  Company has not always been able to immediately offset increases in tin-plate prices with price increases on its products.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial  Accounting Standards Board (FASB) issued SFAS No. 146 "Accounting for Costs Associated With Exit or
Disposal  Activities,"  in July  2002.  SFAS No.  146  requires  that a  liability  for a cost  associated  with an exit or disposal  activity be recognized  when the liability is incurred.  SFAS No. 146 supercedes the guidance of Emerging  Issues
Task Force ("EITF") Issue No. 94-3 "Liability  Recognition  for Certain  Employee  Termination  Benefits and Other Costs to
Exit an Activity,"  which required that  liabilities for exit costs be recognized at the date of an entity's  commitment to an exit plan.  SFAS No. 146 is effective for exit or disposal  activities  that are initiated  after  December 31, 2002. As discussed in Note (3), the Company  recorded  restructuring  charges in 2003 in accordance  with the provisions of SFAS No.
146.

         In January 2003, the FASB issued FASB  Interpretation No. 46,  "Consolidation of Variable Interest Entities" ("FIN
46"),  which requires  variable  interest  entities to be consolidated by the primary  beneficiary of the entity if certain criteria  are met.  FIN 46 is  effective  immediately  for all new variable  interest  entities  created or acquired  after
January 31, 2003. For variable  interest  entities  created or acquired prior to February 1, 2003, the provisions of FIN 46 became  effective  during the fourth  quarter of 2003. The Company  adopted FIN 46 in January of 2003.  There was no impact to the financial position and results of operations of the Company as a result of the adoption in 2003.

         In December of 2003,  the FASB issued a revised  SFAS No. 132  "Employers'  Disclosures  about  Pensions and Other
Postretirement  Benefits".  The statement  revises  employers'  disclosures  about  pension plans and other  postretirement benefit  plans but it does not change the  measurement  or  recognition  of those plans.  The revised SFAS No. 132 requires additional  disclosures  to those in the  original  SFAS 132 about the assets,  obligations,  cash flows,  and net periodic benefit cost of defined  pension  plans and other defined  benefit  postretirement  plans.  The  statement  also  increases quarterly  pension  plan and  postretirement  benefit plan  disclosure  requirements.  Revised  SFAS No. 132 domestic  plan disclosure  requirements  are  effective  for  financial  statements  with fiscal  years  ending  after  December 15, 2003.
However,  disclosure of  information  about  foreign  plans  required by the Statement is effective for fiscal years ending after June 15,  2004.  The Company  adopted  this  statement  in December of 2003 and there was no impact to the  financial position and results of operations of the Company as a result of the  adoption.  See Notes (7) and (8) to the  Consolidated
Financial Statements for the additional disclosures required by this pronouncement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Foreign Currency Risk

         The Company bears foreign exchange risk because much of our financing is currently  obtained in U.S. dollars,  but a portion of the  Company's  revenues  and  expenses  are earned in the various  currencies  of our  foreign  subsidiaries'
operations.  The revolving  credit  facility  allows certain  foreign  subsidiaries  to borrow up to $75 million in British
Pounds Sterling, and Euros. The Company has not made borrowings in any of these currencies.

  Interest Rate Risk

         Interest rate risk exposure results from our floating rate  borrowings.  A portion of the interest rate risks were hedged by entering  into swap and collar  agreements.  The  agreements  expired on October 10,  2003.  The Company does not currently intend to enter into new interest rate protection agreements.

         The table below  provides  information  about the  Company's  debt  obligations  that are  sensitive to changes in interest rates as of December 31, 2003.  The table presents  principal  cash flows and related  weighted  average  interest rates by expected maturity dates.

Debt Obligations                 2004        2005         2006        2007         2008      Thereafter  Fair Value
--------------------------    ----------- ------------ ----------- ------------ ------------ ----------- -------------
--------------------------
                                                               (dollars in millions)
Fixed rate                       $0.7         $  --       $0.9         $  --        $          $296.7     $290.2
                                                                                   --
Average interest rate                                      10.13%          --                    11.74%
                                 6.14%      --                                    --
Variable rate                     $18.8       $19.2        $212.9      $1.0         $   1.1     $4.0      $252.1
Average interest rate                           5.15%                    4.74%                   1.20%
                                 5.07%                    5.08%                    4.74%

         The Company does not use  financial  instruments  for trading or  speculative  purposes.  Quoted market values are only  available on the 10 7/8% Senior Secured Notes and 12 3/8% Senior  Subordinated  Notes.  Fair value  amounts,  because they do not include certain costs such as prepayment  penalties,  do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                   Page
                                                                                                                   ----

     INDEPENDENT AUDITORS' REPORT

     To U.S. Can Corporation:
     Lombard, Illinois

     We have audited the accompanying  consolidated balance sheets of U.S. Can Corporation and Subsidiaries ("the Company")
     as of December 31, 2003 and 2002, and the related  consolidated  statements of operations,  stockholders'  equity, and cash flows for the years then ended. These financial  statements are the  responsibility of the Company's  management.
     Our  responsibility  is to express an opinion on these  financial  statements  based on our audits.  The  consolidated financial  statements of the Company for the year ended  December 31, 2001,  before the  inclusion of the  disclosures discussed in Note 14 to the financial statements,  were audited by other auditors,  who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated March 6, 2002.

     We conducted our audits in  accordance  with auditing  standards  generally  accepted in the United States of America.
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

     In our opinion,  such 2003 and 2002 consolidated  financial  statements present fairly, in all material respects,  the financial  position of U.S. Can  Corporation and  Subsidiaries  as of  December 31,  2003 and 2002, and the results of their  operations and their cash flows for the years then ended, in conformity with  accounting  principles  generally accepted in the United States.

     As discussed in Note 2, in 2002 the Company  changed its method of accounting for goodwill as required by Statement of
     Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets."

     As discussed above,  the financial  statements of U.S. Can Corporation as of December 31, 2001, and for the years then ended were audited by other auditors who have ceased operations.  As described in Note 14, these financial  statements have been revised to include the  transitional  disclosures  required by Statement  No. 142,  which was adopted by the
     Company as of January 1, 2002. Our audit  procedures  with respect to the  disclosures in Note 14 with respect to 2001 included (i) comparing the  previously  reported net income to the  previously  issued  financial  statements  and the adjustments to reported net income  representing  amortization  expense (including any related tax effects) recognized in those periods related to goodwill,  to the Company's underlying records obtained from management,  and (ii) testing the mathematical  accuracy of the  reconciliation of adjusted net income to reported net income.  In our opinion,  the disclosures  for 2001 in Note 14 are  appropriate.  However,  we were not  engaged  to  audit,  review,  or apply  any procedures  to the 2001  financial  statements  of the  Company  other  than with  respect  to such  disclosures  and, accordingly,  we do not express an opinion or any other form of assurance on the 2001 financial  statements taken as a whole.

     Deloitte & Touche LLP
     Chicago, Illinois
     March 5, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     The  following  report is a copy of a report  previously  issued by Arthur  Andersen LLP and has not been  reissued by
     Arthur  Andersen  LLP. In fiscal 2002,  the Company  adopted the  provisions  of  Statement  of  Financial  Accounting
     Standards  No.  142,  "Goodwill  and  Other  Intangible  Assets"  (SFAS  No.  142).  As  discussed  in  Note 14 to the consolidated  financial statements,  the Company has presented the transitional  disclosures for 2001 required by SFAS
     No. 142. The Arthur  Andersen LLP report does not extend to these  transitional  disclosures.  These  disclosures  are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

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

     ARTHUR ANDERSEN LLP
     Chicago, Illinois
     March 6, 2002

     * The 2000 and 1999 consolidated financial statements are not required to be presented in the 2003 annual report.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (000's omitted)

                                                                               For the Year Ended
                                                             -------------------------------------------------------
                                                               December 31,       December 31,       December 31,
                                                                   2003               2002               2001
                                                             -----------------  -----------------  -----------------

Net Sales.................................................          $822,896           $796,500           $772,188

Cost of Sales.............................................           735,472            710,395            695,514
                                                             -----------------  -----------------  -----------------

     Gross Income.........................................            87,424             86,105             76,674

Selling, General and Administrative Expenses..............            36,665             37,853             46,581

Special Charges...........................................               612              8,705             36,239
                                                             -----------------  -----------------  -----------------

     Operating Income (Loss)..............................            50,147             39,547             (6,146)

Interest Expense..........................................            54,444             51,333             54,668

Bank Financing Fees.......................................             6,118              4,051              2,636
                                                             -----------------  -----------------  -----------------

     Loss Before Income Taxes.............................           (10,415)           (15,837)           (63,450)

Provision (Benefit) for Income Taxes......................             3,105             37,637            (23,034)
                                                             -----------------  -----------------  -----------------

     Loss from Operations Before Cumulative Effect of
    Accounting Change.....................................           (13,520)           (53,474)           (40,416)

Cumulative Effect of Accounting Change, net of income  taxes               -            (18,302)                 -
                                                             -----------------  -----------------  -----------------

     Net Loss Before Preferred Stock Dividends............           (13,520)           (71,776)           (40,416)

Preferred Stock Dividend Requirement......................           (13,821)           (12,521)           (11,345)
                                                             -----------------  -----------------  -----------------

     Net Loss Attributable to Common Stockholders.........          $(27,341)          $(84,297)          $(51,761)
                                                             =================  =================  =================

                              The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                          (000's omitted, except per share data)

                                                                                December 31,           December 31,
                                  ASSETS                                            2003                   2002
                                                                            ---------------------  ---------------------
CURRENT ASSETS:
     Cash and cash equivalents............................................              $23,540                $11,790
     Accounts receivable, net of allowances...............................               87,609                 89,986
     Inventories, net.....................................................               95,545                105,635
     Deferred income taxes................................................                  829                  7,730
     Other current assets.................................................               13,573                 14,466
                                                                            ---------------------  ---------------------
          Total current assets............................................              221,096                229,607

PROPERTY, PLANT AND EQUIPMENT, less accumulated
     depreciation and amortization........................................              243,373                241,674

GOODWILL, less accumulated amortization...................................               27,384                 27,384

DEFERRED INCOME TAXES.....................................................               30,816                 29,340

OTHER NON-CURRENT ASSETS..................................................               54,519                 50,821

                                                                            ---------------------  ---------------------
          Total assets....................................................             $577,188               $578,826
                                                                            =====================  =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt and capital lease obligations...              $19,499                $26,153
     Accounts payable.....................................................               90,851                 94,537
     Accrued expenses.....................................................               46,485                 51,446
     Restructuring reserves...............................................                3,422                 11,990
     Income taxes payable.................................................                1,249                    958
                                                                            ---------------------  ---------------------
          Total current liabilities.......................................              161,506                185,084

LONG TERM DEBT............................................................              535,767                523,529

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS..........................................................               71,779                 74,574

OTHER LONG-TERM LIABILITIES...............................................                7,086                  6,352
                                                                            ---------------------  ---------------------

          Total liabilities...............................................              776,138                789,539

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized, 106,667 shares
      issued & outstanding................................................              146,954                133,133

STOCKHOLDERS' EQUITY:
     Common stock, $10.00 par value, 100,000 shares authorized, 53,333
      shares issued & outstanding.........................................                  533                    533
     Additional paid-in-capital...........................................               52,800                 52,800
     Accumulated other comprehensive loss.................................              (25,793)               (51,076)
     Accumulated deficit..................................................             (373,444)              (346,103)
                                                                            ---------------------  ---------------------
          Total stockholders' equity / (deficit)..........................             (345,904)              (343,846)
                                                                            ---------------------  ---------------------
               Total liabilities and stockholders' equity.................             $577,188               $578,826
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

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (000's omitted)

                                             Common    Paid-in-CapitAccumulated     Accumulated   Comprehensive
                                                                       Other
                                                                   Comprehensive
                                              Stock                     Loss          Deficit     Income (Loss)
                                           ----------------------------------------------------------------------
BALANCE AT                                  $    533     $52,800    $ (19,674)      $(207,982)
   DECEMBER 31, 2000...................
Net loss before preferred
   stock dividends.....................            -           -            -         (40,416)      $   (40,416)
Settlement of shareholder
    litigation in connection
    with the recapitalization..........            -           -            -          (2,063)                -
Unrealized loss on cash flow
    hedge..............................            -           -       (3,862)              -            (3,862)
Preferred stock dividends..............            -           -            -         (11,345)                -
Equity adjustment to reflect
   minimum pension liability...........            -           -         (288)              -              (288)
Currency translation adjustment........            -           -      (14,827)              -           (14,827)
                                                                                                 ----------------
Comprehensive loss.....................                                                             $   (59,393)
                                           ------------------------------------------------------================
BALANCE AT                                       533      52,800      (38,651)       (261,806)
   DECEMBER 31, 2001...................
Net loss before preferred
   stock dividends.....................            -          -            -          (71,776)      $   (71,776)
Unrealized gain on cash flow
    hedge..............................            -          -          176                -               176
Preferred stock dividends..............            -          -            -          (12,521)                -
Equity adjustment to reflect
   minimum pension liability...........            -          -      (22,058)               -           (22,058)
Currency translation
   adjustment..........................            -          -        9,457                -             9,457
                                                                                                 ----------------
Comprehensive loss.....................                                                             $   (84,201)
                                           ------------------------------------------------------================
BALANCE AT                                       533      52,800      (51,076)       (346,103)
   DECEMBER 31, 2002...................
Net loss before preferred
   stock dividends.....................            -          -            -          (13,520)      $   (13,520)
Unrealized gain on cash
   flow hedge..........................            -          -        3,686                -             3,686
Preferred stock dividends..............            -          -            -          (13,821)                -
Equity adjustment to reflect
   minimum pension liability...........            -          -        3,565                -             3,565
Currency translation
   adjustment..........................            -          -       18,032                -            18,032
                                                                                                 ----------------
Comprehensive income...................                                                             $    11,763
                                                                                                 ================
                                           ------------------------------------------------------
BALANCE AT                                  $    533   $ 52,800     $(25,793)      $ (373,444)
   DECEMBER 31, 2003...................
                                           ======================================================

                                The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (000's omitted)

                                                                                    For the Year Ended December 31,
                                                                            ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            2003            2002             2001
                                                                            --------------- ---------------  ---------------
  Net loss before preferred stock dividends requirements................         $(13,520)       $(71,776)        $(40,416)
  Adjustments to reconcile net loss to net cash provided by
     operating activities -
     Depreciation and amortization......................................           38,303          36,086           34,626
     Special charges....................................................              612           8,705           36,239
     Cumulative effect of accounting change, net of tax.................                -          18,302                -
     Deferred income taxes..............................................              411          35,724          (24,369)
     Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable................................................          (5,514)         11,859           (5,677)
      Inventories........................................................          17,732           2,432           11,070
      Accounts payable...................................................         (11,568)         (9,220)          (3,366)
      Accrued expenses...................................................         (11,168)        (21,357)         (12,838)
      Other, net.........................................................           5,744          (4,591)          (2,261)
                                                                            --------------- ---------------  ---------------
         Net cash provided by (used in) operating activities.............          21,032           6,164           (6,992)
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including restructuring capital.................          (19,847)        (27,235)         (19,537)
  Acquisition of business, net of cash acquired.........................                -               -           (4,198)
  Proceeds from sale of property........................................            5,429           5,662            7,208
  Investment in Formametal S.A..........................................                -            (133)          (7,891)
                                                                            --------------- ---------------  ---------------
         Net cash used in investing activities..........................          (14,418)        (21,706)         (24,418)
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of shareholder litigation..................................                -               -           (2,063)
  Repurchase of 12 3/8% notes...........................................           (3,011)              -                -
  Issuance of 10 7/8% notes.............................................          125,000               -                -
  Net borrowings (payments) under the revolving line of credit..........          (27,600)         13,600           37,600
  Payments of Tranche A loan............................................          (27,294)         (8,000)          (6,000)
  Payments of Tranche B loan............................................          (47,575)         (1,000)          (1,250)
  Borrowing of Tranche C loan...........................................                -               -           20,000
  Borrowing of other long-term debt.....................................            4,814          11,079                -
  Proceeds from accounts receivable factoring...........................           11,195               -                -
  Payments of other long-term debt, including capital lease obligations.          (19,829)         (3,689)          (6,852)
  Payment of debt financing costs.......................................           (6,938)              -           (6,294)
                                                                            --------------- ---------------  ---------------
         Net cash provided by financing activities......................            8,762          11,990           35,141
                                                                            --------------- ---------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................           (3,626)            599              228
                                                                            --------------- ---------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................           11,750          (2,953)           3,959
CASH AND CASH EQUIVALENTS, beginning of year............................           11,790          14,743           10,784
                                                                            --------------- ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of year..................................          $23,540         $11,790          $14,743
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
                                              DECEMBER 31, 2003, 2002 AND 2001

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

                                                                                  2003             2002             2001
                                                                                  ----             ----             ----

   Balance at beginning of year...........................................    $      16,114   $    12,243    $    10,971
      Provision for doubtful accounts.....................................            1,557         1,437            621
      Change in discounts, allowances and rebates.........................             (932)        3,378            790
      Write-offs of doubtful accounts, net of recoveries..................             (313)         (944)          (139)
                                                                              -------------   -----------    -----------
   Balance at end of year.................................................    $      16,426   $    16,114    $    12,243
                                                                              =============   ===========    ===========

         (c) Inventories--  Inventories are stated at the lower of cost or market and include  material,  labor and factory overhead.  Costs for United States inventory have been determined  using the last-in,  first-out  ("LIFO") method.  Had the inventories been valued using the first-in,  first-out ("FIFO") method, the amount would not have differed  materially from the  amounts as  determined  using the LIFO  method.  Costs for  Subsidiaries'  inventory  have been  determined  using the first-in,  first-out ("FIFO") method.  Subsidiaries'  inventory was approximately $42.8 million as of December 31, 2003 and approximately  $48.1 million as of December 31,  2002 and 2001. The Company estimates  reserves for inventory  obsolescence and shrinkage based on its judgment of future realization.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                               2003              2002
                                                                                               ----              ----

    Raw materials.......................................................................   $       21,382    $    23,492
    Work in progress....................................................................           39,286         46,435
    Finished goods......................................................................           34,877         35,708
    Total Inventory.....................................................................   $       95,545    $   105,635
                                                                                           ==============    ===========

         (d)  Property,  Plant and  Equipment--Property,  plant and  equipment  is recorded  at cost.  Major  renewals  and betterments  which  extend the useful life of an asset are  capitalized;  routine  maintenance  and repairs are expensed as
incurred.   Maintenance  and  repairs  charged  against  earnings  were  approximately  $27.5  million,  $27.4 million  and
$28.6 million  in 2003, 2002 and 2001,  respectively.  Upon sale or retirement of these assets,  the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

         Depreciation for financial  reporting  purposes is principally  provided using the  straight-line  method over the estimated  useful  lives of the assets,  as follows:  buildings-25  to 40 years;  machinery  and  equipment-5  to 20 years.
Equipment  under capital leases is amortized  over the life of the lease.  Depreciation  expense was $33.7  million,  $32.0 million and $29.2 million for 2003, 2002 and 2001, respectively.

         Property reported in the accompanying balance sheets is classified as follows (000's omitted):

                                                                                               2003              2002
                                                                                               ----              ----

    Land ...............................................................................   $        6,410    $     5,086
    Buildings...........................................................................           63,828         60,364
    Machinery and equipment.............................................................          454,261        409,052
    Capital leases......................................................................            8,395          9,036
    Construction in process.............................................................           17,577         23,347
                                                                                                  550,471        506,885
    Accumulated depreciation and amortization...........................................        (307,098)       (265,211)
    Total Property......................................................................   $      243,373    $    241,674
                                                                                           ==============    ============

         (e)  Goodwill - Statement of Financial  Accounting  Standards  ("SFAS")  No. 142  "Goodwill  and Other  Intangible
Assets"  requires that goodwill and  "indefinite-lived"  intangibles are not amortized but are tested at least annually for impairment.  On an ongoing basis, the Company reviews its operations for indications of potential  goodwill  impairment and annually  tests its goodwill  for  impairment  under SFAS 142 in November of each year.  The Company  identifies  potential impairments of goodwill by comparing an estimated fair value for each applicable  business unit to its respective  carrying value.  Although  the values are  assessed  using a variety of  internal  and  external  sources,  future  events may cause reassessments  of these values and related  goodwill  impairments.  The Company ceased the  amortization of its goodwill in
2002.  For the year ended  December 31, 2001,  the Company  recorded  goodwill  amortization  of $2.8 million.  The Company recorded a non-cash,  pre-tax  goodwill  impairment  charge of $39.1 million ($18.3 million,  net of tax) as the cumulative effect of a change in accounting in the fourth  quarter of 2002,  effective  January 1, 2002.  See Note (14) for additional disclosure.

         (f) Bank  Financing  Fees - Costs related to the issuance of new debt and bank costs related to the amendment of a debt  agreement  are  included in other  non-current  assets and are deferred and  amortized  over the terms (or  remaining terms) of the related  debt  agreements.  Third party  costs,  other than bank costs,  related to the  amendment  of a debt agreement  are expensed as incurred.  Amortization  of financing  costs in 2003,  2002,  and 2001 were $4.6  million,  $4.1 million and $2.6 million,  respectively  and are included in bank financing  fees.  During 2003,  the Company  incurred and expensed  $1.5 million of third party fees to amend the Senior  Secured  Credit  Facility.  These fees are also included in bank  financing  fees.  The Company  paid $6.9 million of  financing  costs in 2003 and $6.3 million of financing  costs in
2001.  The Company did not incur any financing costs in 2002.

         (g) Impairment of Long-Lived  Assets - In accordance with SFAS 144,  "Accounting for the Impairment or Disposal of
Long-Lived Assets",  the Company continually reviews whether events and circumstances  subsequent to the acquisition of any long-lived  assets have occurred that indicate the remaining  estimated  useful lives of those assets may warrant  revision or that the  remaining  balance of those  assets may not be  recoverable.  If events and  circumstances  indicate  that the long-lived  assets should be reviewed for possible  impairment,  the Company uses projections to assess whether future cash flows or operating income (before  amortization) on an undiscounted  basis related to the tested assets is likely to exceed the recorded  carrying  amount of those  assets,  to determine if a write-down  is  appropriate.  Should an  impairment  be identified,  a loss would be reported to the extent that the  carrying  value of the  impaired  assets  exceeds  their fair values as  determined  by valuation  techniques  appropriate  in the  circumstances  that could  include the use of similar projections on a discounted basis.

         (h) Revenue - Revenue is  recognized  when goods are  shipped,  at which time,  title and risk of loss pass to the customer.  Provisions for discounts,  returns,  allowances,  customer rebates and other adjustments are provided for in the same period as the related  revenues are  recorded.  The Company  enters into  contractual  agreements  with certain of its customers  for rebates,  generally  based on annual sales  volumes.  As sales occur,  a provision for rebates is accrued on the balance  sheet and is charged  against net sales.  In  accordance  with  Emerging  Issues  Task Force  ("EITF")  00-10,
"Accounting  for Shipping and Handling Fees and Costs," the Company  records  freight  billed to its customers as net sales and the related freight costs as a cost of sales.

         (i) Foreign Currency  Translation - The functional  currency for all the Company's  Subsidiaries is the applicable local  currency.  The translation  from the applicable  foreign  currencies to U.S.  dollars is performed for balance sheet accounts  using current  exchange  rates in effect at the balance sheet date and for revenue and expense  accounts using an average  exchange rate prevailing  during the period.  The gains or losses  resulting from such translation are included in accumulated  other  comprehensive  loss.  Gains or losses  resulting  from foreign  currency  transactions  are included in operating income and were not material in 2003, 2002 or 2001.

         (j) Financial  Instruments - To manage  interest rate exposure and as required under the Company's  Senior Secured
Credit  Facility,  the Company  entered into interest  rate  agreements in 2000.  These  agreements  expired on October 10,
2003.  The net interest  paid or received on the  agreements  was  recognized as interest  income or expense.  The interest rate  agreements were reported in the  consolidated  financial  statements at fair value using a mark to market  valuation.
Changes in the fair value of the contracts were recorded each period as a component of other  comprehensive  income.  Gains or losses on  interest  rate  agreements  were  reclassified  as earnings  or losses in the period in which  earnings  were affected by the underlying  hedged item.  The fair value of the agreements was reported in accrued  liabilities at December
31, 2002,  therefore the expiration of the agreements  had no impact on the Company's  reported debt balances.  The Company does not use financial instruments for trading or speculative purposes.

         (k)  Accumulated Other Comprehensive Loss - The components of accumulated other comprehensive loss for 2003, 2002 and 2001 are as follows (000's omitted):

                                                                     2003              2002              2001
                                                               ------------------ ---------------- -----------------
  Foreign Currency Translation Adjustment................           $(5,148)          $(25,044)       $(34,501)
  Minimum Pension Liability Adjustment........................      (20,645)           (22,346)           (288)
  Unrealized Loss on Cash Flow
      Hedges.......................                                      --             (3,686)         (3,862)
                                                               ------------------ ---------------- -----------------
  Total Accumulated Other Comprehensive Loss..................     $(25,793)          $(51,076)       $(38,651)

         The  components  of  comprehensive  loss for 2003,  2002 and 2001 are included in the  Statement of  Stockholder's
Equity.  The unrealized  loss on cash flow hedge included in  comprehensive  gain / (loss) is net of  reclassifications  of losses included in interest  expense of $5.1 million,  $5.8 million and $2.6 million for the years ended December 31, 2003,
2002 and 2001,  respectively.  Minimum pension liability  adjustment as of December 31, 2003, 2002 and 2001 is net of taxes of $11.5  million,  $12.6 million and $0.0 million,  respectively.  Unrealized  loss on cash flow hedges as of December 31,
2002 and 2001 is net of taxes of $2.3 million and $2.4 million, respectively.

         (l) Stock-Based  Compensation - The Company  periodically issues stock-based  compensation under its U.S. Can 2000
Equity  Incentive  Plan. The Company  continues to use the intrinsic fair value method under  Accounting  Principles  Board
("APB")  Opinion  No. 25 to account  for the its  stock-based  compensation  plan;  therefore,  no  compensation  costs are recognized in the Company's financial statements for options granted.

         In accordance  with SFAS No. 148  "Accounting  for  Stock-Based  Compensation  - Transition and  Disclosure",  the
following  table  presents  (in  thousands)  what the  Company's  net loss  would  have  been  had the  Company  determined compensation costs using the fair value-based accounting method for the years ended December 31, 2003, 2002 and 2001.

                                                   For the Years Ended December 31,
                                    ----------------------------------------------------------------
                                            2003                 2002                  2001
                                    ----------------------------------------------------------------

Net Loss Before Preferred
   Stock Dividends...................... $(13,520)            $(71,776)             $(40,416)
Stock-Based Compensation Cost,
   net of tax - fair value method.....        (88)                (151)                 (146)
                                    ----------------------------------------------------------------
Pro-Forma Net Loss Before
   Preferred Stock Dividends.........    $(13,608)            $(71,927)             $(40,562)
                                    ================================================================

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

         The Financial  Accounting Standards Board (FASB) issued SFAS No. 146 "Accounting for Costs Associated With Exit or
Disposal  Activities,"  in July  2002.  SFAS No.  146  requires  that a  liability  for a cost  associated  with an exit or disposal  activity be recognized  when the liability is incurred.  SFAS No. 146  supercedes  the guidance of EITF Issue No.
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

         In January 2003, the FASB issued FASB  Interpretation No. 46,  "Consolidation of Variable Interest Entities" ("FIN
46"),  which requires  variable  interest  entities to be consolidated by the primary  beneficiary of the entity if certain criteria  are met.  FIN 46 is  effective  immediately  for all new variable  interest  entities  created or acquired  after
January 31, 2003. For variable  interest  entities  created or acquired prior to February 1, 2003, the provisions of FIN 46 became  effective  during the fourth  quarter of 2003. The Company  adopted FIN 46 in January of 2003.  There was no impact to the financial position and results of operations of the Company as a result of the adoption.

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

         In May 2003, the FASB issued SFAS No. 150,  "Accounting For Certain Financial  Instruments with Characteristics of
Both  Liabilities  and Equity"  which  establishes  standards  for how an issuer of financial  instruments  classifies  and measures certain  financial  instruments with  characteristics  of both liabilities and equity.  It requires that an issuer classify  a  financial  instrument  that is within  its scope as a  liability  (or an asset in some  circumstances)  if, at inception,  the monetary  value of the  obligation is based solely or  predominantly  on a fixed  monetary  amount known at inception,  variations  in  something  other than the fair value of the  issuer's  equity  shares or  variations  inversely related  to  changes  in the fair  value  of the  issuer's  equity  shares.  This  Statement  is  effective  for  financial instruments  entered into or modified  after May 31, 2003, and otherwise is effective at the beginning of the first interim period  beginning after June 15, 2003. In accordance with the  pronouncement,  the Company adopted the standard on June 30,
2003.  At December 31, 2003,  the Company had $147.0  million of  redeemable  preferred  stock.  However,  as the Company's redeemable  preferred  stock  does  not  contain  an  unconditional  obligation  requiring  the  Company  to  redeem  it by transferring  assets at a specified or determinable  date, or upon an event certain to occur,  the adoption of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

         In December of 2003,  the FASB issued a revised  SFAS No. 132  "Employers'  Disclosures  about  Pensions and Other
Postretirement  Benefits".  The statement  revises  employers'  disclosures  about  pension plans and other  postretirement benefit  plans but it does not change the  measurement  or  recognition  of those plans.  The revised SFAS No. 132 requires additional  disclosures  to those in the  original  SFAS 132 about the assets,  obligations,  cash flows,  and net periodic benefit cost of defined  pension  plans and other defined  benefit  postretirement  plans.  The  statement  also  increases quarterly  pension  plan and  postretirement  benefit plan  disclosure  requirements.  Revised  SFAS No. 132 domestic  plan disclosure  requirements  are  effective  for  financial  statements  with fiscal  years  ending  after  December 15, 2003.
However,  disclosure of  information  about  foreign  plans  required by the Statement is effective for fiscal years ending after June 15,  2004.  The Company  adopted  this  statement  in December of 2003 and there was no impact to the  financial position and results of operations of the Company as a result of the  adoption.  See Notes (7) and (8) for the  disclosures required by this pronouncement.

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
customer rebate accruals included in allowance for doubtful accounts;  inventory valuation;  restructuring  amounts;  asset impairments;  goodwill  impairments;  pension  assumptions  and tax valuation  allowances.  Future events and their effects cannot be perceived with certainty.  Accordingly,  our accounting  estimates  require the exercise of management's  current best reasonable  judgment based on facts  available.  The accounting  estimates used in the preparation of the consolidated financial  statements will change as new events occur, as more experience is acquired,  as more information is obtained and as the Company's operating  environments  change.  Accounting policies requiring  significant  management judgments include those related to revenue recognition,  inventory valuation, rebate accruals,  goodwill impairment,  restructuring reserves, tax valuation  allowances,  pension benefit obligations and interest rate exposure.  While actual results could differ from these estimates, management believes that these estimates are reasonable.

         (p) Accrued  Current  Liabilities  - Included in accrued  expenses as of December  31, 2003 and 2002 were  accrued payroll  and other  employee  benefits of $11.9  million and $14.5  million,  respectively,  and accrued  interest of $14.7 million and $8.5 million, respectively.

(3)  Special Charges

         The Company  initiated  several  restructuring  programs in 2001,  consisting of a voluntary  termination  program offered to all corporate office salaried  employees,  the closure of six manufacturing  facilities and the consolidation of two Georgia  plastics  facilities  into a new plastics  plant in Atlanta,  Georgia.  2002 included a  restructuring  charge related to the sale of the  Daegling,  Germany  facility,  and during both 2002 and 2003,  net  restructuring  charges were recorded  related to employee  separation  costs and  reassessments  of previously  established  reserves.  The activity is further explained below.

2003
----

         During 2003, the Company  recorded a net charge of $0.6 million related to  restructuring.  The net charge of $0.6 million  consists of new  restructuring  reserves of $2.4 million less reversals of $1.8 million due to the reassessment of restructuring  reserves  established  in 2001.  The 2003 net charge  included  employee  separation  costs in the U.S.  and
Europe,  and an early termination  program in one European  facility.  In addition,  previously  established  reserves were reassessed,  resulting  in a charge  related to  increased  severance  costs for a  previously  terminated  employee at May
Verpackungen,  offset by a reserve  reversal  primarily in connection  with the Burns Harbor 2002 facility  closing.  While the majority of the  restructuring  initiatives  have been  completed in 2002,  certain  portions of the programs  were not completed  until 2003.  Certain  long-term  liabilities  (approximately  $4.5 million as of December 31, 2003),  consisting primarily of employee termination costs and future ongoing facility carrying costs will be paid over many years.

         Total cash  payments in the twelve  months ended  December 31, 2003 were $8.8 million and the Company  anticipates spending  another $7.9 million over the next several years.  The remainder of the reserve  consisted  primarily of employee termination  benefits paid over time for  approximately  18 salaried and 42 hourly employees  (approximately  600 positions were originally identified for elimination), and other ongoing facility carrying costs.

         The table below presents the reserve categories and related activity as of December 31, 2003:

      (in millions)        January 1, 2003           Net           Cash Deductions      Other (b)        December 31, 2003
                               Balance           Additions(c)                                                 Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                    $9.2             ($6.0)               $0.4              $4.3                $0.7
Facility Closing Costs                  6.5              (0.1)               (2.8)                -                 3.6
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $15.7               $0.6              ($8.8)             $0.4                $7.9 (a)
                           =================    ===============    ================    =============    ====================

(a)  Includes $4.5 million classified as other long-term liabilities as of December 31, 2003.
(b)  Non-cash foreign currency translation impact
(c)  Includes reversals of $1.8 million due to the re-assessment of reserves

2002
----

         During 2002, the Company  recorded a net charge of $8.7 million related to  restructuring.  The net charge of $8.7 million consists of new  restructuring  reserves of $11.9 million less reversals of $3.2 million due to the reassessment of previously  established  reserves.  The 2002 net charge included a reassessment of the restructuring  reserves  established in 2001,  position  elimination costs and the loss on the sale of the Daegeling,  Germany  facility.  While the majority of the restructuring  initiatives were completed in 2002,  certain portions of the programs were not completed until 2003, and the Company did not expect to realize the full earnings benefits until 2004. Certain long-term  liabilities  (approximately
$3.7 million as of December 31, 2002),  consisting  primarily of employee  termination  costs and future  ongoing  facility carrying costs will be paid over many years.

         Total cash  payments in the twelve months ended  December 31, 2002 were $20.8 million and the Company  anticipated spending  another $15.7 million over the next several years. The remainder of the reserve  consisted  primarily of employee termination  benefits paid over time for  approximately  52 salaried and 67 hourly employees  (approximately  600 positions were originally identified for elimination), and other ongoing facility  carrying costs.

The table below presents the reserve categories and related activity as of December 31, 2002:

                           January 1, 2002           Net                                                 December 31, 2002
      (in millions)            Balance           Additions(d)       Deductions(c)       Other (b)             Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                   $21.2               $4.9             ($17.6)             $0.7               $9.2

Facility Closing Costs                 10.7                3.8               (9.6)              1.6                6.5
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $31.9               $8.7             ($27.2)             $2.3              $15.7(a)
                           =================    ===============    ================    =============    ====================

(a)  Includes $3.7 million classified as other long-term liabilities as of December 31, 2002.
(b)  Non-cash foreign currency translation impact and the reversal of $1.5 million of asset write-offs previously expensed in the 2001 restructuring.
(c)  Includes cash payments of $20.8 million.  The remaining non-cash deductions represent increased pension and post-retiree benefits transferred to Other Long-Term Liabilities (see Notes 7 & 8) and the non-cash loss recorded on the sale of the Daegeling facility.
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

(4)  Acquisitions

         On February 20, 2001,  certain assets of Olive Can Company, a Custom & Specialty  manufacturer,  were acquired for net cash  consideration  of $4.2 million.  The Olive  acquisition is not material to the Company's  operations or financial position.

         In March 1998,  a European  Subsidiary  acquired a 36.5% equity  interest in Formametal  S.A.  ("Formametal"),  an aerosol can manufacturer  located in Argentina,  for $4.6 million.  Including the initial investment,  the Company has made advances to and  investments in Formametal  totaling  $19.8  million.  The Company has also provided a $7.5 million loan to
Formametal, payable in installments through March 31, 2007.

         In January 2002,  Argentina enacted legislation which, among other things,  repealed the one to one U.S. dollar to
Argentinean  peso  exchange  rate.  The  Company  has  determined  that the  Argentinean  peso  denominated  portion of the investment in Formametal  will not be settled in the  foreseeable  future and therefore has reduced the investment  balance by $15.7  million with an  offsetting  charge to  accumulated  other  comprehensive  loss,  representing  the impact of the devaluation.

(5)  Debt Obligations

         Long-term  debt  obligations  of the Company at  December 31,  2003 and 2002  consisted  of the  following  (000's omitted):

                                                                                                  2003           2002
                                                                                                  ----           ----
Senior debt -
      Revolving line of credit at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................    $      42,100   $      69,700
      Tranche A term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................           38,706          66,000
      Tranche B term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................          130,175         177,750
      Tranche C term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................           20,000          20,000
      Senior Secured Series B Notes at 10 7/8% interest rate, due July 15, 2010........          125,000               -
      Secured term loan at  (a) adjustable interest rate, based on LIBOR rates, at December 31, 2003 and (b) at fixed rate of 8.5% at December 31, 2002,
        due May 2004...................................................................           16,529          18,220
      Revolving lines of credit at adjustable interest rate, based on
        market rates...................................................................              590          13,384
      Industrial revenue bonds at adjustable interest rate, based on market rates,
        due February 1, 2015...........................................................            4,000           4,000
      Capital lease obligations........................................................              788           1,867
      Secured term loan at adjustable interest rate, based on market rates,
          due serially to February 1, 2009 ............................................            4,814               -
      Other............................................................................                -           2,907
Senior Subordinated Series B Notes at 12 3/8% interest rate, due October 1, 2010.......          171,710         175,000
Senior Subordinated Series B Notes at 10 1/8% interest rate, due October 15, 2006......              854             854
                                                                                           -------------   -------------
      Total Debt.......................................................................          555,266         549,682
      Less--Current maturities.........................................................          (19,499)        (26,153)
                                                                                           --------------  --------------
Total long-term debt...................................................................    $     535,767   $     523,529
                                                                                           =============   =============

         In connection with a  recapitalization  of the Company in 2000,  United States Can Company,  as Borrower,  entered into a Credit  Agreement among United States Can, U.S. Can  Corporation  and Domestic  Subsidiaries of U.S. Can Corporation
as Domestic  Guarantors,  and certain lenders including Bank of America,  N.A., Citicorp North America,  Inc., and Bank One
NA as of October 4, 2000 (the "Senior Secured Credit  Facility").  The Senior Secured Credit Facility  provides for Tranche
A, Tranche B and Tranche C term loans and a $110.0 million revolving credit facility.

         On July 22, 2003,  United States Can Company completed an offering of $125 million of 10 7/8% Senior Secured Notes due 2010 ("Second  Priority Senior Secured  Notes").  The Notes are secured,  on a second priority basis, by  substantially all of the collateral  that currently  secures the Company's  Senior  Secured  Credit  Facility.  The Company used the $125 million in proceeds  generated  from the offering to prepay $23.3 million of its Tranche A term loan,  $46.7 million of its
Tranche B term loan and to reduce its  borrowings  under its revolving  credit  facility by $55.0  million.  The repayments under the  revolving  credit  facility  did not  reduce  the $110.0  million  amount  available  for  borrowings  under the facility.  The  prepayments  under the  Tranche A term  loan were  applied  in  direct  order of  maturity  and  eliminated quarterly principal payments through December 2004.

         The Company also amended its Senior Secured Credit  Facility to permit the offering of the Second  Priority Senior
Secured Notes and adjust certain  financial  covenants,  among other things.  These  amendments  also permit,  from time to time and  subject  to  certain  conditions,  the  Company  to make  borrowings  under its  revolving  credit  facility  for repurchases of a portion of its outstanding 12 3/8% senior  subordinated  notes.  The Company has paid  approximately  $6.9 million of fees and expenses  related to the offering and senior secured credit  facility  amendment  through  December 31,
2003.  These fees (net of the $1.5 million that has been  expensed as discussed  below) will be amortized  over the life of the applicable borrowings.

         Bank financing fees include the amortization of deferred financing fees and, in 2003, $1.5 million of fees related to the amendment of the Senior Secured Credit Facility that were paid and expensed by the Company.

         Amounts  outstanding  under the Senior Secured Credit  Facility bear interest at a rate per annum equal to either:
(1) the base rate (as  defined in the  Senior  Secured  Credit  Facility)  or (2) the LIBOR rate (as  defined in the Senior
Secured Credit  Facility),  in each case, plus an applicable  margin.  The applicable  margins were increased in connection with the 2001 amendments and are subject to future  reductions  based on the achievement of certain  leverage ratio targets and on the credit rating of the Senior  Secured Credit  Facility.  The 2003 average  interest rate on borrowings  under the
Senior Secured Credit Facility was 5.2%.

         Borrowings  under the Tranche A term loan are due and payable in  quarterly  installments,  beginning in the first quarter 2005. The payments in the first three  quarters of 2005 will be  approximately  $3.5 million per quarter,  and $7.1 million  will be paid in the  fourth  quarter  of 2005.  Borrowings  under the  Tranche B term loan are due and  payable in quarterly  installments  of nominal  amounts.  The  balance  under the Tranche A and Tranche B term loans is due in January
2006. No payments are due on borrowings  under the Tranche C term loan prior to its final  maturity.  The revolving  credit facility is available  until January 4, 2006.  Additionally,  the Senior Secured Credit  Facility  requires a prepayment in the event that  excess  cash flow (as  defined)  exists and  following  certain  other  events,  including  asset sales and issuances of debt and equity.

         The  Senior  Secured  Credit  Facility  is secured by a first  priority  security  interest  in all  existing  and after-acquired  assets of the  Company and its direct and  indirect  domestic  subsidiaries'  existing  and  after-acquired assets,  including,  without  limitation,  real property and all of the capital  stock of its direct and indirect  domestic subsidiaries  (including  certain  capital  stock of their  direct  foreign  subsidiaries  only to the extent  permitted by applicable  law).  In  addition,  if loans are made to  foreign  subsidiaries,  they will be secured  by the  existing  and after-acquired assets of certain of our foreign subsidiaries.

         At December 31, 2003,  $42.1  million had been borrowed  under the $110.0  million  revolving  loan portion of the
Senior  Secured  Credit  Facility.  Letters  of Credit  of $13.3  million  were also  outstanding  securing  the  Company's obligations under various insurance programs and other contractual agreements.

         United States Can has outstanding  $125.0 million  aggregate  principal amount of 10 7/8% Senior Secured Notes due
July 15, 2010.  The 10 7/8% Senior  Secured Notes are secured  obligations,  on a second  priority basis behind the lenders under the  Company's  Senior  Secured  Credit  Facility,  of United States Can and are senior in right of payment to all of
United  States Can's  unsubordinated  indebtedness.  The 10 7/8% Senior  Secured Notes are  guaranteed on a senior  secured basis by U.S. Can and all of United States Can's domestic restricted subsidiaries.

         United States Can also has $171.7 million  aggregate  principal  amount of 12 3/8% Senior  Subordinated  Notes due
October 1, 2010  ("Notes").  The Notes are  unsecured  obligations  of United States Can and are  subordinated  in right of payment to all of United States Can's senior  indebtedness.  The Notes are  guaranteed by U.S. Can and all of United States
Can's  domestic  restricted  subsidiaries.  During  December  2003, in accordance  with the amended  Senior  Secured Credit
Facility,  the Company  repurchased $3.3 million face value 12 3/8% Senior  Subordinated Notes at a discount,  plus accrued interest.  A gain of $0.2 million from the early  extinguishment of the 12 3/8% Senior Subordinated  Notes,  related to the discount and net of related deferred financing costs, was recorded in operating income.

         The Senior Secured Credit  Facility,  the 10 7/8% Senior Secured Notes and the 12 3/8% Senior  Subordinated  Notes
contain a number of  financial  and  restrictive  covenants.  Under our Senior  Secured  Credit  Facility,  the  Company is
required to meet certain  financial tests,  including  achievement of a minimum EBITDA level, a minimum  interest  coverage ratio, a minimum fixed charge coverage ratio and a maximum  leverage ratio.  The restrictive  covenants limit the Company's ability to incur debt,  pay dividends or make  distributions,  sell assets or  consolidate  or merge with other  companies.
The Company was in compliance  with all of the required  financial  ratios and other covenants  under both  facilities,  as amended, at December 31, 2003 and anticipates being in compliance in 2004.

            On November 13, 2003, May finalized the terms of a two-year accounts receivable  factoring  arrangement.  Under the terms of the  agreement,  May  factors  its  customer  accounts  receivable,  subject  to a maximum  of (Euro)12  million of receivables.  May pays a nominal  factoring fee and an interest charge for amounts  advanced to May that have not been paid by the customer to the factor.  May received its initial  draw under the  factoring  agreement in December  2003 and used a portion of this draw to repay all of its borrowings  under two bank  facilities.  In addition,  one of May's lenders agreed to extend the existing  facility for  borrowings up to (Euro)1.3 million  through June 30, 2004.  Borrowings  under the extended facility are secured by one manufacturing plant.

         In addition,  in December  2003,  the Company  financed  capital  equipment  under a $4.8  million term loan,  due serially to February 1, 2009.

         Under existing  agreements,  contractual  maturities of long-term debt as of December 31,  2003 (including capital lease obligations), are as follows (000's omitted):

      2004............................................................................................    $      19,499
      2005............................................................................................           19,233
      2006............................................................................................          213,772
      2007............................................................................................            1,002
      2008............................................................................................            1,050
      Thereafter......................................................................................          300,710
                                                                                                          -------------
                                                                                                          $     555,266
                                                                                                          =============

         See Note (9) for  further  information on obligations  under capital leases.  Other debt not previously  described above,  consisting of various  governmental  loans,  foreign debt and secured  equipment  notes  bearing  interest at rates between  1.2% and 5.1%  mature  at  various  times  through  2015,  and were  used to  finance  the  expansion  of  several manufacturing facilities.

         As required under the Company's Senior Secured Credit Facility,  in 2000, a portion of the Company's interest rate risks were hedged by entering into swap and collar  agreements.  The  agreements  expired on October 10, 2003. The interest rate swaps and  collars  were  entered  into when  interest  rates were  higher  than  current  rates.  Accordingly,  these contracts  were  "out-of-the-money"  and the Company paid $5.8 million in 2002 and $5.1 million in 2003 through the October
10, 2003 expiration date of the agreements.

         In an effort to limit foreign  exchange risks,  and as required by the Credit  Agreement,  the Company had entered into several  forward hedge  contracts.  The payments due on the secured term loan used to finance the  acquisition  of the
Merthyr  Tydfil  facility  were hedged by a series of British  Pound/Dollar  forward  contracts.  Pursuant to the agreement under which the  contracts  had been issued,  the  counterparty  elected to terminate  the  contracts in January  2003.  In connection with the  termination,  the Company paid $1.0 million to the  counterparty,  which is reflected in 2003 interest expense in accordance with the original contract terms.

         Based upon borrowing  rates  currently  available to the Company for borrowings with similar terms and maturities, the fair value of the Company's total debt was  approximately  $542.3 million and  $453.2 million  as of December 31,  2003 and 2002,  respectively.  No quoted  market  value is  available  (except on the 12 3/8%  Notes and 10 7/8%  Notes).  These amounts,  because they do not include certain costs such as prepayment  penalties,  do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

         The Company paid interest on borrowings of $48.4 million,  $56.0 million and $55.2 million in 2003, 2002 and 2001, respectively.  Accrued  interest  payable of $14.7  million,  $8.2 million and $11.9 million as of December 31, 2003,  2002 and 2001 respectively, is included in accrued expenses on the consolidated balance sheet.

(6)  Income Taxes

         The provision  (benefit) for  income taxes before  extraordinary  items and the  cumulative  effect of a change in accounting principle consisted of the following (000's omitted):
                                                                             2003                 2002            2001
                                                                             ----                 ----            ----
   Current
       U.S.........................................................    $        241        $        --     $          --
         Foreign...................................................           2,453              1,913             1,335

   Deferred
          U.S. ....................................................          (1,059)               490           (19,789)
            Foreign................................................         (12,395)            (9,484)           (4,580)

   Valuation Allowance.............................................          13,865             44,718                --
                                                                       ------------        -----------     -------------
       Total.......................................................    $      3,105        $    37,637     $     (23,034)
                                                                       ============        ===========     ==============

         Due to a history of  operating  losses in certain  countries  coupled  with the  deferred tax assets that arose in connection  with the  restructuring  programs and goodwill  impairment  charges,  the Company has determined that it cannot conclude  that it is "more likely than not" that all of the deferred tax assets of certain of its foreign  operations  will be  realized  in the  foreseeable  future.  Accordingly,  starting  in the  fourth  quarter  of  2002,  the  Company  began establishing  valuation allowances to provide for the estimated  unrealizable amount of its net deferred tax assets related to certain  foreign  operations.  The Company  will  continue to assess the  valuation  allowance  and, to the extent it is determined  that such  allowance is no longer  required,  these  deferred tax assets will be recognized in the future.  The provision  for income  taxes above  excludes  the tax impact of the goodwill  impairment  charge  recorded in 2002 of $20.8 million (see Note 14).

         The Company received refunds of $0.1 million, $4.9 million and $0.3 million in 2003, 2002 and 2001 respectively.

         The  components of income (loss)  before income taxes for the three years ended  December 31, 2003,  2002 and 2001 were as follows (000's omitted):
                                                                          2003                    2002            2001
                                                                          ----                    ----            ----

   U.S.............................................................    $      3,625        $    (1,726)    $     (44,839)
   Foreign.........................................................         (14,040)           (14,111)          (18,611)
                                                                       -------------       ------------    --------------
       Income (loss) before income taxes...........................    $    (10,415)       $   (15,837)    $     (63,450)
                                                                       =============       ============    ==============

         A  reconciliation  of the  difference  between  taxes on pre-tax  income  from  continuing  operations  before the cumulative  effect of a change in accounting  principle and computed at the Federal statutory rate and the actual provision
(benefit) for such income taxes for the years presented were as follows (000's omitted):

                                                                               2003               2002            2001
                                                                               ----               ----            ----

Tax provision (benefit) computed at the statutory rates............    $     (3,541)       $    (5,385)    $     (21,573)
Permanent differences..............................................          (3,277)              (143)              398
Reassessment of reserves for liabilities...........................          (2,474)                 -                 -
Incremental foreign taxes..........................................          (1,681)                 -                 -
State and local taxes, net of Federal tax effect...................             580               (880)           (1,601)
Valuation allowance................................................          13,865             44,718                --
Other, net.........................................................            (367)              (673)             (258)
                                                                       -------------       ------------    --------------
   Provision (benefit) for income taxes............................    $      3,105        $    37,637     $     (23,034)
                                                                       ============        ===========     ==============

         Deferred  income  taxes are  determined  based on the  estimated  future tax  effects of  differences  between the financial  statement and tax bases of assets and  liabilities  given the  provisions  of the enacted tax laws.  Significant temporary  differences  representing  deferred  income tax benefits and obligations  consisted of the following  (including
$2.6 million of deferred tax liabilities  included in Other Long-Term  Liabilities as of December 31, 2003 and 2002) (000's
omitted):

                                                                 December 31, 2003                December 31, 2002
                                                                 -----------------                -----------------
                                                            Benefits       Obligations        Benefits       Obligations
                                                            --------       -----------        --------       -----------

Restructuring reserves..................................  $       2,708              --    $     5,560                --
Goodwill ...............................................         15,083              --         15,305                --
Retirement and post-employment benefits.................         23,007              --         26,554                --
Accrued liabilities.....................................          5,839              --          8,528                --
Tax credit carry-forwards...............................          6,004              --          6,112                --
Capitalized leases......................................            307              --             --              (930)
Property and equipment..................................             --         (29,314)            --           (23,745)
Inventory valuation reserves............................             --          (6,374)            --            (6,054)
U.S. Federal net operating losses.......................         33,022              --         26,564                --
U.S. State net operating losses.........................          4,681              --          4,177                --
Foreign net operating losses............................         41,329              --         17,242                --
Other...................................................          2,395          (5,022)         2,445            (2,589)
                                                          -------------    -------------   -----------    ---------------
     Total deferred income tax benefits (obligations)...        134,375         (40,710)       112,487           (33,318)
Valuation allowance.....................................        (64,645)            --         (44,718)
                                                          ---------------  ------------    -------------  ---------------
     Total .............................................    $    69,730     $   (40,710)   $    67,769       $   (33,318)
                                                           ===========     =============   ===========       =========

         The majority of the  Company's tax credit  carry-forwards  ($5.2  million)  have no  expiration  and the remaining carry-forwards  expire at  various  times  between  2004 and 2010.  The  Company's  U.S.  net  operating  losses  expire as follows:  $0.4 million in 2019,  $25.7 million in 2020,  $29.7 million in 2021,  $36.4 million in 2022 and $20.7 million in
2023 and  management  believes  it is more  likely  than not that the tax  benefit of the net  deferred  tax assets will be realized prior to expiration.  The Company has foreign net operating loss  carryforwards  in Germany and the United Kingdom which have no  expiration  date.  However,  the Company has  recorded a  valuation  reserve  against the full amount of its foreign net operating loss carryforwards.

         The Company  does not  provide for U.S.  income  taxes  which  would be payable if  undistributed  earnings of the
European  Subsidiaries  were remitted to the U.S. because the Company either considers these earnings to be invested for an indefinite  period  or  anticipates  that if such  earnings  were  distributed,  the U.S.  income  taxes  payable  would be substantially offset by foreign tax credits.  There were no unremitted earnings at December 31, 2003 or 2002.

(7)  Employee Benefit Plans

         The Company maintains separate  noncontributory  defined benefit and defined  contribution  pension plans covering most domestic  hourly  employees and all domestic  salaried  personnel,  respectively.  It is the Company's  policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.

         The  following  tables  present  the  changes  in the  projected  benefit  obligations  for the plan  years  ended
December 31, 2003 and 2002 (000's omitted):

U.S.
----
                                                                                              2003               2002
                                                                                              ----               ----

Projected benefit obligation at the beginning of the year............................    $      39,910    $      33,304
Net increase (decrease) during the year attributed to:
   Service cost......................................................................              910              860
   Interest cost.....................................................................            2,510            2,387
Actuarial losses ....................................................................              791            3,028
   Benefits paid.....................................................................           (2,037)          (2,055)
   Plan amendments...................................................................               --              286
   Plan curtailment (a) .............................................................               --              959
   Special termination benefit (a)...................................................               --            1,141
                                                                                         -------------    -------------
Net increase during the year.........................................................            2,174            6,606
                                                                                         -------------    -------------
Projected benefit obligation at the end of the year..................................    $      42,084    $      39,910
                                                                                         =============    =============

(a) The plan  curtailment  benefit and special  termination  benefit in 2002 are  associated  with the closure of the Burns
Harbor lithography facility.

Non-U.S.
--------
                                                                                              2003               2002
                                                                                              ----               ----

Projected benefit obligation at the beginning of the year............................    $      68,628    $      56,790
Net increase during the year attributed to:
   Service cost......................................................................              359              635
   Interest cost.....................................................................            4,269            3,224
Actuarial losses ....................................................................            2,750            5,259
   Benefits paid.....................................................................           (4,468)          (2,679)
Plan amendments......................................................................               32              119
   Plan curtailment (a) .............................................................                --          (1,003)
   Foreign currency translation impact...............................................            8,165            6,283
                                                                                         -------------    -------------
Net increase during the year.........................................................           11,107           11,838
                                                                                         -------------    -------------
Projected benefit obligation at the end of the year..................................    $      79,735    $      68,628
                                                                                         =============    =============

(a)  The plan curtailment in 2002 is associated with the closure of the Southall, U.K. facility.

         The following  tables present the changes in the fair value of net assets available for plan benefits for the plan years ended December 31, 2003 and 2002 (000's omitted):

U.S.
----
                                                                                                  2003           2002
                                                                                                  ----           ----

Fair value of plan assets at the beginning of the year..................................    $     27,544     $    32,104
Increase (decrease) during the year:
   Return on plan assets................................................................           5,827          (2,505)
   Sponsor contributions................................................................           1,116              --
   Benefits paid........................................................................          (2,037)         (2,055)
                                                                                            --------------   ------------
Net increase (decrease) during the year.................................................           4,906          (4,560)
                                                                                            ------------     ------------
Fair value of plan assets at the end of the year........................................    $     32,450     $    27,544
                                                                                            ============     ===========

Non-U.S.
--------
                                                                                                  2003           2002
                                                                                                  ----           ----

Fair value of plan assets at the beginning of the year..................................    $     38,826     $    43,431
Increase (decrease) during the year:
   Return on plan assets................................................................           7,254          (7,474)
   Sponsor contributions................................................................           3,262             845
   Participant contributions............................................................              32             119
   Benefits paid........................................................................          (4,468)         (2,679)
   Foreign currency translation impact..................................................           4,251           4,584
                                                                                            -------------    -----------
Net increase (decrease) during the year.................................................          10,331          (4,605)
                                                                                            ------------     ------------
Fair value of plan assets at the end of the year........................................    $     49,157     $    38,826
                                                                                            ============     ===========

         The following  tables set forth the funded status of the Company's  defined benefit pension plans, at December 31,
2003 and 2002 (000's omitted):

U.S.
----
                                                                                                  2003           2002
                                                                                                  ----           ----
Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (39,071)    $   (34,921)
      Nonvested benefits................................................................          (3,013)         (4,989)
                                                                                            -------------    ------------
   Accumulated benefit obligation.......................................................         (42,084)        (39,910)
Fair value of plan assets...............................................................          32,450          27,544
                                                                                            ------------     -----------
   Fair value of plan assets in excess of accumulated benefit obligation................          (9,634)        (12,366)
   Unrecognized net loss................................................................           5,433           8,464
   Unrecognized prior-service costs.....................................................           2,553           2,929
                                                                                            ------------     -----------
Net amount recognized...................................................................    $     (1,648)    $      (973)
                                                                                            =============    ============
Amounts recognized in the consolidated balance sheet consist of:
   Accrued benefit liability............................................................    $     (9,634)    $   (12,366)
   Intangible asset.....................................................................           2,553           2,930
   Deferred tax asset.................................................................             2,119           3,395
   Accumulated other comprehensive income...............................................           3,314           5,068
                                                                                            ------------     -----------
Net amount recognized...................................................................    $     (1,648)    $      (973)
                                                                                            =============    ============

Non-U.S.
--------
                                                                                                  2003           2002
                                                                                                  ----           ----
Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (79,418)    $   (68,569)
      Nonvested benefits................................................................            (221)             (6)
                                                                                            -------------    ------------
Accumulated benefit obligation..........................................................         (79,639)        (68,575)
Additional amounts related to projected increases in compensation levels................             (96)            (53)
                                                                                            -------------    ------------
   Projected benefit obligation.........................................................         (79,735)        (68,628)
Fair value of plan assets...............................................................          49,157          38,826
                                                                                            ------------     -----------
   Fair value of plan assets in excess of projected benefit obligation..................         (30,578)        (29,802)
   Unrecognized net loss................................................................          26,658          26,354
                                                                                            ------------     -----------
   Net amount recognized................................................................    $     (3,920)    $    (3,448)
                                                                                            =============    ============
Amounts recognized in the consolidated balance sheet consist of:
   Accrued benefit liability............................................................    $    (30,221)    $   (29,654)
   Deferred tax asset (a).............................................................             9,206           9,172
   Accumulated other comprehensive income...............................................          17,095          17,034
                                                                                            ------------     -----------
   Net amount recognized................................................................    $     (3,920)    $    (3,448)
                                                                                            =============    ============

(a)  Prior to recognition of valuation allowance.

         The net periodic pension cost was as follows (000's omitted):

U.S.
----
                                                                              2003              2002             2001
                                                                              ----              ----             ----

    Service cost.......................................................   $         910    $          860    $       886
    Interest cost......................................................           2,510             2,387          2,399
    Return on assets...................................................          (2,276)           (2,644)        (2,981)
Amortization of unrecognized transition obligation.....................              --                --              2
    Recognized loss....................................................             272                --            250
    Recognized prior service cost .....................................             376               392            372
    Curtailment loss and special termination benefits (a)..............              --             2,247             --
                                                                          -------------    --------------    -----------
    Net periodic pension cost..........................................   $       1,792    $        3,242    $       928
                                                                          =============    ==============    ===========

(a) The  curtailment  loss and special  termination  benefits in 2002 include a plan  curtailment  benefit of $1.0 million, special  termination  benefit of $1.1 million,  and recognition of prior service cost of $0.1 million,  associated with the closure of the Burns Harbor lithography facility.

Non-U.S.
--------
                                                                              2003              2002             2001
                                                                              ----              ----             ----

    Service cost.......................................................   $         359    $          635    $       717
    Interest cost......................................................           4,269             3,224          2,786
    Return on assets...................................................          (2,974)           (3,301)        (3,358)
Recognized loss........................................................             895               235             --
                                                                          -------------    --------------    -----------
    Net periodic pension cost..........................................   $       2,549    $          793    $       145
                                                                          =============    ==============    ===========

         The  projected  benefit  obligation  as of December 31, 2003,  2002 and 2001 was  determined  using the  following assumed discount rates and expected long-term rate of return on plan assets:

U.S.                                                                          2003              2002             2001
----                                                                          ----              ----             ----

    Discount Rate......................................................           6.25%          6.75%           7.25%
    Long-Term Rate of Return on Plan Assets............................           8.50%          8.50%           8.50%

Non-U.S.                                                                      2003              2002             2001
--------                                                                      ----              ----             ----

    Discount Rate......................................................      5.00 - 5.75%      5.00 - 5.75%  5.00 - 6.00%
    Long-Term Rate of Return on Plan Assets............................             7.00%             7.00%         7.00%
    Rate of Compensation Increase......................................      2.50 - 4.00%      2.50 - 4.00%  2.50 - 4.00%

         The U.S. based plan has a non-pay related dollar multiplier benefit formula;  accordingly, the effect of projected future compensation levels is zero.

         For the U.S.  based plan, the expected  long-term  rate of return on plan assets is 8.5%.  For the Non-U.S.  based plans  (only one of which is funded),  the  expected  long-term  rate of return on plan  assets is 7.0%.  In setting  these rates, the Company considered the historical returns of the plans' funds,  anticipated future market conditions,  including inflation, and the target asset allocation of the plans' portfolios.

         The  plans'  assets  consist  primarily  of shares of equity  and bond  funds,  corporate  bonds and cash and cash equivalents.  The  measurement  date for all U.S. and non-U.S.  plans is December  31. The  following  table sets forth the percentage of the total fair value of plan assets held as of the  measurement  date for each major  category of plan assets for the past three years:

U.S.
----
                                                                         2003     2002     2001
                                                                         ----     ----     ----
Equity.................................................................   72%      71%      71%
Bond...................................................................    8%      10%      20%
Collateralized Debt Obligations........................................    9%      11%       4%
Cash & Cash Equivalents................................................    6%       3%       5%
Hedge Fund.............................................................    5%       5%       0%

Non-U.S.
--------
                                                                         2003     2002     2001
                                                                         ----     ----     ----
Equity.................................................................   85%      80%      79%
Bond...................................................................   12%      15%      12%
Property...............................................................    2%       2%       3%
Cash & Cash Equivalents................................................    1%       3%       6%

         The U.S. based plan's  investment  portfolio seeks to preserve the capital value of the assets in real terms.  The portfolio's  expected  annualized total rate of return,  given the asset guidelines  outlined below, should be either 8.5%, or 4% above the rate of  inflation  ("CPI"),  whichever  is greater,  over a three- to five-year  time  horizon.  No single company  exposure  whether equity or fixed income shall constitute more than 5% at cost or 10% of market value of the total
Pension Plan portfolio.

         Cash Equivalent Guidelines

         The cash  equivalent  portion of the  portfolio  may be  invested in United  States  Treasury  and federal  agency obligations,  certificates of deposit (secured),  repurchase agreements (secured),  commercial paper and other money market instruments  rated  A-1/P-1 by Moody's  or S&P,  respectively.  No issue  shall  constitute  more than 5% at cost or 10% of market value of the total value of the plan's portfolio, except United States Treasury and federal agency obligations.

         Fixed Income Guidelines (Bond)

         Corporate  bonds  shall be limited to public  issues  rated  investment  grade by both  Moody's and S&P. No single industry group, as defined by S&P, shall constitute more than 20% of the fixed income  portfolio except  obligations of the
United States  Government.  No single company  exposure shall constitute more than 2 1/2% at cost or 5% of market value of the plan's fixed income portfolio except obligations of the United States Government.

         Equity Guidelines

         No  single  industry  group,  as  defined  by S&P,  shall  constitute  more than 25% of the  total  plan's  equity portfolio.  No single  company  exposure shall  constitute  more than 5% at cost or 10% of market value of the total plan's equity portfolio.

         Alternative Investment Guidelines (Hedge Fund)

         Only  Hedge  Fund-of  Funds  will  be  considered  with  a  minimum  of  seven  underlying  fund  managers.  Hedge
Fund-of-Funds  investments must be offered by professional  investment managers with proven records of superior performance over time.

         The Non-U.S.  based plan's assets are invested with  Threadneedle  Asset  Management in their Mixed Fund. The fund invests in a diversified  portfolio of assets that includes  United Kingdom and overseas  equities and bonds,  property and cash. The fund is benchmarked  against the Combined  Actuarial  Performance  Services (CAPS) Balanced Fund Universe and has
a performance  target of  outperforming  the  benchmark  median on a rolling  three-year  basis with a goal of being in the upper  quartile on a rolling  five-year  basis.  Threadneedle  sets the asset  allocation in the Mixed Fund.  However,  the risk  parameters set for the fund make it unlikely that the asset  allocation  will deviate  dramatically  from the average fund in the CAPS Balanced Fund Universe.

         The Company estimates that in 2004 contributions to its U.S. based plan will total  approximately $1.5 million and contributions to its non-U.S. based plans will total approximately $1.4 million.

         In  addition,   hourly  employees  at  four  plants  are  covered  by  union-sponsored   collectively   bargained,
multi-employer  pension plans. The Company  contributed to these plans and charged to expense  approximately  $1.2 million,
$1.1 million  and  $1.1 million  in 2003,  2002 and 2001,  respectively.  The  contributions  are  generally  determined in accordance  with the  provisions of the  negotiated  labor  contracts and are generally  based on a per employee,  per week amount.  The  Company's  withdrawal  liability,  if any, is not  presently  determinable  and  therefore no amount has been recorded for any contingent unfunded liability.

         The Company provides a 401(k) defined contribution plan to eligible employees.  Company matching contributions for employees and related  administration  costs associated with the plan were $1.8 million,  $2.4 million and $2.5 million for
2003, 2002 and 2001, respectively.

(8)  Postretirement Benefit Plans

         The Company provides health and life insurance  benefits for certain domestic retired employees in connection with collective bargaining agreements.

         The following presents the changes in the accumulated  postretirement benefit obligations for the plan years ended
December 31, 2003 and 2002 (000's omitted):

                                                                                                  2003           2002
                                                                                                  ----           ----
Accumulated postretirement benefit obligations at the beginning
    of the year............................................................................  $     32,225    $    26,833
Net increase (decrease) during the year attributable to:
    Service cost...........................................................................           262            408
    Interest cost..........................................................................         1,487          1,734
    Actuarial (gain) / loss................................................................        (1,972)         8,497
    Benefits paid..........................................................................        (1,884)        (1,947)
    Plan amendments........................................................................        (6,167)        (4,506)
    Plan curtailment (a)...................................................................            --            479
    Special termination benefit (a)........................................................            --            727
                                                                                             ------------    -----------
Net increase / (decrease) for the year.....................................................        (8,274)         5,392
                                                                                             -------------   -----------
Accumulated postretirement benefit obligations at the end of the year......................  $     23,951    $    32,225
                                                                                             ============    ===========

(a) The plan  curtailment  benefit and special  termination  benefit in 2002 are  associated  with the closure of the Burns
Harbor lithography facility.

         Effective  January 1, 2003 and 2002 the Company  amended the  postretiree  health  care plan.  The 2003  amendment provided for  contributions  to be paid by plan  participants  who retired prior to the term of any  collective  bargaining agreement  currently  in  effect.  The  amendment  resulted  in a  reduction  in  the  accumulated  postretirement  benefit obligation  of $6.2  million.  The 2002  amendment  resulted  in a  reduction  in the  accumulated  postretirement  benefit obligation  of $4.5 million by capping the  Company's  contribution  toward  retiree  medical costs at 150% of the expected
2003 medical costs.

         The Company's postretirement benefit plans are not funded. The status of the plans at December 31,  2003 and 2002, is as follows (000's omitted):
                                                                                                  2003           2002
                                                                                                  ----           ----
Accumulated postretirement benefit obligations:
    Active employees.......................................................................  $      7,844    $     9,812
    Retirees...............................................................................        16,107         22,413
                                                                                             ------------    -----------
Total accumulated postretirement benefit obligations.......................................        23,951         32,225
Unrecognized net loss......................................................................        (4,843)        (6,953)
Unrecognized prior-service cost benefit....................................................         9,387          4,125
                                                                                             ------------    -----------
Net liability recognized...................................................................  $     28,495    $    29,397
                                                                                             ============    ===========

         Net periodic  postretirement benefit costs for the Company's U.S. postretirement benefit plans for the years ended
December 31, 2003, 2002 and 2001, included the following components (000's omitted):

                                                                                2003              2002           2001
                                                                                ----              ----           ----

Service cost...........................................................     $        262      $      407      $      225
Interest cost..........................................................            1,487           1,734           1,871
Recognized loss........................................................              138              --              --
Recognized prior-service cost..........................................            (904)           (382)              --
Curtailment and Special termination benefit............................               --           1,206              --
                                                                            ------------      ----------      ----------
Net periodic postretirement benefit cost...............................     $        983      $    2,965      $    2,096
                                                                            ============      ==========      ==========

         The accumulated  postretirement benefit obligation as of December 31, 2003, 2002 and 2001 was determined using the following assumed discount rates and health care cost trend rates:

                                                                              2003              2002             2001
                                                                              ----              ----             ----

    Discount Rate......................................................           6.25%               6.75%         7.25%
    Health Care Cost Trend Rate........................................      8.00-4.00%         9.00- 4.00%         7.00%

         The 2003 health care assumption was based upon emerging health care trends,  and begins at an 8% increase in 2004, reducing by 1% each year  thereafter,  until 2008. A one  percentage  point  increase in the assumed health care cost trend rate for each year would increase the accumulated  postretirement  benefit obligation as of December 31,  2003 and 2002, by approximately  $1.5 million and  $3.6 million,  respectively,  and the total of the service and interest cost components of net postretirement  benefit cost for each year then ended by approximately  $0.2 million,  $0.3 million and $0.3 million in
2003,  2002 and 2001,  respectively.  A one  percentage  point decrease in the assumed health care cost trend rate for each year would decrease the accumulated  postretirement  benefit obligation as of December 31,  2003 and 2002, by approximately
$1.4  million  and  $3.2  million,  respectively,  and the  total  of the  service  and  interest  cost  components  of net postretirement  benefit  cost for each year then ended by  approximately  $0.1  million,  $0.3  million and $0.2 million in
2003, 2002 and 2001, respectively.

         The  Company  estimates  that in 2004 the  Company's  payments  under  its  postretirement  benefit  plan  will be approximately $1.6 million.

         As of  December 31,  2003 and 2002,  the  Company has  recorded a  liability  of  $2.8 million  and  $3.0 million, respectively,  for benefit  obligations  for which a former  executive was fully eligible to receive on a periodic  payment basis  beginning  August 1,  1998. The Company  recorded  after-tax  charges of $87,000 and $149,000 to  accumulated  other comprehensive  loss in conjunction with the benefit  obligations in 2003 and 2002,  respectively.  The charges are included in the "equity  adjustment to reflect minimum pension liability" on the Company's  Consolidated  Statement of Stockholder's
Equity.  The principal source of funding for this obligation is an insurance policy on the executive's life.

(9)  Commitments and Contingencies

Environmental

         United States Can has been named as a potentially  responsible party for costs incurred in the clean-up of the San
Leandro Plume, a regional  groundwater plume partially extending  underneath United Sates Can's former site in San Leandro,
California.  When the Company acquired the San Leandro facility,  it assumed certain liabilities subject to indemnification by the former  owner / operator  for claims made on or before  December  1986.  The former  owner / operator  tendered  its obligations  under the remedial  action  order to the Company.  The Company  accepted  the tender with  reservation  of any legal rights it may have to seek  contribution or reimbursement.  The Company is a party to an indemnity  agreement related to this matter with the current owner of the property,  who purchased the property from the Company.  In its 1994 agreement with the current owner,  the Company agreed to defend and indemnify the current owner and their  successors and assigns for any claims,  including  investigative or remedial  action,  required by any  governmental  agency that regulates  hazardous substances.  Neither the agreement  with the former owner or the operator  contains any caps or limits.  Extensive soil and groundwater  investigative work has been performed on the San Leandro Plume,  including at the San Leandro site. Currently, the State of  California  is  overseeing  remediation  at an offsite  source of  contamination  of the San  Leandro  Plume.
Periodically,  the State of  California  conducts  regional  sampling  to monitor  the  efficacy  of the  remediation.  The
Company,  along with other PRPs,  participated  in a coordinated  sampling  event in 1999.  In November  2002, as part of a larger  sampling  scheme,  the State of California  requested that we sample existing  monitoring  wells at the San Leandro property.  The Company  completed a round of sampling in December 2002. The 2002 sampling  results  generally show that the concentration  of  contamination  is  declining,  which we view as a  positive  development.  While  the  State has not yet commented on either the 1999 or the 2002  sampling  results,  we believe that the source of  contamination  is unrelated to our past operations.  The Company receives  quarterly  invoices from the State of California for its oversight work and for the regional  sampling.  At this time,  the Company is unable to estimate  reasonably  possible  losses  related to the San
Leandro  site or to the San  Leandro  Plume,  but  believes  the  sampling  supports  its  position  that  the  groundwater contamination  in the San Leandro Plume is unrelated to its past  operation.  To date, the Company has not been required to implement any remedial action at the San Leandro site.

Legal

         The Company is involved in litigation  from time to time in the ordinary  course of our business.  In our opinion, the litigation is not material to our financial condition or results of operations.

Leases

         The Company has entered into  agreements to lease certain  property  under terms which qualify as capital  leases.
Capital leases  consist  primarily of various  production  machinery and  equipment.  Most capital  leases contain  renewal options and some contain purchase  options.  As of December 31,  2003 and 2002,  capital lease assets were $0.6 million and
$1.4 million, net of accumulated amortization of $7.8 million and $7.6 million, respectively.

         The  Company  also  maintains  operating  leases on  various  plant and  office  facilities,  vehicles  and office equipment.  Rent expense under  operating  leases for the years ended  December 31,  2003, 2002 and 2001, was $7.4 million,
$7.0 million and $8.3 million, respectively.

         At December 31, 2003, minimum payments due under these leases were as follows (000's omitted):

                                                                                              Capital         Operating
                                                                                              Leases           Leases
                                                                                              ------           ------
   2004  ..............................................................................  $         764     $      6,327
   2005  ..............................................................................             41            5,720
   2006  ..............................................................................             --            4,264
   2007  ..............................................................................             --            3,764
   2008  ..............................................................................             --            3,450
   Thereafter..........................................................................             --           12,284
                                                                                         -------------     ------------
         Total minimum lease payments..................................................            805     $     35,809
                                                                                                           ============
   Amount representing interest........................................................            (17)
                                                                                         -------------
   Present value of net minimum capital lease payments.................................  $         788
                                                                                         =============

(10)  Equity Incentive Plans

         In 2000,  the Board of  Directors  and  stockholders  of U.S.  Can  Corporation  approved the U.S. Can 2000 Equity
Incentive Plan. The Board of Directors  administers  the plan and may, from time to time,  grant option awards to directors of U.S. Can  Corporation,  including  directors who are not employees of U.S. Can  Corporation,  all executive  officers of
U.S. Can  Corporation  and its  subsidiaries,  and other  employees,  consultants,  and advisers who, in the opinion of the
Board, are in a position to make a significant  contribution to the success of U.S. Can and its subsidiaries.  The Board of
Directors  may grant  options that are  time-vested  and options that vest based on the  attainment  of  performance  goals specified by the Board of Directors.  All previous plans were terminated in 2000 in connection with the recapitalization.

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

         A summary of the status of the Company's  stock option plans (as restated for the reverse stock split) at December
31, 2003, 2002 and 2001, and changes during the years then ended, are presented in the tables below:

                                                            Options Outstanding                Exercisable Options
                                                            -------------------                -------------------
                                                                          Wtd. Avg.                            Wtd. Avg.
                                                                          Exercise                             Exercise
                                                  Shares (in 000s)          Price     Shares (in 000s)           Price
                                                  ----------------          -----     ----------------           -----
December 31, 2000..............................          2,476.542          1,000               --           $      --
   Granted.....................................            154.000          1,000
   Exercised...................................                 --             --
   Canceled....................................            (387.622)        1,000
                                                    ----------------------  ----------

December 31, 2001..............................          2,242.920          1,000          325.547           $   1,000
   Granted.....................................             25.000          1,000
   Exercised...................................                 --             --
   Canceled....................................           (461.186)         1,000
                                                    ---------------------   ----------

December 31, 2002 .............................          1,806.734          1,000          551.744           $   1,000
   Granted.....................................            600.000          1,000
   Exercised...................................                 --             --
   Canceled....................................           (223.055)         1,000
                                                    ---------------------   ----------
December 31, 2003 .............................          2,183.679          1,000          654.107           $   1,000

                                                                                                  Exercisable Options
                                                     Options Outstanding                            at December 31,
                                                    at December 31, 2003                                 2003
                                                    --------------------                                 ----
                                                          Remaining           Wtd.                                Wtd.
                                                         Contractual          Avg.                                Avg.
                                                            Life            Exercise                            Exercise
Exercise Price                          Shares             (Years)            Price            Shares             Price
--------------                          ------             -------            -----            ------             -----

$1,000.00......................        2,183.679             7.60           $1,000.00          654.107           $1,000.00
                                       =========             ====           =========          =======           =========

         The  weighted-average  estimated fair value of options granted during 2003,  2002, and 2001 was $355.46,  $341.10, and  $388.42,  respectively.  The  fair  value  of each  option  grant  is  determined  on the  date  of  grant  using  the
Black-Scholes option pricing model with the following  weighted-average  assumptions for options granted in 2003, 2002, and
2001,  respectively:  risk-free interest rate of 4.49%, 4.26%, and 5.04%; expected lives of 10 years in all cases; expected volatility of 0% in all cases; and no dividends for any year.

(11)  Redeemable Preferred Stock

         As part of the  recapitalization,  U.S. Can Corporation issued shares of preferred stock having an aggregate value of  $106.7 million  to  Berkshire  Partners  and its  affiliates  and the rollover  stockholders.  Dividends  accrue on the preferred stock at an annual rate of 10%, are cumulative from the date of issuance and compounded  quarterly,  on March 31,
June 30,  September 30  and  December 31  of each  year and are  payable  in cash  when  and as  declared  by our  Board of
Directors,  so long as  sufficient  cash is  available  to make the  dividend  payment  and has been  obtained  in a manner permitted  under the terms of our Senior  Secured  Credit  Facility and the  indenture.  As of December 31, 2003,  2002 and
2001,  dividends of  approximately  $40.3  million,  $26.5  million and $13.9  million,  respectively,  have been  accrued.
Holders of the  preferred  stock have no voting  rights,  except as otherwise  required by law. The  preferred  stock has a liquidation  preference equal to the purchase price per share, plus all accrued and unpaid  dividends.  The preferred stock ranks senior to all classes of U.S. Can Corporation common stock and is not convertible into common stock.

         The Company is required to redeem the preferred stock, at the option of the holders,  including accrued and unpaid dividends,  upon the occurrence of any of the following  events and so long as sufficient  cash is available to the Company or available from dividend payments permitted under the terms of the Company's debt agreement:

o        the bankruptcy of the Company

o        the  acceleration of debt under any major loan agreement to which the Company or any of its subsidiaries is a party; or

o        public  offerings  of  shares  of  capital  stock of the Company

         The Company's  certificate of incorporation  expressly  states that any redemption  rights of holders of preferred stock shall be  subordinate or otherwise  subject to prior rights of the lenders under the Company's  Senior Secured Credit
Facility, the holders of the 10 7/8% Senior Secured Notes and the holders of the 12 3/8% Senior Subordinated Notes.

         At this time,  the  Company's  Senior  Secured  Credit  Facility  prohibits  the  Company's  ability to redeem the preferred  stock and the debt  agreement  restricts the  Company's  ability to obtain funds that may be necessary to redeem the preferred stock.

(12)  Related Parties

         Berkshire  Partners is the majority  shareholder  (77.3%) of the Company and receives a management fee of $750,000 per year.

         Under the  provisions of the second  amendment to the Senior Secured Credit  Facility,  Berkshire  Partners may be
required  to cash  collateralize  and  ultimately  repurchase  the  Tranche  C term loan  facility.  In  consideration  for
Berkshire's  agreement to purchase a participation in the Tranche C term loan, the Company has agreed to accrue for and pay to  Berkshire  an annual fee of 2.75% of the amount of the Tranche C term loan then  outstanding,  which was  $550,000  for
2003 and 2002.  The  cumulative  amount of $1.1  million is included in accrued  liabilities  in the  accompanying  balance sheet.  This fee is payable in  advance,  is  non-refundable  and may not be paid in cash  (without  the  requisite  senior lenders'  consent) so long as the  Company's  current  senior  bank debt is  outstanding.  If  Berkshire  were  required to purchase a Tranche C term loan  participation  in the future,  the Company would be required to pay Berkshire the amount of such Tranche C term loan, plus accrued  interest,  to the extent of Berkshire's  participation.  The Company also agreed to reimburse  Berkshire's  out-of-pocket  costs and expenses incurred in connection with the purchase agreement and the second amendment to the credit agreement.

         Citigroup Inc.  (formerly Salomon Smith Barney)  currently  beneficially owns 4.90% of the Company's common stock.
Citigroup  Inc. was paid $2.9 million in fees in 2003 for  financial  advisory  services  provided in  connection  with the
Company's 10 7/8% Senior Secured Note offering.

         On December 11, 2003, George Bayly was appointed  Co-Chairman of the Company's Board of Directors.  Mr. Bayly also consults with the Company for which he is compensated  $300,000 per year,  excluding board fees.  Also, in conjunction with his consulting  arrangement,  Mr. Bayly was awarded an additional 400 options with a strike price of $1,000.  These options vest ratably over a three-year  period so long as Mr. Bayly remains  Co-Chairman  of the Board of Directors and devotes 50%
of his time consulting on behalf of the Company.

(13)  Reverse Stock Split

         On December 5, 2002,  the board of directors  authorized  (i) a reverse  stock split in which each issued share of the  Company's  common  stock and  Series A  preferred  stock,  $0.01 par value per  share,  would be  reclassified  as and converted  into 1/1000th of a share of common stock and preferred  stock,  $10.00 par value per share,  subject to approval of the Company's  shareholders  and (ii) a corresponding  reduction in the number of its authorized  shares of common stock from  100,000,000  shares to 100,000 shares and in the number of its authorized  shares of preferred stock from 200,000,000 shares to 200,000 shares.  During  December,  the Company obtained the necessary  shareholder  consents and on December 20,
2002, U.S. Can  Corporation,  upon filing with the Secretary of State of the State of Delaware,  amended its certificate of incorporation  to effect the reverse  stock  split.  The reverse  stock split did not affect the  relative  percentages  of ownership  for any  shareholders.  The reverse  stock split did not affect the annual rate at which  dividends on preferred stock accrue,  their  cumulation or quarterly  compounding.  Dividends  remain  payable in cash when and as declared by our
Board of  Directors,  so long as  sufficient  cash is  available to make the  dividend  payment and such payment  would not violate the terms of the Senior  Secured  Credit  Facility and the 10 7/8% Senior  Secured and 12 3/8% Senior  Subordinated
Notes.
(14)  Accounting Change

         The  Company  adopted  SFAS No. 142  "Goodwill  and Other  Intangible  Assets" on January 1, 2002.  This  standard
provides   accounting   and   disclosure   guidance  for  acquired   intangibles.   Under  this   standard,   goodwill  and
"indefinite-lived"  intangibles  are no longer  amortized,  but are  tested at least  annually  for  impairment.  Effective
January 1, 2002, the Company ceased the  amortization  of goodwill.  The Company  recorded  goodwill  amortization  of $2.8 million for the year ended  December 31, 2001.  SFAS No. 142  requires  impairment  testing to be performed  initially upon adoption,  annually and whenever  events and changes in  circumstances  indicate there may be a potential  impairment.  The first step of goodwill  impairment  testing is to identify  potential  goodwill  impairment by comparing an estimated  fair value for each  applicable  reporting unit to its respective  carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further  testing is  performed.  For the reporting  units where the carrying  value exceeds the fair value, a second step is performed to measure the amount of the goodwill impairment.

         During 2002, the Company completed the initial transitional  goodwill impairment test and reported that a non-cash impairment  charge was required in the Custom & Specialty and  International  segments.  During the fourth quarter of 2002, the Company  determined the amount of the goodwill  impairment and recorded a pre-tax goodwill  impairment  charge of $39.1 million  ($18.3  million,  net of tax)  relating  to the Custom &  Specialty  and  International  segments.  The charge was presented as a cumulative  effect of a change in  accounting  principle  effective as of January 1, 2002 and was  primarily due to competitive  pressures in the Custom & Specialty and  International  segment  marketplaces.  To determine the amount of goodwill  impairment,  the Company  measured the impairment  loss as the excess of the carrying  amount of goodwill over the implied fair value of goodwill.  The impairment  charge had no impact on covenant  compliance  under the Senior Secured
Credit Agreement.

         During 2003,  the Company  completed its annual  impairment  test as of November 23, 2003 and  determined  that no additional  impairment of goodwill existed.  However,  future goodwill impairment tests could result in an impairment and a charge to earnings.  The Company  will  continue to evaluate  goodwill on an annual basis as of the end of fiscal  November and whenever events and changes in circumstances indicate that there may be a potential impairment.

         There were no changes in the carrying  amount of goodwill by segment for the year ended  December  31,  2003.  The carrying value of the goodwill by segment is as follows (in 000's):
                                    Goodwill
                                 Carrying Value
                                 --------------

Aerosol                                 $    7,255

Paint, Plastic & General Line               20,129
                                 ------------------
Balance, December 31, 2003             $    27,384
                                 ==================

         Pursuant to SFAS No. 142, the results for 2001 have not been  restated.  A  reconciliation  of net loss as if SFAS
142 had been adopted is presented below for the year ended December 31, 2001.

                                                                     Year Ended
                                                                  December 31, 2001
                                                                 --------------------
                                                                 --------------------
                                                                   (in thousands)
Reported Net Loss Attributable to Common Stockholders                   $      (51,761)
Add back:  Goodwill amortization (net of tax)                                    1,858
                                                                       -----------------
Adjusted Net Loss Attributable to Common Stockholders                   $      (49,903)
                                                                       ================

(15)  Business Segments

         Management  monitors and evaluates  performance,  customer base and market share for four business  segments.  The segments have separate  management teams and distinct product lines. The Aerosol segment  primarily  produces steel aerosol containers in the U.S. for personal care, household,  automotive,  paint and industrial products. The International segment produces  aerosol cans in the Europe and Latin America  (through  Formametal S.A., a joint venture in Argentina) as well as steel food  packaging in Europe.  The Paint,  Plastic & General Line segment  produces round cans in the U.S. for paint and coatings,  oblong  cans for items  such as  lighter  fluid  and  turpentine  as well as  plastic  containers  for paint and industrial and consumer  products.  The Custom & Specialty segment produces a wide array of functional and decorative tins, containers  and other  products in the U.S. The Company  notes that  financial  information  used to produce its  financial statements  is not recorded or  reconciled  on a product line basis,  therefore  it is not  practicable  for the Company to disclose revenues by product line.

         The accounting policies of the segments are the same as those described in Note (2) to the Consolidated  Financial
Statements.  No single customer accounted for more than 10% of the Company's total net sales during 2003, 2002 or 2001.

         Financial information relating to the Company's operations by geographic area was as follows (000's omitted):

                                                    United
                                                    States              Europe             Consolidated
                                                    ------              ------             ------------
2003
Net sales.........................................  $536,088          $  286,808           $  822,896
Long-lived assets...............................     193,887             114,401              308,288
2002
Net sales.........................................  $555,303          $  241,197           $  796,500
Long-lived assets...............................     196,784             107,003              303,787
2001
Net sales.........................................  $542,722          $  229,466           $  772,188
Long-lived assets...............................     222,099             123,252              345,351

         The  following  is a summary  of  revenues  from  external  customers,  loss from  operations,  capital  spending, depreciation  and  amortization  and  identifiable  assets for each segment as of  December 31,  2003, 2002 and 2001 (000's omitted):
                                                                          2003                2002               2001
                                                                          ----                ----               ----
Revenues from external customers:
   Aerosol.......................................................     $     359,246      $    364,133      $     334,716
   International.................................................           286,808           241,197            229,466
   Paint, Plastic, & General Line................................           118,909           119,952            130,412
   Custom & Specialty............................................            57,933            71,218             77,594
         Total revenues..........................................     $     822,896      $    796,500      $     772,188
                                                                      =============      ============      =============
Income (loss) from operations:
   Aerosol.......................................................     $      61,802      $     59,545      $      47,299
   International.................................................            (3,174)              742               (267)
   Paint, Plastic, & General Line................................            13,070            11,378             12,544
   Custom & Specialty............................................             3,320               734               (998)
   Total Segment Income From Operations..........................            75,018            72,399             58,578
   Unallocated Selling, General & Administrative Expenses (a)....           (24,259)          (24,147)           (28,485)
   Special Charges (b)...........................................              (612)           (8,705)           (36,239)
   Interest Expense..............................................           (54,444)          (51,333)           (54,668)
   Bank Financing Fees...........................................            (6,118)           (4,051)            (2,636)
                                                                      --------------     -------------     --------------
         Total loss before income taxes..........................     $     (10,415)     $    (15,837)     $     (63,450)
                                                                      ==============     =============     ==============
Capital spending:
   Aerosol.......................................................     $      10,912      $      6,879      $       3,514
   International.................................................             2,325            11,996              4,556
   Paint, Plastic, & General Line................................             3,843             3,770              6,536
   Custom & Specialty............................................             1,778             3,002              1,043
   Corporate.....................................................               989             1,588              3,888
                                                                      -------------      ------------      -------------
         Total capital spending..................................     $      19,847      $     27,235      $      19,537
                                                                      =============      ============      =============
Depreciation and amortization:
   Aerosol.......................................................     $      12,227      $     12,014      $      11,856
   International.................................................            12,233            10,182              9,355
   Paint, Plastic, & General Line................................             5,856             5,561              5,462
   Custom & Specialty............................................             1,810             1,942              2,165
   Corporate.....................................................             6,177             6,387              5,788
                                                                      -------------      ------------      -------------
         Total depreciation and amortization.....................     $      38,303      $     36,086      $      34,626
                                                                      =============      ============      =============
Identifiable assets:
   Aerosol.......................................................     $     166,645      $    166,136      $     168,214
   International.................................................           214,896           219,089            239,200
   Paint, Plastic, & General Line................................            77,073            80,566             82,627
   Custom & Specialty............................................            24,679            27,087             45,125
   Corporate.....................................................            93,895            85,948             99,184
                                                                      -------------      ------------      -------------
Total identifiable assets........................................     $     577,188      $    578,826      $     634,350
                                                                      =============      ============      =============

(a)  Represents  United States Selling,  General & Administrative  expenses.  The Company does not allocate these costs to its domestic segments.

(b)  Management  does  not  evaluate   segment   performance including such charges.  See Note (3) for further information on the Company's special charges.

(16)  Subsidiary Guarantor Information

         The  following  presents  the  condensed  consolidating  financial  data for U.S.  Can  Corporation  (the  "Parent
Guarantor"),  United States Can Company (the "Issuer"),  USC May Verpackungen  Holding Inc.  (the "Subsidiary  Guarantor"),
and the Issuer's European subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor  Subsidiaries"),  as
of December 31, 2003 and 2002 and for the years ended  December 31,  2003, 2002 and 2001.  Investments in subsidiaries  are accounted for by the Parent  Guarantor,  the Issuer and the  Subsidiary  Guarantor  under the equity method for purposes of the  supplemental  consolidating  presentation.  Earnings of  subsidiaries  are,  therefore,  reflected  in their  parent's investment  accounts and earnings.  This  consolidating  information  reflects the guarantors and  non-guarantors of the 10
7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.

         The 10 7/8% Senior Secured Notes and 12 3/8% Senior  Subordinated  Notes are guaranteed on a full,  unconditional, unsecured,  senior  subordinated,  joint and several basis by the Parent Guarantor,  the Subsidiary Guarantor and any other domestic  restricted  subsidiary of the Issuer.  USC May  Verpackungen  Holding Inc.,  which is wholly owned by the Issuer, currently is the only Subsidiary  Guarantor.  The Parent Guarantor has no assets or operations separate from its investment in the Issuer.

         Separate  financial  statements of the Issuer or the Subsidiary  Guarantors  have not been presented as management has  determined  that such  information  is not  material to the holders of the 10 7/8%  Senior  Secured  Notes and 12 3/8%
Senior Subordinated Notes.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                           CONSOLIDATING STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 2003
                                                      (000's omitted)

                                                                                            USC Europe/
                                                                              USC May           May
                                                               United      Verpackungen    Verpackungen
                                               U.S. Can      States Can      Holding           GmbH                          U.S. Can
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)    Eliminations   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   536,088   $          -    $     286,808    $         -     $    822,896
COST OF SALES..............................             -        457,896            (374)        277,950               -         735,472
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross income..........................             -         78,192             374           8,858               -          87,424
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         24,259               -          12,406               -          36,665
SPECIAL CHARGES............................             -           (580)              -           1,192               -             612
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............             -         54,513             374          (4,740)              -          50,147
INTEREST EXPENSE...........................             -         44,799           6,384           3,261               -          54,444
BANK FINANCING FEES........................             -          6,090               -              28               -           6,118
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (13,520)       (17,962)         (7,375)              -          38,857               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Loss before income taxes...............       (13,520)       (14,338)        (13,385)         (8,029)         38,857         (10,415)
PROVISION (BENEFIT) FOR INCOME TAXES.......             -           (818)          2,931             992               -           3,105
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS BEFORE                                   (13,520)       (13,520)        (16,316)         (9,021)         38,857         (13,520)
  PREFERRED STOCK DIVIDENDS................
PREFERRED STOCK DIVIDENDS..................       (13,821)             -               -               -               -         (13,821)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS ATTRIBUTABLE TO                      $   (27,341)   $   (13,520)  $     (16,316)  $      (9,021)   $     38,857    $    (27,341)
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
                                           CONSOLIDATING STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                                      (000's omitted)

                                               U.S. Can        United         USC May       USC Europe/     Eliminations     U.S. Can
                                                                                                May
                                                                           Verpackungen    Verpackungen
                                                             States Can      Holding           GmbH
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)                   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   555,303   $          -    $     241,197    $         -     $    796,500
COST OF SALES..............................             -        483,647            (406)        227,154               -         710,395
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross income..........................             -         71,656             406          14,043               -          86,105
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         24,146               -          13,707               -          37,853
SPECIAL CHARGES............................             -          3,080               -           5,625               -           8,705
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............             -         44,430             406          (5,289)              -          39,547
INTEREST EXPENSE...........................             -         42,105           6,465           2,763               -          51,333
BANK FINANCING FEES........................             -          4,051               -               -               -           4,051
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (71,776)       (59,871)        (19,837)              -         151,484               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Loss before income taxes...............       (71,776)       (61,597)        (25,896)         (8,052)        151,484         (15,837)
PROVISION FOR INCOME TAXES.................             -          2,005          22,197          13,435               -          37,637
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS BEFORE                                   (71,776)       (63,602)        (48,093)        (21,487)        151,484         (53,474)
  CUMULATIVE EFFECT OF ACCOUNTING   CHANGE
AND PREFERRED STOCK
  DIVIDENDS................................
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX                                    -         (8,174)          4,717         (14,845)              -         (18,302)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS BEFORE PREFERRED STOCK DIVIDENDS..       (71,776)       (71,776)        (43,376)        (36,332)        151,484         (71,776)
PREFERRED STOCK DIVIDENDS..................       (12,521)             -               -               -               -         (12,521)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS ATTRIBUTABLE TO                      $   (84,297)   $   (71,776)  $     (43,376)  $     (36,332)   $    151,484    $    (84,297)
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
                                           CONSOLIDATING STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 2001
                                                      (000's omitted)

                                               U.S. Can        United         USC May       USC Europe/     Eliminations     U.S. Can
                                                                                                May
                                                                           Verpackungen    Verpackungen
                                                             States Can      Holding           GmbH
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)                   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $         -    $   542,722   $           -         229,466    $          -     $   772,188
COST OF SALES..............................             -        483,878               -         211,636               -         695,514
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross income..........................             -         58,844               -          17,830               -          76,674
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         28,484           1,423          16,674               -          46,581
SPECIAL CHARGES............................             -         27,063               -           9,176               -          36,239
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............             -          3,297          (1,423)         (8,020)              -          (6,146)
INTEREST EXPENSE...........................             -         45,500           6,500           2,668               -          54,668
BANK FINANCING FEES........................             -          2,636               -               -               -           2,636
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (40,416)       (13,010)         (1,198)              -          54,624               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Loss before income taxes...............       (40,416)       (57,849)         (9,121)        (10,688)         54,624         (63,450)
BENEFIT FOR INCOME TAXES...................             -        (17,433)         (3,506)         (2,095)              -         (23,034)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS BEFORE                                   (40,416)       (40,416)         (5,615)         (8,593)         54,624         (40,416)
  PREFERRED STOCK DIVIDENDS................
PREFERRED STOCK DIVIDENDS..................       (11,345)             -               -               -               -         (11,345)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS ATTRIBUTABLE TO                      $   (51,761)   $   (40,416)  $      (5,615)  $      (8,593)   $     54,624    $    (51,761)
  COMMON STOCKHOLDERS......................  ============== ============= =============== ================ =============== ==============

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                  As of December 31, 2003
                                                      (000's omitted)

                                  U.S. Can     United States         USC May       USC Europe/ May    Eliminations       U.S. Can
                                                                  Verpackungen       Verpackungen
                                                                     Holding             GmbH
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)                      Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $        -    $     16,854      $            -       $     6,686       $        -      $    23,540
     Accounts receivable......             -          44,157                   -            43,452                -           87,609
     Inventories..............             -          52,739                   -            42,806                -           95,545
     Deferred income taxes....             -             666                   -               163                -              829
     Other current assets.....             -           6,460                   -             7,113                -           13,573
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         120,876                   -           100,220                -          221,096
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         143,777                   -            99,596                -          243,373
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          30,685                   -               131                -           30,816
OTHER NON-CURRENT ASSETS......             -          39,570                   -            14,949                -           54,519
INTERCOMPANY
  ADVANCES....................             -         252,104                   -                 -         (252,104)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             61,961                 -          (61,961)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    614,396      $       61,961      $    214,896       $ (314,065)    $    577,188
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $        -    $      2,379      $            -      $     17,120       $        -     $     19,499
     Accounts payable.........             -          42,237                   -            48,614                -           90,851
     Restructuring reserves...             -           2,831                   -               591                -            3,422
     Income taxes payable.....             -               -                   -             1,249                -            1,249
     Other current liabilities             -          35,683                   -            10,802                -           46,485
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          83,130                   -            78,376                -          161,506
liabilities...................
TOTAL LONG TERM DEBT..........           854         534,913                   -                 -                -          535,767
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          41,069                 930            29,780                -           71,779
OTHER LONG-TERM
  LIABILITIES.................             -           2,594                   -             4,492                -            7,086
PREFERRED STOCK...............       146,954               -                   -                 -                -          146,954
INTERCOMPANY LOANS............       112,056               -             121,595            18,453         (252,104)               -
INVESTMENT IN
  SUBSIDIARIES................        86,040          38,730                   -                  -        (124,770)               -
STOCKHOLDERS' EQUITY..........      (345,904)        (86,040)            (60,564)           83,795           62,809         (345,904)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    614,396      $       61,961      $    214,896       $ (314,065)    $    577,188
and stockholders'equity.......  ============== ===============  ================== =================  ============== ==================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                  As of December 31, 2002
                                                      (000's omitted)

                                  U.S. Can     United States         USC May       USC Europe/ May    Eliminations       U.S. Can
                                                                  Verpackungen       Verpackungen
                                                                     Holding             GmbH
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)                      Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $        -    $      5,707      $            -      $      6,083       $        -     $     11,790
     Accounts receivable......             -          43,623                   -            46,363                -           89,986
     Inventories..............             -          57,500                (600)           48,735                -          105,635
     Deferred income taxes....             -           5,535               1,977               218                -            7,730
     Other current assets.....             -           6,184                   -             8,282                -           14,466
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         118,549               1,377           109,681                -          229,607
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         147,588                   -            94,086                -          241,674
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          28,312                 606               422                -           29,340
OTHER NON-CURRENT ASSETS......             -          37,904                   -            12,917                -           50,821
INTERCOMPANY
  ADVANCES....................             -         240,791                   -                 -         (240,791)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             61,360                 -          (61,360)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    600,528      $       63,343      $    217,106       $ (302,151)    $    578,826
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $        -    $     11,078      $            -       $    15,075       $        -     $     26,153
     Accounts payable.........             -          47,901                   -            46,636                -           94,537
     Other current liabilities             -          48,389                  31            15,974                -           64,394
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         107,368                  31            77,685                -          185,084
liabilities...................
TOTAL LONG TERM DEBT..........           854         503,238                   -            19,437                -          523,529
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          44,603                 672            29,299                -           74,574
OTHER LONG-TERM
  LIABILITIES.................             -           3,714                   -             2,638                -            6,352
PREFERRED STOCK...............       133,133               -                   -                 -                -          133,133
INTERCOMPANY LOANS............       112,057               -             114,864            13,870         (240,791)               -
INVESTMENT IN
  SUBSIDIARIES................        97,802          39,407                -                  -           (137,209)             -
STOCKHOLDERS' EQUITY..........      (343,846)        (97,802)            (52,224)           74,177           75,849         (343,846)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    600,528      $       63,343      $    217,106       $ (302,151)    $    578,826
and stockholders' equity......  ============== ===============  ================== =================  ============== ==================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 2003
                                                      (000's omitted)

                                                              U.S. Can        United                       USC Europe /       U.S. Can
                                                                                             USC May           May
                                                                            States Can    Verpackungen     Verpackungen
                                                            Corporation      Company         Holding      (Non-Guarantor     Corporation
                                                              (Parent)       (Issuer)    (Subsidiary-GuaraSubsidiaries)     Consolidated
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................$       -       $  23,409     $    (14,101)    $     11,724      $     21,032
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................         -        (17,523)               -           (2,324)          (19,847)
  Proceeds on the sale of property...........................         -            256                -            5,173             5,429
                                                           --------------- ------------- ---------------  ---------------- ---------------
      Net cash used in investing activities..................         -        (17,267)               -            2,849           (14,418)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................         -        (11,312)          14,101           (2,789)                -
  Issuance of 10 7/8% senior secured notes...................         -        125,000                -                -           125,000
  Repurchase of 12 3/8% senior subordinated notes............         -         (3,011)               -                -            (3,011)
  Net payments under the revolving line of credit............         -        (27,600)               -                -           (27,600)
  Payment of Tranche A loan..................................         -        (27,294)               -                -           (27,294)
  Payment of Tranche B loan..................................         -        (47,575)               -                -           (47,575)
  Borrowings of other debt...................................         -          4,814                -                -             4,814
  Proceeds from accounts receivable factoring................         -              -                -           11,195            11,195
  Payments of other long-term debt...........................         -         (1,079)               -          (18,750)          (19,829)
  Payments of debt financing costs...........................         -         (6,938)               -                -            (6,938)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash (used in) provided by financing activities....         -          5,005           14,101          (10,344)            8,762
                                                           --------------- ------------- ---------------- ---------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         -              -                -           (3,626)           (3,626)
                                                           --------------- ------------- ---------------- ---------------  ----------------
INCREASE IN CASH AND                                                  -         11,147                -              603            11,750
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................         -          5,707                -            6,083            11,790
                                                           --------------- ------------- ---------------- ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of period.....................$       -       $  16,854     $         -      $      6,686      $     23,540
                                                           =============== ============= ================ ===============  ================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                                      (000's omitted)

                                                              U.S. Can        United                       USC Europe /       U.S. Can
                                                                                             USC May           May
                                                                            States Can    Verpackungen     Verpackungen
                                                            Corporation      Company         Holding      (Non-Guarantor     Corporation
                                                              (Parent)       (Issuer)    (Subsidiary-GuaraSubsidiaries)     Consolidated
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................$        -      $  19,114     $     (41,410)   $     28,460      $      6,164
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................         -        (15,239)               -          (11,996)          (27,235)
  Proceeds on the sale of property...........................         -            817                -            4,845             5,662
  Investment in Formametal S.A...............................         -           (133)               -                -              (133)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash used in investing activities..................         -        (14,555)               -           (7,151)          (21,706)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................         -        (10,195)          41,410          (31,215)                -
  Net borrowings under the revolving line of credit..........         -         13,600                -                -            13,600
  Borrowing of long-term debt                                         -              -                -           11,079            11,079
  Payments of long-term debt, including capital lease                 -                               -
obligations..................................................                  (10,506)                           (2,183)          (12,689)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash (used in) provided by financing activities....         -         (7,101)          41,410          (22,319)           11,990
                                                           --------------- ------------- ---------------- ---------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         -              -                -              599               599
                                                           --------------- ------------- ---------------- ---------------  ----------------
DECREASE IN CASH AND                                                  -         (2,542)               -             (411)           (2,953)
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................         -          8,249                -            6,494            14,743
                                                           --------------- ------------- ---------------- --------------- ----------------
CASH AND CASH EQUIVALENTS, end of period.....................$       -       $   5,707     $         -      $      6,083      $     11,790
                                                           =============== ============= ================ ===============  ================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 2001
                                                      (000s omitted)

                                                              U.S. Can        United                       USC Europe /       U.S. Can
                                                                                             USC May           May
                                                                            States Can    Verpackungen     Verpackungen
                                                            Corporation      Company         Holding      (Non-Guarantor     Corporation
                                                              (Parent)       (Issuer)    (Subsidiary-GuaraSubsidiaries)     Consolidated
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................$        -      $   3,658     $    (10,186)    $       (464)     $     (6,992)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................         -        (14,981)               -           (4,556)          (19,537)
  Acquisition of business, net of cash acquired..............         -         (4,198)               -                -            (4,198)
  Proceeds on the sale of property...........................         -              -                -            7,208             7,208
  Investment in Formametal S.A...............................         -         (7,891)               -                -            (7,891)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash used in investing activities..................         -        (27,070)               -            2,652           (24,418)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................         -        (10,289)          10,186              103                 -
  Settlement of shareholder litigation.......................         -         (2,063)               -                -            (2,063)
  Net borrowings under the revolving line of credit..........         -         37,600                -                -            37,600
  Borrowing of Term C loan...................................                   20,000                                              20,000
  Payments of long-term debt, including capital lease                 -                               -
obligations..................................................                   (9,569)                           (4,533)          (14,102)
  Payment of debt financing costs................                       -       (6,294)               -                -           (6,294)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash (used in) provided by financing activities....         -         29,385           10,186           (4,430)           35,141
                                                           --------------- ------------- ---------------- ---------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         -              -                -              228               228
                                                           --------------- ------------- ---------------- ---------------  ----------------
INCREASE (DECREASE) IN CASH AND                                       -          5,973                -           (2,014)            3,959
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................         -          2,276                -            8,508            10,784

CASH AND CASH EQUIVALENTS, end of period.....................$       -       $   8,249     $         -      $      6,494      $     14,743
                                                           =============== ============= ================ ===============  ================

 (17)  Quarterly Financial Data (Unaudited)

         The following is a summary of the  unaudited  interim  results of operations  for each of the quarters in 2003 and
2002 (000's omitted).

                           First Quarter             Second Quarter            Third Quarter              Fourth Qtr
                         -----------------         ------------------       ------------------         ----------------
                         2003         2002         2003         2002        2003          2002         2003        2002
                         ----         ----         ----         ----        ----          ----         ----        ----

Net Sales........... $  198,890   $  186,038   $  210,312   $  203,624   $  204,508  $   205,474  $   209,186  $   201,364
Gross Income........     21,344       18,968       24,710       22,893       20,725       19,800       20,645       24,444
Special Charges(a)..      1,030           --          591           --        (791)        5,071        (218)        3,634
Loss from Operations
    Before Accounting
    Change..........    (4,037)      (2,382)      (1,002)        (876)      (4,296)      (5,229)      (4,185)     (44,987)
Net Loss Attributable
    to Common
    Shareholders.... $  (7,283)   $ (23,658)   $  (4,402)   $  (3,957)   $  (7,781)  $   (8,387)  $   (7,875)  $  (48,295)
                     ==========   ==========   ==========   ==========   ==========  ===========  ===========  ===========

(a) See Note (3) to the Consolidated Financial Statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM  9A.  CONTROLS AND PROCEDURES

         EVALUATION  OF DISCLOSURE  CONTROLS AND  PROCEDURES.  The  Company's  management,  with the  participation  of the
Company's chief executive officer and chief financial officer,  has evaluated the effectiveness of its disclosure  controls and procedures  (as defined in Rules  13a-15(e) and 15d-15(e)  under the  Securities  Exchange Act of 1934, as amended (the
"Exchange  Act")),  as of the end of the period covered by this Annual Report on Form 10-K. Based on such  evaluation,  the
Company's  chief  executive  officer  and chief  financial  officer  have  concluded  that as of such date,  the  Company's disclosure controls and procedures were effective.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL  REPORTING.  There was no change in the Company's internal control over financial  reporting (as defined in Rules  13a-15(f) and 15d-15(f)  under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has  materially  affected,  or is reasonably  likely to materially  affect, the Company's internal control over financial reporting.

                                                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The  following  table  sets  forth  the name,  age as of March 15,  2004 and  position  of each of our  directors, executive  officers  and other key  employees.  Each of our  directors  will hold office  until the next annual  meeting of shareholders  or until his  successor  has been elected and  qualified.  Our officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

                      Name                          Age                              Position
                      ----                          ---                              --------

Carl Ferenbach............................           61     Director, Co-Chairman of the Board
George V. Bayly...........................           61     Director, Co-Chairman of the Board
John L. Workman...........................           52     Director, Chief Executive Officer
Thomas A. Scrimo..........................           55     Executive Vice President and General Manager, Business Units of
                                                            the Americas
Sarah T. Macdonald........................           39     Senior Vice President, Sales
Larry S. Morrision........................           50     Senior   Senior Vice President, Metal Manufacturing and
                                                            Lithography Operations
Francois J. Vissers.......................           43     Senior   Senior Vice President, International and President of
                                                            European Operations
Sandra K. Vollman.........................           46     Senior Vice President and Chief Financial Officer
Emil P. Obradovich........................           57     Vice President and Chief Technical Officer
Thomas J. Olander.........................           55     Vice President, Human Resources
Sheleen Quish.............................           55     Chief Information Officer and Vice President, Corporate Marketing
Richard K. Lubin..........................           57     Director
Philip R. Mengel..........................           59     Director
Francisco A. Soler........................           58     Director
Louis B. Susman...........................           66     Director

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

George V. Bayly.  Mr. Bayly has served as a Director  since August 2003 and was named  Co-Chairman of the Board in December
2003.  Mr. Bayly has been a principal of Whitehall  Investors,  LLC, a consulting  and venture  capital  firm,  since 2002.
From 1991 to 2002, Mr. Bayly served as Chairman,  President and Chief Executive  Officer of Ivex Packaging  Corporation,  a
container and packaging  manufacturer.  Mr. Bayly is also a director of General  Binding  Corporation,  Packaging  Dynamics
Inc. and Huhtamaki Oy.

John L. Workman.  Mr. Workman  was named Chief  Executive  Officer in February  2003.  From October 2002 to February  2003,
Mr.  Workman  served as the Company's  Chief  Operating  Officer.  Prior  thereto,  Mr. Workman had served as the Company's
Executive Vice President and Chief Financial  Officer since August 1998.  Prior to his appointment,  Mr. Workman  served as
Executive Vice President and Chief Restructuring  Officer at Montgomery Ward Holding  Corporation.  Montgomery Ward was one
of the nation's largest privately-held retailers.

Thomas A. Scrimo.  Mr. Scrimo  became  Executive Vice  President and General  Manager for Business Units of the Americas in
October  2003.  Since  February  2003,  Mr.  Scrimo had served as our  Executive  Vice  President  and General  Manager for
Aerosol,  Paint and General  Line.  From  November 2002 to February  2003,  Mr. Scrimo served as the Company's  Senior Vice
President  and  General  Manager of  Operations,  Americas.  Mr.  Scrimo  served as our Senior Vice  President  and General
Manager,  Aerosol  Operations  and Business  Support since February  2000.  From August 1998 to February  2000,  Mr. Scrimo
served as our Vice President,  Business Support Operations.  Prior to joining us, he served as Vice President of Operations for Greenfield Industries, Inc., an international tool manufacturer, from January 1997 to August 1998.

Sarah T. Macdonald.  Ms. Macdonald was named our Senior Vice President,  Sales in October 2003.  Previously,  Ms. Macdonald
had been our Vice  President,  Global  Accounts since May 2001. From August 2000 to May 2001, she served as Vice President,
Marketing,  Aerosol and Paint,  Plastic & General Line and Vice President,  Marketing,  Paint,  Plastic & General Line from
December 1999 to August 2000.  From October 1998 to December of 1999,  Ms.  Macdonald was the Sales and Marketing  Director
of the  Company's  U.K.  operations.  Before  joining the  Company,  Ms.  Macdonald  held a number of  different  sales and marketing positions with Crown, Cork & Seal and Carnaud Metalbox.

Larry S. Morrison.  Mr.  Morrison  became Senior Vice President for Metal  Manufacturing  and  Lithography in October 2003.
Since February 2003, Mr.  Morrison had served as Senior Vice President and General  Manager for Plastics,  Lithography  and
Specialty  Products.  From June 2002 to February 2003,  Mr.  Morrison  served as Vice  President of Specialty  Products and
Litho  Services.  From July 1995 to June 2002,  Mr.  Morrison held numerous  positions  within the Company  including  Vice
President,  Operational  Excellence,  Vice President and General Manager, Custom & Specialty Products and Vice President of
Manufacturing of Custom & Specialty Products.

Francois  Vissers.  Mr.  Vissers has held the position of Senior Vice  President,  International  and President of European
Operations  since  February 2003.  From  September  2002 to February 2003, Mr. Vissers served as Vice President  Europe and
Managing Director May Verpackungen.  Prior thereto,  Mr. Vissers served as Vice President,  Aerosol Division - Europe since
May 2001.  Before joining the Company,  he held various senior management  positions with GE Plastics in Europe,  including
General  Manager for the  European  ABS business  from 2000  through May 2001 and  European  productivity  leader from 1999 through 2000.

Sandra K.  Vollman.  Ms. Vollman  was named  Senior  Vice  President  and Chief  Financial  Officer in February  2003.  Ms.
Vollman had been serving as the Company's  Primary  Financial  Officer  since  October 2002.  From February 2002 to October
2002, Ms Vollman had served as the  Company's  Senior Vice  President--Finance.  She joined the Company in July 1999 as Vice
President  -  Business  Development  and was  named  Vice  President  -  Finance  in  September  2000.  From  1997 to 1999,
Ms. Vollman was Vice President and Corporate Controller for Montgomery Ward and Co.

Emil P.  Obradovich.  Mr. Obradovich  has served as our Vice  President and Chief  Technical  Officer since  February 2000.
From 1996 to February 2000, Mr. Obradovich served as our Managing Director of Technical Services.

Thomas J. Olander.  Mr. Olander became Vice  President,  Human  Resources in March 2003.  Previously,  Mr. Olander held the position of Vice  President,  Organization & Staffing,  Compensation & Benefits for U.S. Can since December 1999.  Prior to joining the company,  Mr.  Olander held the position of Vice  President,  Human  Resources  for Draper and Kramer,  Inc., a
Chicago-based real estate firm from 1996 through 1999.

Sheleen Quish. Ms. Quish has been serving as our Chief Information  Officer and Vice President,  Corporate  Marketing since
February  2003.  From  December  2000 to February  2003,  Ms.  Quish  served as our Vice  President  and Chief  Information
Officer.  Prior to joining U.S. Can, Ms. Quish served as Managing  Director of Leapnet,  an Internet company from June 2000 to December  2000,  and as Senior Vice  President of  Administration  and Systems of Unitrin,  an insurance  and  financial services company, from 1998 through June 2000.

Richard  K.  Lubin.  Mr. Lubin  has  served as a  Director  since the  recapitalization  in 2000.  Mr. Lubin  is a Managing
Director  of  Berkshire  Partners,  which he  co-founded  in 1986.  He has been a director of many of  Berkshire  Partners'
manufacturing,  retailing and  transportation  investments  and currently  serves as a director of The Holmes Group,  Inc.,
English Welsh & Scottish Railway and Fresh Start Bakeries, Inc.

Philip R.  Mengel.  Mr.  Mengel was elected a Director in 2001 and  currently  serves as an Advisory  Director to Berkshire
Partners.  Mr.  Mengel was the Chief  Executive  Officer of English  Welsh & Scottish  Railway  from  January  2000 through
December  2003.  From 1996 to January 2000,  Mr. Mengel was the Chief  Executive  Officer of Ibstock plc, an  international building products company.  Mr. Mengel is also a director of The Economist Newspaper Group.

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

Audit Committee Financial Expert

         Messrs. Soler, Mengel,  Ferenbach,  Bayly and Lubin constitute the members of our audit committee.  At the present time, based on our review of the criteria  required to meet the definition of "audit committee  financial expert" under the rules  adopted by the SEC, no member of the audit  committee  meets the SEC's  definition of an audit  committee  financial expert.  Nevertheless,  we believe the  experience  and education of the members of the audit  committee  qualifies them to monitor  the  integrity  of our  financial  statements,  legal and  regulatory  requirements  applicable  to us, the public accountants'  qualifications and independence,  the performance of our internal audit function, and our compliance with the
Sarbanes-Oxley  Act and the rules and regulations  thereunder.  Moreover,  we believe that each of the members of the audit committee has demonstrated that he is capable of (i) understanding  generally accepted  accounting  principles ("GAAP") and financial  statements,  (ii)  assessing the general  application of GAAP  principles in connection  with the accounting for estimates,  accruals and reserves,  (iii) analyzing and evaluating our financial  statements,  (iv) understanding  internal controls and  procedures  for financial  reporting,  and (v)  understanding  audit  committee  functions,  all of which are attributes of an audit  committee  financial  expert under the rule adopted by the SEC.  Given the business  experience and acumen of Messrs.  Soler,  Mengel,  Ferenbach,  Bayly and Lubin and their longstanding  service as members of the our audit committee,  the Board of Directors  believes  that they are qualified to carry out all duties and  responsibilities  of our audit committee. In addition, the audit committee has the ability on its own to retain independent  accountants,  financial
advisors  or  other  consultants,   advisors  and  experts  whenever  it  deems  appropriate.  We  believe  the  directors'
qualifications and experience,  and ability to utilize outside advisors and experts as they consider  appropriate,  affords them  sufficient  background  and  expertise  to fulfill  their  obligations  without the  necessity  of including an audit financial expert at the present time.

Code of Ethics

         The Company has adopted a code of business  conduct and ethics for officers  (including  the  Company's  principal executive  officer,  principal  financial officer and controller) and employees,  known as the Corporate Code of Ethics and
Conduct.    The    Corporate    Code   of   Ethics   and   Conduct   is   available   on   the    Company's    website   at
http://www.uscanco.com/code.htm.

ITEM 11.  EXECUTIVE COMPENSATION

         The following tables set forth  information  concerning  compensation  paid to our Chief Executive Officer and our other four most highly  compensated  executive  officers  during  fiscal  years 2003,  2002 and 2001.  Information  is also included  for one of our former  executives,  who would have been among the most highly  compensated  officers  but for his resignation in November 2003.

Summary Compensation Table
                                                                                                      Long Term Compensation
                                                                                                      ----------------------
                                                        Annual Compensation                         Awards              Payout
                                                        -------------------                         ------              ------
                                                                                                  Securities
                                                                                                  Underlying
                                                                              Other Annual    Options/SARs (#)(c)     All Other
                                                                                              -------------------
Name and Principal Position            Year      Salary         Bonus         Compensation                           Compensation
                                       ----      ------         -----         ------------                           ------------

John L. Workman                          2003      $521,377                            $6,194                none $     26,681(a)
Chief Executive Officer                  2002      $424,723      $ --                  $7,215                none $     24,148(b)
                                         2001      $412,915        $45,000             $7,215                none $     46,600(c)
                                                                   $20,000
Thomas A. Scrimo                         2003      $287,869         $   --             $5,506                none $    14,563(a)
Executive Vice President and G.M.,       2002      $252,677        $35,000             $5,506                none $    14,478(b)
Aerosol, Paint & Business Support        2001      $245,754        $12,000             $5,506                none $    22,016(c)

Larry S. Morrison                        2003      $207,600        $50,000             $5,506                none $       8,168(a)
Senior Vice President, Metal             2002      $202,615        $25,000             $5,506                none $     10,113(b)
Manufacturing & Lithography              2001      $195,138        $20,000             $5,506                none $     13,184(c)

Francois Vissers (e)                     2003      $341,037         $   --             $7,049                none $
Senior Vice President, International     2002      $270,948        $31,102             $5,457                none -(d)
and President of European Operations     2001     $240,085         $51,739             $3,291              25.000 $
                                                                                                                  -(d)
                                                                                                                  $
                                                                                                                  -(d)

Sandra K. Vollman                        2003      $224,792         $   --             $5,506                none $       8,306(a)
Senior Vice President and Chief          2002      $203,446        $20,000             $5,506                none $     16,219(b)
Financial Officer                        2001      $193,062        $20,000             $5,506                none $     13,774(c)

James J. Poehling (e)                    2003      $244,623         $   --             $5,189                none $    50,874(a)
Senior Vice President, North             2002      $242,292        $80,000             $5,506                none $    90,668(b)
American Sales and Channel              2001        $71,282        $35,000             $2,169              50.000 $      9,751(c)
Development

(a)      2003 amounts shown for Messrs. Workman,  Scrimo,  Morrison,  Ms. Vollman and Mr. Poehling include contributions or payments for their benefit to U.S. Can  Corporation's  Salaried Employee Savings and Retirement  Accumulation Plan
         ("SRAP")  and  pursuant  to  nonqualified  retirement  plans  ($26,681,   $14,563,   $8,168,  $8,306  and  $14,069
         respectively).  The 2003 amount  shown for Mr.  Poehling  also  includes  reimbursement  for  relocation  expenses claimed under his Employment  Agreement of $22,382 and payments made by the Company of $14,423 in accordance  with his Severance Agreement.

 (b)     2002 amounts shown for Messrs. Workman,  Scrimo,  Morrison,  Ms. Vollman and Mr. Poehling include contributions or payments for their benefit to U.S. Can  Corporation's  Salaried Employee Savings and Retirement  Accumulation Plan
         ("SRAP")  and  pursuant  to  nonqualified  retirement  plans  ($24,148,  $14,478,  $10,113,  $16,219  and  $11,630 respectively).  The 2002 amount shown for Mr. Poehling  includes  reimbursement  for relocation  expenses  claimed under his Employment Agreement of $79,038.

(c)      2001 amounts shown for Messrs. Workman,  Scrimo,  Morrison,  Ms. Vollman and Mr. Poehling include contributions or payments for their benefit to U.S. Can  Corporation's  Salaried Employee Savings and Retirement  Accumulation Plan
         ("SRAP")  and  pursuant  to  nonqualified  retirement  plans  ($46,600,   $22,016,   $13,184,   $13,774  and  $987
         respectively).  The amount for Mr. Poehling  represents  reimbursements for relocation  expenses claimed under his employment agreement of $8,764, respectively.

 (d)     Mr. Vissers is compensated  partially in euros and partially in British pounds.  The amounts shown for Mr. Vissers have been  converted to  U.S. dollars  at the applicable  exchange rate in effect as of the calendar  year-end for the year in which  payment was made.  During 2003,  2002 and 2001 the Company did not make any  contributions  for the benefit of Mr.  Vissers to any type of executive  retirement  plan or overseas  employee  benefit  trust.  All such contributions are made by Mr. Vissers through salary deductions.

(e)      Mr.   Vissers  joined  the  Company  in  May  2001.  Mr.
         Poehling joined the Company in September 2001 and resigned from the Company on November 28, 2003.

Option Grants

         There were no option or stock  appreciation  right ("SAR") grants to our Chief Executive  Officer or our four most highly compensated employees in 2003.

Aggregated Option/SAR Exercises in 2003 and 2003-End Option/SAR Values

         No shares were acquired as a result of option exercises by the named executive officers during 2003.

                                                                 Number of Securities
                                                                      Underlying              Value of Unexercised
                                                                 Unexercised Options          In-The-Money Options
                                                                 at 2003-Year End (#)       at 2003-Year End ($)(a)
                           Name                               Exercisable/Unexercisable    Exercisable/Unexercisable
                           ----                               -------------------------    -------------------------

John L. Workman..........................................            42.440/311.23                         $0/$0
Thomas A. Scrimo.........................................          135.809/203.713                         $0/$0
Francois Vissers.........................................            10.000/15.000                         $0/$0
Larry S. Morrison........................................            33.952/22.635                         $0/$0
Sandra K. Vollman........................................            84.881/56.587                         $0/$0
James J. Poehling (b)....................................            20.000/00.000                         $0/$0
-----------

(a)      There was no  established  trading  market for U.S.  Can Corporation's  common stock as of December 31,  2003.
         Management has determined that the fair market value of the common stock  underlying  these  options did not exceed
         $1,000.00  (the  exercise  price of these  options)  and, accordingly, none of the options were in-the-money.

(b)      Mr.  Poehling  resigned from the Company on November 28, 2003.  In accordance with his separation agreement, his options expired on March 12, 2004

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

         Other Fees

         George Bayly is  Co-Chairman  of the Company's  Board of  Directors.  Mr. Bayly also consults with the Company for which he is compensated  $300,000 per year,  excluding board fees.  Also, in conjunction  with his consulting  arrangement,
Mr.  Bayly was  awarded an  additional  400  options  with a strike  price of $1,000.  These  option  vest  ratably  over a three-year  period  so long as Mr.  Bayly  remains  Co-Chairman  of the  Board of  Directors  and  devotes  50% of his time consulting on behalf of the Company.

Compensation Committee Interlocks and Insider Participation

         Mr. Lubin served as Chairman of U.S.  Can  Corporation's  Compensation  Committee  during 2002.  Mr. Lubin and Mr.
Ferenbach are managing  directors of Berkshire  Partners.  Mr. Mengel is an Advisory Director to Berkshire  Partners.  Upon
the  completion  of the  recapitalization,  Berkshire  Partners  received a fee of  $2.0 million.  In  addition,  Berkshire
Partners receives a management fee of $750,000 per year.

         The second  amendment to the Senior Secured Credit  Facility  includes an additional  Tranche C term loan of $25.0 million.  Under certain  circumstances,  the  Company's  majority  shareholder  may be required to cash  collateralize  and ultimately  repurchase  the new term loan  facility.  The Company  borrowed  $20.0  million under the Tranche C facility on
December 18, 2001. In  consideration  for  Berkshire's  agreement to purchase a  participation  in the Tranche C term loan, the Company has agreed to accrue for and pay to  Berkshire  an annual fee of 2.75% of the amount of the Tranche C term loan then  outstanding,  which was $550,000 for each of 2003 and 2002.  This fee is payable in advance,  is  non-refundable  and may not be paid in cash (without the requisite senior lenders'  consent) so long as the Company's  current senior bank debt is  outstanding.  If Berkshire  were required to purchase a Tranche C term loan  participation  in the future,  the Company would be  required  to pay  Berkshire  the amount of such  Tranche C term loan,  plus  accrued  interest,  to the extent of
Berkshire's  participation.  The Company also agreed to reimburse Berkshire's  out-of-pocket costs and expenses incurred in connection with the purchase agreement and the second amendment to the credit agreement.

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

Employment Agreements with Messrs. Scrimo and  Workman

         In October of 2003,  the Company  renewed its existing  employment  agreements  with  Messrs.  Scrimo and Workman, referred to as the executives,  for an additional  year.  Under the terms of these employment  agreements,  Messrs.  Scrimo and Workman will be paid an annual base salary of at least  $220,000 and $390,000,  respectively,  which have been adjusted to $300,000 and $544,500,  respectively.  Each executive's base salary and other  compensation will be reviewed annually by that  executive's  supervisor.  Each executive also  participates  in our management  incentive plan with an opportunity to receive a bonus  payment  equal to 50% of his or her base salary.  The Company also agreed to provide each  executive  with term life insurance  coverage with death benefits at least equal to twice his or her base salary,  an automobile  allowance and employee benefits comparable to those provided to our other senior executives.

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

Separation Agreement with Mr. Poehling

         The Company entered into a severance agreement with Mr. Poehling on October 24, 2003, under which he resigned effective November 28, 2003 (the "Separation Date").  Under the terms of this severance agreement, we agreed to provide to Mr. Poehling severance benefits, including:

(a)           his salary for a period of 39 weeks after the Separation Date;

(b)           an award, if any, to him under our Management Incentive Plan for the performance period in which the Separation
              Date occurred, subject to a pro rata reduction for the period following the Separation Date; and

(c)           waiving our exercise of the call right of any securities held by him on the Separation Date.

         Mr. Poehling also agreed to standard confidentiality, nonsolicitation, nondisparagement and release provisions.

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

         The following table sets forth certain information with respect to the ownership of U.S. Can Corporation's  common stock as of March 15, 2004. As of March 15, 2004,  U.S. Can  Corporation  had 53,333.333  shares of issued and  outstanding common stock.

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

         The following  table describes the beneficial  ownership of each class of issued and  outstanding  common stock of
U.S. Can Corporation by each of our directors and executive  officers,  our directors and executive officers as a group and each person who  beneficially  owns more than 5% of the  outstanding  shares of common stock of U.S. Can  Corporation as of
March 15, 2004. As used in the table,  beneficial  ownership has the meaning set forth in  Rule 13d-3(d)(1) of the Exchange
Act.

                           Beneficial Owner                                Number of Shares       Percent Ownership
                           ----------------                                ----------------       -----------------

Berkshire Partners LLC (1)............................................               41,229.278           77.30%
John L. Workman (2) ..................................................                1,042.440           1.95
Thomas A. Scrimo (3)..................................................                  349.143              *
Sandra K. Vollman (4).................................................                   84.881              *
Larry S. Morrison (4).................................................                   33.952              *
Francois Vissers (4)..................................................                   10.000              *
James J. Poehling ....................................................                       --              *
George V. Bayly ......................................................                       --              *
Carl Ferenbach (5)....................................................               41,229.278          77.30
Richard K. Lubin (5)..................................................               41,229.278          77.30
Philip R. Mengel......................................................                       --              *
Francisco A. Soler (6)................................................                  951.485           1.78
Louis B. Susman (7)...................................................                2,613.332           4.90
All officers and directors as a group (15 persons) (8)................               46,399.904          87.00

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

(2)      Includes 42.440 shares subject to currently exercisable options.

(3)      Includes 135.809 shares subject to currently exercisable options.

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

(7)      Mr.  Susman  beneficially  owns  2,613.332  shares of common stock as a result of his  relationship  to Citigroup.
         Mr. Susman is the Vice  Chairman of  Investment  Banking and Managing  Director of Citigroup  Global  Markets Inc.
         Citigroup and its affiliates are the record holder of 2,613.332 shares of common stock.

(8)      Includes 392.475 shares subject to currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company believes that the terms of the  transactions  described below are at least as favorable to the Company as the Company would expect to negotiate in transactions with unrelated third parties.

Relationship with Berkshire Partners

         Berkshire  Partners has been  actively  involved in the Company  through  Carl  Ferenbach,  a founding  partner of
Berkshire  Partners.  Mr.  Ferenbach  was one of the  Company's  founding  directors  in 1983 and served as a member of the
Company's  Board of Directors  until February  2000. In addition,  Mr. Lubin is a managing  director of Berkshire  Partners and Mr.  Mengel  serves as an  Advisory  Director to  Berkshire  Partners.  Upon the  completion  of the  recapitalization,
Berkshire  Partners received a fee of $2.0 million.  In addition,  Berkshire Partners receives a management fee of $750,000 per year.

         The second  amendment to the Senior Secured Credit  Facility  includes an additional  Tranche C term loan of $25.0 million,  of which $20.0 million is presently  outstanding.  Under  certain  circumstances,  the Berkshire  Partners may be required  to cash  collateralize  and  ultimately  repurchase  a  participation  in the  Tranche C term loan  facility.  In consideration  for  Berkshire's  agreement  to  purchase  a  participation  in  the  Tranche  C  term  loan  under  certain circumstances,  the  Company  has  agreed to accrue  for and pay to  Berkshire  an annual fee of 2.75% of the amount of the
Tranche C term loan then  outstanding,  which was  $550,000 in each of 2003 and 2002.  This fee is payable in  advance,  is non-refundable  and may not be paid in cash  (without  the  requisite  senior  lenders'  consent) so long as the  Company's current  senior bank debt is  outstanding.  If Berkshire were required to purchase a Tranche C term loan  participation  in the future,  the Company would be required to pay Berkshire the amount of such Tranche C term loan, plus accrued  interest, to the extent of  Berkshire's  participation.  The Company also agreed to  reimburse  Berkshire's  out-of-pocket  costs and expenses incurred in connection with the purchase agreement and the second amendment to the credit agreement.

Relationship with Citigroup

         Citigroup Inc. and its  affiliates  currently  beneficially  own 4.90% of the common stock of U.S. Can and provide investment  banking and  financial  advisory  services to the Company  from time to time.  Citigroup  Global  Markets  Inc.
(formerly known as Salomon Smith Barney Inc.) was paid  $2.0 million in fees for financial  advisory  services  provided in connection with the September 2000  recapitalization  and received  customary  compensation as an initial  purchaser of the
Company's  12 3/8% Senior  Subordinated  Notes that were  offered in  connection  with the  recapitalization.  In addition,
Citibank,  N.A.  was an agent  under  the  Company's  Senior  Secured  Credit  Facility,  for which it  received  customary compensation.  Mr. Susman is Vice Chairman of Investment  Banking and Managing  Director of Citigroup  Global  Markets Inc.
Citigroup  Inc. was paid $2.9 million in fees in 2003 for  financial  advisory  services  provided in  connection  with the
Company's  10 7/8% Senior  Secured  Note  offering.  The Company did not make any payments to Citigroup in 2002 or 2001 and have not agreed to make any  payments to them in 2004,  other than for  customary  fees and  payments  under the  Company's
Senior Secured Credit Facility and  compensation as the initial  purchaser in connection with the original  offering of the
12 3/8% Senior Subordinated Notes.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The Company's  audit fees for  professional  services  rendered by its principal  accountant  for the audit of its annual  financial  statements  were  approximately  $591,000 and  $511,000 for the years ended  December 31, 2003 and 2002, respectively.

Audit-Related Fees

         During 2003, the Company paid  audit-related  fees of  approximately  $125,000.  The 2003 fees primarily relate to services  provided by the Company's  principal  accountant in  conjunction  with the Company's 10 7/8% Senior  Secured Note
offering  and  a  review  by  the  principal  accountant  of  the  financial   statements  of  the  Company's   Argentinean
joint-venture.  The Company did not pay any audit-related fees in 2002.

Tax Fees

         The Company's tax fees for  professional  services  rendered by its principal  accountant for the audit of its tax compliance,  tax advice and tax planning  were  approximately  $222,000 and $194,000 for the years ended  December 31, 2003 and 2002, respectively.

All Other Fees

         The Company  incurred no other fees related to its principal  accountant  during 2003. Other fees for professional services rendered by the Company's  principal  accountant for the year ended December 31, 2002 were approximately  $36,000.
The 2002 fees paid to the Company's  principal  accountant  primarily  relate to audits of the Company's  U.S. and non-U.S.
employee benefit plans.

         The Company's audit committee meets at least twice a year.  Annually,  the Company's audit committee  approves the
Company's  use of its  principal  accountant  for audit  and tax  related  services.  All other  services  provided  by the
Company's  principal  accountant require specific  pre-approval by the Company's audit committee before they are performed.
During 2003 and 2002,  the Company's  audit  committee  approved 100% of the services  rendered by the Company's  principal accountant.

                                                          PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     (1)      Financial Statements commence on p. 25.

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

         (b)     Reports on Form 8-K

                 The Company  furnished to the  Commission a Current Report on Form 8-K on November 4, 2003 to announce its results of operations for the period ended  September 28, 2003. The Company's  third quarter 2003 earnings press release was attached to the Current Report.

(c)                                                                See Item 15 (a) (3) above.

         (d)     See Item 15 (a) (2) above.

                                                        SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15 (d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2004.

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

Signature                                                    Title
---------                                                    -----

                 /s/ Carl Ferenbach                          Director and Co-Chairman of the Board
-----------------------------------------------------
                   Carl Ferenbach

                /s/ George B. Bayly                          Director and Co-Chairman of the Board
-----------------------------------------------------
                   George V. Bayly

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

Dated:  March 18, 2004

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
         Holding Inc. and Wells Fargo Bank  Minnesota,  National  Association  (Exhibit 4.3 to current  report on Form 8-K, filed on July 22, 2003).(1)
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
         1, 2001 (Exhibit 10.27 to the quarterly report on Form
         10-Q for the period ended April 1, 2001, filed on May 15, 2001).(1)
10.7     Amendment No. 4 to the Lease Agreement,  dated 1/1/76, as amended,  relating to the Weirton,  WV property (Exhibit
         10.7 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)
10.8     Lease relating to Dragon Parc Industrial Estate,  Merthyr Tydfil, Wales, dated November 27, 1996 (Exhibit 10.24 to the annual report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 26, 1997).(1)
10.9     Nonqualified  Supplemental  401(k) Plan (Exhibit 10.33 to the annual report on Form 10-K for the fiscal year ended
         December 31, 1995, filed on March 26, 1996).(1)

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
         Corporation (Exhibit 10.14 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.14    Lease Agreement dated June 15, 2000, related to Atlanta,  GA plastics facility (Exhibit 10.15 to the annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)
10.15    Employment  Agreement dated October 4, 2000 by and among Thomas A. Scrimo,  United States Can Company and U.S. Can
         Corporation (Exhibit 10.18 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.16    U.S. Can Corporation  Executive  Deferred  Compensation  Plan (Exhibit 10.30 to the annual report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).(1)*
10.17    Amendment No. 1 to the U.S. Can Corporation  Executive  Deferred  Compensation  Plan,  dated as of October 4, 2000
         (Exhibit 10.23 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.18    U.S. Can  Corporation  2000 Equity  Incentive Plan (Exhibit 10.24 to the  registration  statement on Form S-4 (No.
         333-53276), filed January 5,2001).(1)*
10.19    United States Can Company  Executive  Severance  Plan,  dated as of October 13, 1999 (Exhibit  10.34 to the annual report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).(1)*
10.20    U.S. Can  Corporation  Stockholders  Agreement,  dated as of  October 4, 2000  (Exhibit  10.26 to the  registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*
10.21    Berkshire  Fee Letter  dated  December  18,  2001  (Exhibit  10.27 to the annual  report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)
10.22    Second  Amendment  to Credit  Agreement  dated  December 18, 2001  (Exhibit  10.28 to the annual  report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)
10.23    Sale  Agreement of the Scotts Road,  Southall,  United  Kingdom  factory  premises  dated  December 18, 2001 (Exhibit
         10.29 to the annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)
10.24    Compromise  Agreement  and General  Release  between the  Company  and David R. Ford dated June 30,  2002.  (Exhibit
         10(a) to the  quarterly  report on Form 10-Q,  for the quarter  ended  September  29, 2002,  filed on November 12,
         2002).(1)*
10.25    Compromise  Agreement  and General  Release  between the Company an J. Michael Kirk dated October 16, 2002 (Exhibit
         10(b) to the  quarterly  report on Form 10-Q, for the quarter ended September 29, 2002, filed on November 12, 2002).(1)*
10.26    Separation  Agreement  and General  Release  between the Company and Paul W. Jones dated November 26, 2002 (filed herewith).*
10.27    Amendment   No.   1  to   the   U.S.   Can   Corporation Nonqualified Supplemental 401(k), dated as of February 25, 2002
         (filed herewith).
10.28    Third Amendment to Credit  Agreement dated July 22, 2003(Exhibit 10.5 to the current report on Form 8-K, filed on
         July 22, 2003). (1)
10.29    Security  Agreement  dated  as of July  22,  2003  among United  States Can  Company,  U.S.  Can  Corporation,  USC May
         Verpackungen  Holding  Inc.  and Wells  Fargo Bank Minnesota,  National Association (Exhibit 10.30 to the registration statement on Form S-4 (No. 333-108940),  filed December 11, 2003). (1)
10.30    Pledge  Agreement dated as of July 22, 2003 among United States Can Company,  U.S.  Can  Corporation,  USC May
         Verpackungen  Holding Inc. and Wells Fargo Bank  Minnesota, National Association  (Exhibit 10.31 to the registration statement on Form S-4 (No.  333-108940),  filed December 11, 2003). (1)
Exhibit
Number

         Exhibit Description

10.31    Lien  Intercreditor  Agreement dated as of July 22, 2003 among Wells Fargo Bank Minnesota,  National  Association,
         Bank of America,  N.A., United States Can Company, U.S.Can Corporation and USC May Verpackungen  Holding,  Inc.
         (Exhibit 10.32 to the registration  statement on Form S-4 (No. 333-108940), filed December 11, 2003). (1)
10.32    Separation  Agreement and General Release between United States Can Company and James J. Poehling  dated October 24, 2003
         (Exhibit 10.33 to the  registration  statement on Form S-4 (No. 333-108940), filed December 11, 2003). (1)
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