Form 10-Q
period 2004-04-04
US CAN CORP
filed 2004-05-13
CIK 895726

===========================================================================================================================

                                                       UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                         FORM 10-Q

                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                            THE SECURITIES EXCHANGE ACT OF 1934
                                       For the Quarterly Period Ended April 4, 2004

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

                                                       Yes |_| No |X|

         Indicate by check mark whether the  registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange
Act).

                                                       Yes |_| No |X|

         As of May 10, 2004, 53,333.333 shares of Common Stock were outstanding.

===========================================================================================================================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES

                                                         FORM 10-Q

                                       FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2004

                                                     TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the Three Months Ended
                 April 4, 2004 and March 30, 2003.................................................................     3

                 Consolidated Balance Sheets as of April 4, 2004 and December 31, 2003............................     4

                 Consolidated Statements of Cash Flows for the Three Months Ended
                 April 4, 2004 and March 30, 2003.................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    23

Item 6.          Exhibits and Reports on Form 8-K.................................................................    23

                                         INCLUSION OF FORWARD-LOOKING INFORMATION

         Certain  statements  in this  report  constitute  "forward-looking  statements"  within the meaning of the federal securities  laws. Such statements  involve known and unknown risks and  uncertainties  which may cause the Company's actual results,  performance or  achievements  to be materially  different than any future  results,  performance or  achievements expressed or implied in this report.  By way of example and not  limitation  and in no  particular  order,  known risks and uncertainties  include general  economic and business  conditions;  the Company's  substantial debt and ability to generate sufficient cash flows to service its debt; the Company's  compliance with the financial  covenants contained in its various debt  agreements;  changes  in  market  conditions  or  product  demand;  the  level  of cost  reduction  achieved  through restructuring and capital  expenditure  programs;  changes in raw material costs and  availability;  downward selling price movements;  currency and interest  rate  fluctuations;  increases  in the  Company's  leverage;  the  Company's  ability to effectively  integrate  acquisitions;  changes in the Company's business strategy or development plans; the timing and cost of plant  closures;  the success of new  technology;  and  increases in the cost of compliance  with laws and  regulations, including  environmental  laws and  regulations.  In light of these and other risks and  uncertainties  as described  under
"Risk  Factors" in the Company's  Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the
Securities and Exchange  Commission in March 2004, the inclusion of a  forward-looking  statement in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (000's OMITTED)

                                                                        For the Quarterly Period Ended
                                                                  --------------------------------------------
                                                                    April 4, 2004           March 30, 2003
                                                                  -------------------     --------------------
                                                                                  (Unaudited)

Net Sales                                                               $    213,428            $    198,890

Cost of Sales                                                                191,033                 177,546
                                                                        -------------           ------------

     Gross income                                                             22,395                  21,344

Selling, General and Administrative Expenses                                   9,997                   9,676

Special Charges                                                                  522                   1,030
                                                                        -------------           ------------

     Operating income                                                         11,876                  10,638

Interest Expense                                                              12,670                  13,088

Bank Financing Fees                                                            1,378                   1,014
                                                                        -------------           ------------

     Loss before income taxes                                                 (2,172)                 (3,464)

Provision for Income Taxes                                                       326                     573
                                                                        ------------            ------------

   Net Loss Before Preferred Stock Dividends                                  (2,498)                 (4,037)

Preferred Stock Dividend Requirement                                          (3,824)                 (3,246)
                                                                        ------------            ------------

Net Loss Attributable to Common Stockholders                            $     (6,322)           $     (7,283)
                                                                        ============            ============

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                          (000's OMITTED, except per share data)

                                                                                   April 4,         December 31,
                                    ASSETS                                           2004               2003
                                                                                ----------------  -----------------
CURRENT ASSETS:                                                                            (Unaudited)
      Cash and cash equivalents                                                   $       5,633     $       23,540
      Accounts receivable, net of allowances                                             94,805             87,609
      Inventories                                                                        98,609             95,545
      Other current assets                                                               18,207             14,402
                                                                                ----------------  -----------------
          Total current assets                                                          217,254            221,096

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                         235,324            243,373

GOODWILL                                                                                 27,384             27,384

DEFERRED INCOME TAXES                                                                    31,135             30,816

OTHER NON-CURRENT ASSETS                                                                 52,851             54,519
                                                                                ----------------  -----------------
          Total assets                                                            $     563,948     $      577,188
                                                                                ================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations          $      19,992     $       19,499
      Accounts payable                                                                   88,853             90,851
      Accrued expenses                                                                   40,955             46,485
      Restructuring reserves                                                              2,206              3,422
      Income taxes payable                                                                1,105              1,249
                                                                                ----------------  -----------------
          Total current liabilities                                                     153,111            161,506

LONG TERM DEBT                                                                          535,511            535,767

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS                                                                         71,944             71,779

OTHER LONG-TERM LIABILITIES                                                               7,080              7,086
                                                                                ----------------  -----------------

          Total liabilities                                                             767,646            776,138

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized,
   106,667 shares issued & outstanding                                                  150,779            146,954

STOCKHOLDERS' EQUITY:
      Common stock, $10.00 par value, 100,000 shares authorized,
        53,333 shares issued & outstanding                                                  533                533
      Additional paid in capital                                                         52,800             52,800
      Accumulated other comprehensive loss                                              (28,044)           (25,793)
      Accumulated deficit                                                              (379,766)          (373,444)
                                                                                ----------------  -----------------
          Total stockholders' equity / (deficit)                                       (354,477)          (345,904)
                                                                                ----------------  -----------------
              Total liabilities and stockholders' equity                          $     563,948     $      577,188
                                                                                ================  =================

                              The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (000's OMITTED)

                                                                                        For the Quarterly Period Ended
                                                                                       April 4, 2004      March 30, 2003
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net loss before preferred stock dividend requirements                                $        (2,498)    $        (4,037)
  Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                                             11,144               9,087
      Special Charges                                                                              522               1,030
      Deferred income taxes                                                                       (324)                719
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable                                                                       (8,300)            (10,753)
      Inventories                                                                               (4,382)             (1,044)
      Accounts payable                                                                            (609)              5,092
      Accrued expenses                                                                          (7,471)                (32)
      Other, net                                                                                (3,067)             (1,611)
                                                                                     ------------------  ------------------
          Net cash used for operating activities                                               (14,985)             (1,549)
                                                                                     ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                          (3,720)             (3,755)
  Proceeds from the sale of property                                                             1,018               5,186
                                                                                     ------------------  ------------------
                                                                                     ------------------  ------------------
          Net cash provided by (used for) investing activities                                  (2,702)              1,431
                                                                                     ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving lines of credit                                                     -                 200
  Payments of other long-term debt, including capital lease obligations                           (602)             (5,492)
  Borrowings of other debt                                                                         881               1,048
                                                                                     ------------------  ------------------
      Net cash provided by (used for) financing activities                                         279              (4,244)
                                                                                     ------------------  ------------------
                                                                                     ------------------  ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (499)               (403)
                                                                                     ------------------  ------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                          (17,907)             (4,765)
CASH AND CASH EQUIVALENTS, beginning of period                                                  23,540              11,790
                                                                                     ------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period                                               $         5,633     $         7,025
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
                                                       April 4, 2004
                                                        (Unaudited)

(1) PRINCIPLES OF REPORTING

         The consolidated  financial  statements  include the accounts of U.S. Can Corporation (the  "Corporation" or "U.S.
Can"), its wholly owned subsidiary,  United States Can Company ("United States Can"), and United States Can's  subsidiaries
(the  "Subsidiaries").  The  consolidated  group is  referred  to herein  as "the  Company",  "we",  "us",  or  "our".  All significant  intercompany  balances and transactions have been eliminated.  These financial  statements,  in the opinion of management,  include  all normal  recurring  adjustments  necessary  for a fair  presentation.  Operating  results  for any interim  period are not  necessarily  indicative  of  results  that may be  expected  for the full  year.  These  financial statements  should be read in conjunction  with the previously  filed  financial  statements and footnotes  included in the
Corporation's  Annual  Report on Form 10-K for the year ended  December  31,  2003.  Certain  prior year  amounts have been reclassified to conform with the 2004 presentation.

STOCK-BASED COMPENSATION

         The Company  periodically  issues  stock  options  under the U.S.  Can 2000  Equity  Incentive  Plan.  The Company
continues to utilize the intrinsic fair value method under APB Opinion No. 25 to account for its  stock-based  compensation plan; therefore, no compensation costs are recognized in the Company's financial statements for options granted.

         In accordance  with SFAS No. 148  "Accounting  for  Stock-Based  Compensation  - Transition and  Disclosure",  the
following  table  presents  (in  thousands)  what the  Company's  net loss  would  have  been  had the  Company  determined compensation costs using the fair value-based accounting method for the quarters ended April 4, 2004 and March 30, 2003.
                                            For The Quarters Ended

                                      ------------------------------------

                                        April 4, 2004    March 30, 2003
                                      ------------------------------------

Net Loss Before Preferred Stock        $                 $
  Dividends...................................(2,498)           (4,037)

Stock-Based Compensation Cost,
  net of tax - fair value method.........        (30)              (20)
                                      ------------------------------------

Pro-Forma Net Loss Before Preferred    $                 $
  Stock Dividends.........................    (2,528)           (4,057)
                                      ====================================

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of  approximately  $21.9 million and $3.3 million for the quarterly  periods ended April
4, 2004 and March 30, 2003,  respectively.  The Company paid $0.7  million in income taxes for the  quarterly  period ended
April 4, 2004 and $0.3 million for the quarterly period ended March 30, 2003.

(3) SPECIAL CHARGES

2004
----

         During the first quarter of 2004, the Company recorded a restructuring  charge of $0.5 million related to position elimination costs in Europe. The position  eliminations  consisted of 23 employees and include  eliminations  related to an early termination  program in one European facility and a product line profitability  review program in our German food can business.  Total cash payments in the first quarter of 2004 were $1.6 million  (primarily  severance and facility shut down costs) and the Company  anticipates  spending  another  $6.7 million over the next several  years.  The  remaining  reserve consists  primarily  of  employee  termination  benefits  paid over time for  approximately  eight  salaried  and 44 hourly employees and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of April 4, 2004:

                               January 1,         Additions          Cash           Other (b)          April 4,
                              2004 Balance                         Payments                           2004 Balance
                              --------------    -------------    -------------    ---------------    --------------
                              --------------    -------------    -------------    ---------------    --------------
   Employee Separation                $4.3              $0.5            $(1.3)           $(0.1)          $3.4
   Facility Closing Costs              3.6               -               (0.3)             -              3.3
                              --------------    -------------    -------------    ---------------    --------------
                              --------------    -------------    -------------    ---------------    --------------
   Total                              $7.9              $0.5            $(1.6)           $(0.1)          $6.7 (a)
                              ==============    =============    =============    ===============    ==============
                              ==============    =============    =============    ===============    ==============

(a)      Includes $4.5 million classified as other long-term liabilities as of April 4, 2004.
(b)      Non-cash foreign currency translation impact

2003
----

         During the first quarter of 2003, the Company recorded a restructuring  charge of $1.0 million related to position elimination costs in the U.S. and Europe.  The position  eliminations  consisted of 16 employees,  including two management level  employees and an early  termination  program in one European  facility.  Total cash payments in the first quarter of
2003 were $4.4 million  (primarily  severance and facility shut down costs).  The remaining reserve consisted  primarily of employee  termination  benefits to be paid over time for  approximately 33 salaried and 51 hourly employees  (approximately
600 positions were originally identified for elimination) and other ongoing facility exit costs.

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

 (4) INVENTORIES

         All domestic  inventories are stated at cost  determined by the last-in,  first-out  ("LIFO") cost method,  not in excess of  market.  Subsidiaries'  inventories  of  approximately  $45.3  million  at April 4, 2004 and  $42.8  million  at
December  31,  2003 are stated at cost  determined  by the  first-in,  first-out  ("FIFO")  cost  method,  not in excess of market.  FIFO cost of LIFO inventories approximated their LIFO value at April 4, 2004 and at December 31, 2003.

         Inventories reported in the accompanying balance sheets are classified as follows (000's omitted):

                                                                                          April 4,         December 31,
                                                                                            2004               2003
                                                                                    -----------------   ----------------
         Raw materials........................................................      $          19,878    $        21,382
         Work in process......................................................                 41,012             39,286
         Finished goods.......................................................                 37,719             34,877
                                                                                    -----------------    ---------------

                                                                                    $          98,609    $        95,545
                                                                                    =================    ===============

(5) COMPREHENSIVE NET INCOME (LOSS)

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                          April 4,        December 31,
                                                                                            2004              2003
                                                                                        -------------   ---------------
         Foreign Currency Translation Adjustment ...................................         $(6,963)           $(5,148)
         Minimum Pension Liability Adjustment.......................................         (21,081)           (20,645)
                                                                                        ------------     ---------------
         Total Accumulated Other Comprehensive Loss.................................        $(28,044)          $(25,793)
                                                                                        ============     ==============

         The  components  of  comprehensive  loss for the  quarterly  periods ended April 4, 2004 and March 30, 2003 are as follows (000's omitted):
                                                                                            For the Quarters Ended
                                                                                        -------------------------------
                                                                                            April 4,          March 30,
                                                                                              2004             2003
                                                                                        -------------     -------------
         Net Loss Before Preferred Stock Dividends..................................    $      (2,498)    $      (4,037)
         Foreign Currency Translation Adjustment....................................           (2,251)            2,298
         Unrealized Gain on Cash Flow Hedges (a)....................................               --             1,030
                                                                                        -------------     -------------
         Comprehensive Loss.........................................................    $      (4,749)    $        (709)
                                                                                        =============     =============

(a)       Net of reclassification of losses included in net loss of $1.6 million for the first quarter of 2003.

(6) BENEFIT PLANS

         The Company maintains separate  noncontributory  defined benefit and defined  contribution  pension plans covering most domestic  hourly  employees and all domestic  salaried  personnel,  respectively.  It is the Company's  policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.

         The net periodic pension cost was as follows for the first quarter of 2004 and 2003 (000's omitted):

U.S.
----
                                                                  April 4, 2004      March 30, 2003
                                                                 ----------------  -------------------

  Service cost..................................................      $287               $ 227
  Interest cost.................................................       724                679
  Return on assets..............................................      (683)              (569)
  Recognized loss...............................................        28                 68
  Recognized prior service cost.................................        94                 94
                                                                 ----------------  -------------------
Net periodic pension cost.....................................        $450               $499
                                                                 ================  ===================

Non-U.S.
--------
                                                                  April 4, 2004      March 30, 2003
                                                                 ----------------  -------------------

 Service cost..................................................     $    88                77
 Interest cost.................................................       1,129               938
 Return on assets..............................................        (864)             (655)
 Recognized loss...............................................         208               197
                                                                 ----------------  -------------------
Net periodic pension cost.....................................        $ 561             $ 557
                                                                 ================  ===================

         The Company provides health and life insurance  benefits for certain domestic retired employees in connection with collective bargaining agreements.

         Net periodic  postretirement  benefit costs for the Company's U.S.  postretirement  benefit plans for the quarters ended April 4, 2004 and March 30, 2003, included the following components (000's omitted):

U.S.
----
                                                                  April 4, 2004      March 30, 2003
                                                                 ----------------  -------------------

 Service cost..................................................      $  80              $  66
 Interest cost.................................................        369                372
 Recognized loss...............................................         52                 34
 Recognized prior service cost.................................       (226)              (226)
                                                                 ----------------  -------------------
Net periodic pension cost.....................................       $ 275              $ 246
                                                                 ================  ===================

         The Company made $0.2 million in  contributions  to its U.S. based pension plan and $0.3 million of  contributions to its non-U.S.  based  pension  plans in the first  quarter of 2004.  In addition,  the Company  made  payments  under its postretirement  benefit  plan of $0.4  million in the first  quarter of 2004.  The  Company  does not  anticipate  its 2004 contributions  to any of its plans to be  significantly  different from the amounts  previously  disclosed in the Company's consolidated financial statements for the year ended December 31, 2003.

(7) BUSINESS SEGMENTS

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

         The following is a summary of revenues from external  customers and loss from operations for the quarterly periods ended April 4, 2004 and March 30, 2003, respectively (000's omitted):

                                                                                          April 4,         March 30,
                                                                                            2004              2003
                                                                                       -------------    ---------------
         REVENUES FROM EXTERNAL CUSTOMERS:
            Aerosol................................................................    $      92,155    $        88,778
            International..........................................................           78,359             63,065
            Paint, Plastic & General Line......................................               33,426             31,245
            Custom & Specialty.................................................                9,488             15,802
                                                                                       -------------    ---------------
            Total revenues.........................................................    $     213,428    $       198,890
                                                                                       =============    ===============

         INCOME (LOSS) FROM OPERATIONS:
            Aerosol................................................................    $      14,585    $        14,008
            International..........................................................            1,032               (829)
            Paint, Plastic & General Line......................................                3,472              4,185
            Custom & Specialty.................................................                 (347)               551
                                                                                       --------------   ---------------
            Total Segment Income From Operations...................................           18,742             17,915
            Unallocated Selling, General & Administrative Expenses (a).........               (6,344)            (6,247)
            Special Charges (b)....................................................             (522)            (1,030)
            Interest Expense.......................................................          (12,670)           (13,088)
            Bank Financing Fees....................................................           (1,378)            (1,014)
                                                                                       -------------    ---------------
            Loss before income taxes...............................................    $      (2,172)   $        (3,464)
                                                                                       =============    ===============

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

(9) SUBSEQUENT EVENTS

         On April 22,  2004,  U.S. Can  Corporation  announced  that George V. Bayly,  a member of the  Company's  Board of
Directors,  had been named Chief  Executive  Officer of U.S. Can Corporation and that John Workman would step down from his position  as Chief  Executive  Officer.  Mr.  Bayly  began  overseeing  the daily  operations  of U.S.  Can on April  22nd.
Definitive  agreements  have not yet been  executed  with Mr.  Bayly or Mr.  Workman;  however,  potential  employment  and separation costs are not expected to be material to the Company's financial position or results of operations.

(10) SUBSIDIARY GUARANTOR INFORMATION

         The  following  presents  the  condensed  consolidating  financial  data for U.S.  Can  Corporation  (the  "Parent
Guarantor"),  United States Can Company (the "Issuer"),  USC May Verpackungen  Holding Inc.  (the "Subsidiary  Guarantor"),
and the Issuer's European subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor  Subsidiaries"),
as of April 4, 2004 and  December 31, 2003 and for the three months  ended April 4, 2004 and  March 30,  2003.  Investments in  subsidiaries  are accounted  for by the Parent  Guarantor,  the Issuer and the  Subsidiary  Guarantor  under the equity method for purposes of the supplemental consolidating presentation.  Earnings of subsidiaries are, therefore,  reflected in
their  parent's  investment   accounts  and  earnings.   This  consolidating   information   reflects  the  guarantors  and
non-guarantors of the 10 7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.

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

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                       For the Quarterly Period Ended APRIL 4, 2004
                                                        (unaudited)
                                                      (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding          & Co., KG                     U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 135,069        $      -           $  78,359           $    -      $ 213,428
COST OF SALES..................             -        117,359               -              73,674                -        191,033
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross income..............             -         17,710               -               4,685                -         22,395
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -          6,344                -              3,653                -          9,997
SPECIAL CHARGES................             -              -                -                522                -            522
                                       -------     ---------        ---------          ----------          -------     ---------
     Operating income..........             -         11,366                -                510                -         11,876
INTEREST EXPENSE...............             -         10,922            1,353                395                -         12,670
BANK FINANCING FEES............             -          1,288                -                 90                -          1,378
EQUITY IN LOSS
  OF SUBSIDIARIES .............         (2,498)       (1,911)            (822)                -              5,231            -
                                       -------     ----------       -----------        ---------           --------    --------
     Loss before income taxes           (2,498)       (2,755)          (2,175)                25             5,231        (2,172)
PROVISION (BENEFIT) FOR
  INCOME TAXES.................             -           (257)              75                508                -            326
                                       -------     ----------       ---------          ---------           -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS....         (2,498)       (2,498)          (2,250)              (483)            5,231        (2,498)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (3,824)           -                -                  -                 -         (3,824)
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS..................        $(6,322)    $  (2,498)       $  (2,250)         $    (483)          $ 5,231     $  (6,322)
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

                                           U.S. CAN CORPORATION AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                       For the Quarterly Period Ended MARCH 30, 2003
                                                        (unaudited)
                                                      (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding          & Co., KG                     U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 135,825        $      -           $  63,065           $    -      $ 198,890
COST OF SALES..................             -        117,080               -              60,466                -        177,546
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross income..............             -         18,745               -               2,599                -         21,344
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -          6,248                -              3,428                -          9,676
SPECIAL CHARGES................             -            527                -                503                -          1,030
                                       -------     ----------       ---------          ----------          -------     ---------
     Operating income..........             -         11,970                -             (1,332)               -         10,638
INTEREST EXPENSE...............             -         10,628            1,596                864                -         13,088
BANK FINANCING FEES............             -          1,014                -                 -                 -          1,014
EQUITY IN LOSS
  OF SUBSIDIARIES .............         (4,037)       (4,241)          (2,001)                -             10,279            -
                                       -------     ---------        -----------        ---------           --------    --------
     Loss before income taxes           (4,037)       (3,913)          (3,597)            (2,196)           10,279        (3,464)
PROVISION FOR
  INCOME TAXES.................             -            124                -                449                -            573
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS BEFORE
  PREFERRED STOCK DIVIDENDS....         (4,037)       (4,037)          (3,597)            (2,645)           10,279        (4,037)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (3,246)           -                -                  -                 -         (3,246)
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS..................        $(7,283)    $  (4,037)       $  (3,597)         $  (2,645)          $10,279     $  (7,283)
                                       =======     =========        =========          =========           ========    =========

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                    As of APRIL 4, 2004
                                                        (unaudited)
                                                      (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      1,608      $           -       $      4,025       $       -      $      5,633
     Accounts receivable......             -          51,591                   -            43,214                -           94,805
     Inventories..............             -          53,274                   -            45,335                -           98,609
     Other current assets.....             -           5,798                   -            12,409                -           18,207
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         112,271                   -           104,983                -          217,254
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         140,202                   -            95,122                -          235,324
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          31,009                   -               126                -           31,135
OTHER NON-CURRENT ASSETS......             -          38,382                   -            14,469                -           52,851
INTERCOMPANY
  ADVANCES....................             -         253,372                   -                 -         (253,372)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             59,493                 -          (59,493)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    602,620      $       59,493      $    214,700       $ (312,865)    $    563,948
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      2,033      $           -       $     17,959       $       -      $     19,992
     Accounts payable.........             -          37,124                   -            51,729                -           88,853
     Restructuring reserves...             -           1,678                   -               528                -            2,206
     Income taxes payable.....             -               -                   -             1,105                -            1,105
     Other current liabilities             -          30,789                   -            10,166                -           40,955
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          71,624                   -            81,487                -          153,111
liabilities...................
TOTAL LONG TERM DEBT..........           854         534,657                   -                 -                -          535,511
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          41,018                 930            29,996                -           71,944
OTHER LONG-TERM
  LIABILITIES.................             -           2,594                   -             4,486                -            7,080
PREFERRED STOCK...............       150,779               -                   -                 -                -          150,779
INTERCOMPANY LOANS............       112,055               -             123,023            18,294         (253,372)               -
INVESTMENT IN
  SUBSIDIARIES................        90,789          43,516                   -                  -        (134,305)                -
STOCKHOLDERS' EQUITY..........      (354,477)        (90,789)            (64,460)           80,437           74,812         (354,477)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    602,620      $       59,493      $    214,700       $ (312,865)    $    563,948
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

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                  As of December 31, 2003
                                                      (000's omitted)

                                  U.S. Can     United States         USC May       USC Europe/ May    Eliminations       U.S. Can
                                                                  Verpackungen       Verpackungen
                                                                     Holding             GmbH
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)                      Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $     16,854      $           -       $      6,686       $       -      $     23,540
     Accounts receivable......             -          44,157                   -            43,452                -           87,609
     Inventories..............             -          52,739                   -            42,806                -           95,545
     Other current assets.....             -           7,126                   -             7,276                -           14,402
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         120,876                   -           100,220                -          221,096
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         143,777                   -            99,596                -          243,373
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          30,685                   -               131                -           30,816
OTHER NON-CURRENT ASSETS......             -          39,570                   -            14,949                -           54,519
INTERCOMPANY
  ADVANCES....................             -         252,104                   -                 -         (252,104)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             61,961                 -          (61,961)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    614,396      $       61,961      $    214,896       $ (314,065)    $    577,188
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      2,379      $           -       $     17,120       $       -      $     19,499
     Accounts payable.........             -          42,237                   -            48,614                -           90,851
     Restructuring reserves...             -           2,831                   -               591                -            3,422
     Income taxes payable.....             -               -                   -             1,249                -            1,249
     Other current liabilities             -          35,683                   -            10,802                -           46,485
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          83,130                   -            78,376                -          161,506
liabilities...................
TOTAL LONG TERM DEBT..........           854         534,913                   -                 -                -          535,767
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          41,069                 930            29,780                -           71,779
OTHER LONG-TERM
  LIABILITIES.................             -           2,594                   -             4,492                -            7,086
PREFERRED STOCK...............       146,954               -                   -                 -                -          146,954
INTERCOMPANY LOANS............       112,056               -             121,595            18,453         (252,104)               -
INVESTMENT IN
  SUBSIDIARIES................        86,040          38,730                   -                  -        (124,770)                -
STOCKHOLDERS' EQUITY..........      (345,904)        (86,040)            (60,564)           83,795           62,809         (345,904)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    614,396      $       61,961      $    214,896       $ (314,065)    $    577,188
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
                                       FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2004
                                                        (unaudited)
                                                       (000s omitted)

                                               U.S. Can        United          USC May        USC Europe / May      U.S. Can
                                                                            Verpackungen
                                                             States Can        Holding          Verpackungen
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES.........$.....-.....   $(11,040)      $  (2,250)           $ (1,695)        $ (14,985)
                                                 -     -        ---------      ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (3,354)             -                 (366)           (3,720)
  Proceeds from sale of property.......................-.....      1,018              -                    -             1,018
                                                       -        --------       ---------            --------         ---------
      Net cash used for investing activities...........-.....     (2,336)             -                 (366)           (2,702)
                                                       -        --------       ---------            ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (1,268)          2,250                (982)                -
  Payments of other long-term debt.....................-.....       (602)             -                    -              (602)
  Borrowings of other debt.............................-.....          -              -                  881               881
                                                       -        --------       ---------            ---------        ---------
      Net cash (used for) provided by                  -          (1,870)
                                                 --------       ----------
financing
     activities..............................................                      2,250                (101)              279
                                                                               ----------           ----------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                 (499)             (499)
                                                       -        --------       ---------            ---------        ----------
DECREASE IN CASH AND                                   -         (15,246)
  CASH EQUIVALENTS...........................................                         -               (2,661)          (17,907)
CASH AND CASH EQUIVALENTS, beginning of                -          16,854
                                                 --------       ---------
  period.....................................................                         -                6,686            23,540
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  1,608       $      -             $  4,025         $   5,633
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
                                                       (000s omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED FOR) PROVIDED BY OPERATING      $     -        $  3,463
                                                 --------       --------
  ACTIVITIES.................................................                  $  (3,601)           $ (1,411)        $  (1,549)
                                                                               ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (2,782)             -                 (973)           (3,755)
  Proceeds from sale of property.......................-.....         13              -                5,173             5,186
                                                       -        --------       ---------            --------         ---------
      Net cash (used for) provided by                  -          (2,769)
                                                 --------       --------
investing activities.........................................                         -                4,200             1,431
                                                                               ---------            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (2,513)          3,601              (1,088)                -
  Net borrowings under revolving line of               -             200
credit.......................................................                         -                    -               200
  Payments of other long-term debt.....................-.....       (265)             -               (5,227)           (5,492)
  Borrowings of other debt.............................-.....          -              -                1,048             1,048
                                                       -        --------       ---------            ---------        ---------
      Net cash (used for) provided by                  -          (2,578)
                                                 --------       ----------
financing
     activities..............................................                      3,601              (5,267)           (4,244)
                                                                               ----------           ----------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                 (403)             (403)
                                                       -        --------       ---------            ---------        ----------
DECREASE IN CASH AND                                   -          (1,884)
  CASH EQUIVALENTS...........................................                         -               (2,881)           (4,765)
CASH AND CASH EQUIVALENTS, beginning of                -           5,707
                                                 --------       ---------
  period.....................................................                         -                6,083            11,790
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  3,823       $      -             $  3,202         $   7,025
                                                 =     =        =========      =========            ========         =========

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following narrative discusses the results of operations,  liquidity and capital resources for the Company on a consolidated  basis.  This section should be read in  conjunction  with the financial  statements  and footnotes  contained within this  report and the  Corporation's  Annual  Report on Form 10-K for the fiscal  year ended  December  31, 2003 (see
"Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein).

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

         The  Company's  critical  accounting  policies  are  described in Note (2) to the audited  Consolidated  Financial
Statements  contained  within the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended  December  31,  2003.
Significant  business or customer  conditions  could cause  material  changes to the  amounts  reflected  in our  financial statements.  For  example,  the Company  enters into  contractual  agreements  with certain of its  customers  for rebates, generally  based on annual sales  volumes.  Should the  Company's  estimates of the  customers'  annual sales  volumes vary materially  from  the  sales  volumes  actually  realized,  revenue  may be  materially  impacted,  however,  we  have  not historically  been  required  to make  material  adjustments  to our rebate  accruals.  Similarly,  a large  portion of the
Company's  inventory is  manufactured to customer  specifications.  Other inventory is generally less specific and saleable to multiple customers.  However,  losses may result should the Company manufacture customized products,  which it is unable to sell.  Since raw  materials  inventory is generally  not  customer-specific,  losses would  generally  relate to work in progress  and  finished  goods  inventory.  An increase of 1% in the level of reserves  for work in progress  and  finished goods  inventory  would result in a pretax  charge of less than $1 million.  The Company has not  historically  experienced major deviations in the level of reserve for unsaleable inventory, except in the case of discontinued product lines.

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
Although the values are assessed using a variety of internal and external  sources,  future events may cause  reassessments of these values and related  goodwill  impairments.  The Company  currently has $27.4  million of goodwill  relating to its
Aerosol and Paint,  Plastic and General  Line  segments  included in its  consolidated  balance  sheet.  As of December 31,
2003,  a 10%  decrease in the  Company's  assessment  of the fair value of the Aerosol or Paint,  Plastic and General  Line businesses would  have caused no impairment of the goodwill related to that segment.

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
Actual  costs may differ from those  estimated.  During  2004,  the Company  recorded a charge of $0.5  million  related to position  elimination  costs in Europe.  As of April 4, 2004,  $6.7 million of reserves  for  restructuring  programs  were included in the  Company's  consolidated  balance  sheet.  $3.4 million of these  reserves  related to employee  separation costs for employees that have already been  separated.  As these payments will be made over time,  actual  payments may not reflect  the amounts  accrued  but they are  unlikely to vary  materially.  $3.3  million of the reserve  relates to future costs  related to facilities  that the Company has closed.  The Company has made  assumptions  regarding the period of time that it will require to dispose of these  facilities.  In most cases,  the Company has included  costs  through the life of the leases.  If the Company  disposes of or subleases the  facilities  earlier than  expected,  the Company will reduce the level of the reserve.

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

         The Company relies upon actuarial models to calculate its pension and post-retirement  benefit obligations and the related effects on operations.  Accounting for pensions and  post-retirement  benefit plans using actuarial models requires the use of estimates and  assumptions  regarding  numerous  factors,  including the discount  rate,  the long-term  rate of return on plan assets,  health care cost increases,  retirement ages, mortality and employee turnover.  On an annual basis, the  Company  evaluates  these  critical  assumptions  and makes  changes to them as  necessary  to reflect  the  Company's experience.  In any given year,  actual  results  could differ from  actuarial  assumptions  made due to economic and other factors which could impact the amount of expense or liability for pensions or postretirement benefits the Company reports.

         Two of the critical  assumptions  in  determining  the  Company's  reported  expense or liability  for pensions or post-retirement  benefits are the discount  rate and the  long-term  expected  rate of return on plan assets.  The use of a lower  discount  rate and a lower  long-term  expected  rate of return on plan assets would  increase the present  value of benefit  obligations  and increase  pension expense and  post-retirement  benefit  expense.  A 1% decrease in the Company's discount  rate  would  have  caused the  Company's  2003  pension  expense  and  post-retirement  expense  to  increase  by approximately  $1.2 million.  A 1% decrease in our assumed return on plan assets would have  increased our pension  expense by  approximately  $0.3 million.  At December 31, 2003, the Company  reduced its discount rate related to its U.S. plans by
0.5%.  This  increased  the  Company's  annual 2004  pension  expense and  post-retirement  expense by  approximately  $0.6 million.

Results of Operations

         The following table presents the Company's Revenue and Gross Income by segment for the first quarter of 2004 as compared to the first quarter of 2003.

                                            For the three months ended April 4, 2004 and March 30, 2003
                                    -----------------------------------------------------------------------------
                                               Revenue                Gross Income (Loss)       Percentage to
                                                                                                    Sales
                                    -----------------------------------------------------------------------------
                                         2004           2003           2004          2003       2004     2003
                                    -----------------------------------------------------------------------------

Aerosol                                $   92,155     $ 88,778       $ 14,585      $ 14,008     15.8%    15.8%
International                             78,359          63,065         4,685         2,600     6.0%     4.1%
Paint, Plastic & General Line             33,426          31,245         3,472         4,185    10.4%    13.4%

Custom & Specialty                          9,488         15,802      (347)               551  (3.7)%     3.5%
                                    ----------------------------------------------------------
    Total                              $ 213,428      $ 198,890      $ 22,395      $ 21,344     10.5%    10.7%
                                    ==========================================================

         Consolidated  net sales for the first quarter ended April 4, 2004 were $213.4  million  compared to $198.9 million in the first quarter of 2003, an increase of 7.3%.  Along business  segment lines,  Aerosol net sales for the first quarter of 2004 increased to $92.2 million from $88.8 million for the same period in 2003, a 3.8%  increase,  due to increased unit volume ($4.5 million)  offset by changes in customer and product mix ($1.1 million).  International  net sales increased to
$78.4  million  for the first  quarter of 2004 from $63.1  million  for the first  quarter of 2003,  an  increase  of $15.3 million or 24.3%.  The increase  was due to the  positive  impact of the  translation  of sales made in foreign  currencies based upon using the same average U.S.  dollar  exchange rates in effect during the first quarter of 2003 ($10.8  million), an increase in volume ($3.1  million) and the positive  impact of a change in product mix ($1.4  million).  Paint,  Plastic
&  General Line net sales  increased $2.2 million to $33.4 million for the first quarter of 2004 from $31.2 million for the first quarter of 2003.  This increase was due to an increase in plastics  volume ($0.9  million) and  increasing  resin prices in our plastics  business ($1.9 million),  which are contractually  passed on to customers,  partially offset by the negative  impact of decreased  metal can volume ($0.6  million).  In the Custom &  Specialty  segment,  sales decreased
40.0% from $15.8 million for the first quarter of 2003 to $9.5 million for the first quarter of 2004,  driven  primarily by a decline in volume.

          Consolidated  gross income  increased  $1.1 million for the quarter  ended April 4, 2004 from the same quarter in
2003.  Along business segment lines,  Aerosol gross income dollars  increased by $0.6 million while the percentage to sales remained  the same at 15.8%.  The increase in Aerosol  gross  income  dollars was due to an increase in volume in the first quarter of 2004 versus the same period of 2003  partially  offset by increased  raw material  costs  associated  with steel surcharges  as  discussed  in the  "Liquidity  and Capital  Resources"  section.  The  International  segment  gross income increased  $2.1  million  versus the same  period in 2003 and the  percentage  to sales  increased  to 6.0% from 4.1%.  The increase in  International  gross income was  primarily  due to  increased  International  volume  ($0.8  million) and cost reduction  programs  and other  operational  efficiency  improvements  ($1.9  million),  partially  offset  by  accelerated depreciation  related to  production  lines to be idled in  conjunction  with the German  food can  business  product  line profitability  review ($0.6 million).  The Paint,  Plastic &  General Line segment gross income  decreased $0.7 million versus the same period in 2003.  The  percentage to net sales  decreased  from 13.4% in 2003 to 10.4% in 2004. The decrease in dollars and  percentage  was due to a change in demand in the first  quarter of 2004 to less  profitable  product  lines
($0.8 million) along with an increase in corporate  allocated  expenses ($0.2 million),  partially offset by volume related efficiencies  in our plastics  business ($0.3  million).  The Custom &  Specialty  segment gross income  decreased to a loss of $(0.3)  million,  compared  to  income of $0.6  million  in the first  quarter  of 2003.  The  decline  was  driven primarily by the overhead  absorption  impact of producing fewer units due to a decline in volume ($1.9 million)  partially offset by cost reduction programs and operational improvements ($1.0 million).

         Selling,  general  and  administrative  costs  were $10.0  million  or 4.7% of sales in the first  quarter of 2004 compared  to $9.7  million  or 4.9% of  sales  in the  first  quarter  of  2003.  The  increase  in  selling,  general  and administrative  costs in the first quarter is primarily due to the negative impact of the translation of expenses  incurred in foreign currencies to U.S. dollars.

         During the first quarter of 2004, the Company recorded a restructuring  charge of $0.5 million related to position elimination costs in Europe. The position  eliminations  consisted of 23 employees and include  eliminations  related to an early termination  program in one European facility and a product line profitability  review program in our German food can business.  Total cash payments in the first quarter of 2004 were $1.6 million  (primarily  severance and facility shut down costs) and the Company  anticipates  spending  another $6.7 million over the next several years. The majority of these cash payments  relate to  restructuring  programs  completed in previous years,  for which the Company has already  realized the associated cost savings.  The remaining  reserve  consists  primarily of employee  termination  benefits paid over time for approximately eight salaried and 44 hourly employees and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of April 4, 2004:

                               January 1,        Additions           Cash           Other (b)          April 4,
                              2004 Balance                         Payments                           2004 Balance
                              --------------    -------------    -------------    ---------------    --------------
                              --------------    -------------    -------------    ---------------    --------------
Employee Separation                     $4.3              $0.5            $(1.3)           $(0.1)          $3.4
Facility Closing Costs                   3.6               -               (0.3)             -              3.3
                              --------------    -------------    -------------    ---------------    --------------
                              --------------    -------------    -------------    ---------------    --------------
Total                                   $7.9              $0.5            $(1.6)           $(0.1)          $6.7 (a)
                              ==============    =============    =============    ===============    ==============
                              ==============    =============    =============    ===============    ==============

(a)      Includes $4.5 million classified as other long-term liabilities as of April 4, 2004.
(b)      Non-cash foreign currency translation impact

         Interest  expense in the first three months of 2004  decreased  3.2%, or $0.4  million,  versus the same period of
2003. The decrease is due primarily to the expiration of the Company's  interest rate  protection  agreements in the fourth quarter  of 2003 ($1.5  million)  partially  offset by higher  interest  rates due to the  issuance  of the 10 7/8%  Senior
Secured Notes in July 2003 ($0.9 million) and higher average  borrowings  ($0.2 million) during the period.  Bank financing fees for the first  quarter of 2004 were $1.4  million as compared to $1.0  million for the first  quarter of 2003,  due to the amortization of deferred financing costs related to the 10 7/8% Senior Secured Notes.

         Income tax expense was $0.3  million for the first  quarter of 2004 versus  income tax expense of $0.6 million for the first quarter of 2003.  During the fourth quarter of 2002, the Company  recorded a valuation  allowance as it could not conclude  that it is "more likely than not" that all of the deferred tax assets of certain of its foreign  operations  will be realized  in the  foreseeable  future.  Accordingly,  the  Company  did not record an income tax benefit  related to the first quarter 2004 and 2003 losses of those operations.

         Payment in kind  dividends of $3.8 million and $3.2 million on the  redeemable  preferred  stock were recorded for the first quarters of 2004 and 2003, respectively.

Liquidity and Capital Resources

         During the first quarter of 2004,  liquidity  needs were met through cash on hand and  internally  generated  cash flow.  Principal  liquidity needs included  operating costs,  working capital and capital  expenditures.  Cash flow used by operations  was $15.0  million for the three months ended April 4, 2004 compared to cash used of $1.5 million for the three months ended March 30, 2003.  The increased  use of cash by  operations  is due primarily to increases in working  capital, including the payment of $10.6  million of interest  payments on our 12 3/8% Senior  Subordinated  debt in the first fiscal quarter of 2004 versus the second fiscal quarter of 2003.

         Net cash used for  investing  activities  was $2.7  million  for the first  quarter of 2004  compared  to net cash provided of $1.4 million for the first quarter of 2003.  First quarter 2004 investing  activities  include capital spending of $3.7 million offset by the net proceeds  received from the March 2004 sale of our closed Dallas,  Texas facility of $1.0 million.  Proceeds  received  from the sale of property  during the first  quarter of 2003 are  composed  primarily  of the payment received for the sale of the Company's Daegeling, Germany facility, which was sold at the end of 2002.

         Net cash provided by financing  activities in the first three months of 2004 was $0.3 million versus net cash used of $4.2 million for the same period in 2003.  The primary  first  quarter 2004  sources of cash were  borrowings  under the revolving  line  of  credit  granted  by  one of  May  Verpackungen's  lenders  to  fund  May's  seasonal  working  capital requirements.

         Starting in the fourth quarter of 2003, many domestic and foreign steel  suppliers  began  experiencing a shortage of coke,  an important  component of the  steel-making  process.  The shortage is due to many  factors,  which  include the growing  Chinese  steel  market and a fire at a coal mine in the U.S.,  which  produces  coke.  The shortage is expected to continue  in at least the near  future.  While we cannot  predict  the  long-term  effects  the  shortage  will have on our tin-plate costs, the shortage has caused some steel  manufacturers to charge a surcharge on steel,  which has increased our tin-plate prices.

         Some customer  contracts allow us to pass tin-plated steel price increases  through to our customers.  We informed our  customers of steel  related  price  increases to be  effective  in the second  quarter of 2004,  and expect the future impact of the current level of unrecovered steel price increases to be immaterial.  However,  customer  contracts may limit pass-throughs and also may require us to match other competitive bids.

         At April 4, 2004,  $42.1 million was  outstanding  under the $110.0  million  revolving loan portion of the Senior
Secured  Credit  Facility.  Letters of Credit of $12.7 million were also  outstanding  securing the  Company's  obligations under various insurance programs and other contractual  agreements.  In addition,  the Company had $5.6 million of cash and cash equivalents at quarter end.

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
The Company was in  compliance  with all of the required  financial  ratios and other  covenants  under both  facilities at
April 4, 2004 and anticipates being in compliance in the remaining three quarters of 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management does not believe the Company's exposure to market risk has significantly changed since year-end 2003.

Item 4. Controls and Procedures

         EVALUATION  OF DISCLOSURE  CONTROLS AND  PROCEDURES.  The  Company's  management,  with the  participation  of the
Company's  principal  executive  officer and chief financial  officer,  has evaluated the  effectiveness  of its disclosure controls and  procedures  (as defined in Rules  13a-15(e)  and  15d-15(e)  under the  Securities  Exchange Act of 1934,  as amended (the "Exchange  Act")),  as of the end of the period covered by this Quarterly  Report on Form 10-Q.  Based on such evaluation,  the Company's  principal  executive  officer and chief financial  officer have concluded that as of such date, the Company's disclosure controls and procedures were effective.

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

Item 6. Exhibits and Reports On Form 8-K
(a)      Exhibits
31.1     Certification of Chief Executive Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

31.2     Certification of Chief Financial Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

         (b)      Reports on Form 8-K
                  (i)    The Company  furnished  to the  Commission  a Current  Report on Form 8-K on February  24, 2004 to
                         announce its results of operations for the period ended  December 31, 2003.  The Company's  fourth quarter 2004 earnings press release was attached to the Current Report.

                                                     SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date:  May 13, 2004                                                            By:   /s/ Sandra K. Vollman
                                                                                     ---------------------
                                                                                    Sandra K. Vollman
                                                                                    Senior Vice President and
                                                                                    Chief Financial Officer
                                                                                    (Duly authorized officer and principal
                                                                                    financial officer)