Form 10-K/A
period 2003-12-31
US CAN CORP
filed 2004-11-18
CIK 895726

86

=======================================================================================================================================

                                                             UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D.C. 20549

                                                         FORM 10-K/A
                                                            Amendment No. 1

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
                                                            Yes |_| No |X|

         As of March 15, 2004, 53,333.333 shares of Common Stock were outstanding.

=======================================================================================================================================

                                                           TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

                                                                PART I

                                                                PART II

Item 5.          Market for Common Equity and Related Stockholder Matters....................................         13
Item 6.          Selected Financial Data.....................................................................         14
Item 7.          Management's Discussion and Analysis of Financial

Item 9.          Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................................................         71
Item 9A.         Controls and Procedures.....................................................................         71

                                                               PART III

                                                                PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................         84

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

Restatement

         This Form 10-K/A amends and restates the following  sections of the original  Form 10-K,  which was filed with the  Securities and Exchange Commission on March 18, 2004 (the "Original 10-K"):

Item 1.  Business
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.  Financial Statements and Supplementary Data
Item 9A.  Controls and Procedures
Item 10.  Directors and Executive Officers of the Registrant.

         The Company has restated its financial  statements  as of and for the years (and each of the interim peroids) ended  December 31, 2003 and 2002 included in this filing (the  "Restatement") to reflect  adjustments to its previously  reported  financial  information for such periods.  In addition, the Company has restated its  financial  statements  for the first quarter of 2004.  The  foregoing  items have been amended to reflect the effects of the Restatement as discussed in Note (3) to the Consolidated  Financial  Statements and have not been updated to reflect other events  occurring  after the filing of the Original  Form 10-K, or to modify or update those  disclosures  affected by subsequent events,  except for those  disclosures  provided  in Note (3) to  consolidated  financial  statements  included  in Item 8 of this Form
10-K/A.  As a result,  you should read this Form 10-K/A in  conjunction  with the Company's  Form 10-Q/A for the quarter ended April 4,
2004 (the "April 2004 10-Q") and the Company's  periodic  reports filed under the  Securities  and Exchange Act of 1934 (the  "Exchange
Act")  following  the filing of the April 2004 10-Q.  This Form  10-K/A  reflects  balances  and amounts on a restated  basis.  For the convenience  of the reader,  this Form 10-K/A amends in its entirety the Original  10-K,  but does not restate or update the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above.

         For a  discussion  of the  individual  adjustments  contained  in the  Restatement,  see  "Item 8.  Financial  Statements  and
Supplementary Data--Note (3).  Restatements."

         In August 2004,  and  subsequent to the issuance of its  consolidated  financial  statements  for the year ended  December 31,
2003, the Company became aware of certain issues relating to its Laon,  France  manufacturing  facility  following the departure of the facility's financial  controller.  Following this discovery,  management  immediately informed the Company's Board of Directors and its
Audit  Committee,  which  conducted a review of these issues  assisted by outside legal advisors and accounting  consultants,  and also promptly  informed  the  Company's  independent  auditors,  Deloitte & Touche  LLP.  That  review  and work  performed  by the  Company identified  certain  accounting  and  financial  reporting  improprieties  and  related  material  errors  in the  Company's  financial statements,  all  related to the Laon,  France  facility.  On  September  30,  2004,  the Company  disclosed  its intent to restate its financial  statements  for the years ended December 31, 2002 and 2003 and for the quarterly  period ended April 4, 2004.  Those changes are reflected in this Restatement.

         The principal effects of the Restatement are:

o    Increases in the reported amounts of cost of goods sold, causing corresponding increases in net loss of $5.9 million, $7.8 million and $2.5 million for December 31, 2002, December 31, 2003 and the quarter ended April 4, 2004 respectively;
o    Decreased working capital, principally as a result of decreased accounts receivable and increased accounts payable and accrued expenses; and
o    Increased short-term borrowings by $3.9 million in the aggregate, as of December 31, 2003 and $5.1 million in the aggregate as of April 4, 2004.

         The  Company  did not amend its Annual  Report on Form 10-K or  Quarterly  Reports on Form 10-Q for  periods  affected  by the
Restatement  that ended prior to December 31, 2003, and the financial  statements and related  financial  information  and  disclosures contained in those reports should no longer be relied upon.

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

         Tin-plate  prices have  increased  slightly over the last five years.  While there is some  long-term  variability,  tin-plate prices have generally been stable and price  increases have  historically  been announced  several months before  implementation.  This stability has enhanced our ability to  communicate  and negotiate  required  selling price  increases  with our customers and minimizes fluctuations of our gross profits.  Many of our domestic and some of our international  multi-year supply agreements with our customers permit us to pass through  tin-plate  price  increases and, in some cases,  other raw material  costs.  We did experience  increases in steel  costs in 2003 that we  believe to be a result of the  tariffs  imposed  in 2002 in the U.S.,  which  have  since  been  removed.
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

         As of December 31, 2003, total  consolidated  debt outstanding was $559.2 million.  We had $50.7 million of unused  commitment under our revolving credit facility and cash of $23.0 million.

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

         We have experienced  operating  losses since the fiscal year ended December 31, 2000 and we may continue to incur losses.  For the years ended  December 31, 2003,  2002 and 2001, we had net losses  attributable  to common  stockholders  of $35.2  million,  $90.2 million and $51.8 million,  respectively.  As of December 31, 2003, we had an accumulated  deficit of $387.1 million.  We cannot assure you that we will  become  profitable  in the  future  and if we do achieve  profitability,  we may not be able to  sustain or  increase profitability  on a quarterly or annual  basis.  Our failure to become and remain  profitable  could impair our ability to continue our operations.

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

ITEM 6.   SELECTED FINANCIAL DATA

         The following  consolidated  financial  data as of and for each of the fiscal years in the five years ended  December 31, 2003 were  derived  from our audited  financial  statements.  You should read all of this  information  in  conjunction  with  "Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations"  and our financial  statements for the year ended December
31, 2003 and accompanying notes beginning on page 27.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      (000's omitted)
                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                           As Restated (See Note (3))
                                                        2003           2002          2001          2000          1999
                                                        ----           ----          ----          ----          ----
OPERATING DATA:
Net sales........................................    $   823,442   $   796,557    $  772,188    $  809,497    $  732,897
Special charges (a)..............................            382         8,921        36,239         3,413            --
Recapitalization charge (b)......................             --            --            --        18,886            --
Operating income (loss)..........................         41,247        32,140        (6,146)       48,153        66,975
Loss from early extinguishment of debt (c).......             --            --            --        24,167         2,152
Income (loss) from operations before
   cumulative effect of accounting change........        (21,331)      (59,339)      (40,416)      (11,522)       21,156
Cumulative effect of accounting change, net of
   income taxes (d)..............................             --       (18,302)           --            --            --
Net income (loss)................................        (21,331)      (77,641)      (40,416)      (11,522)       21,156
Preferred stock dividend requirement.............        (13,821)      (12,521)      (11,345)       (2,601)           --
Net income (loss) attributable to
   common stockholders...........................    $   (35,152)  $   (90,162)   $  (51,761)   $  (14,123)   $   21,156
BALANCE SHEET DATA:
Total assets.....................................    $   574,418   $   580,113    $  634,350    $  637,864    $  663,570
Total debt.......................................        559,224       551,979       536,776       495,045       359,317
Redeemable preferred stock.......................        146,954       133,133       120,613       109,268            --
Stockholders' equity (deficit)...................       (361,911)     (350,008)     (247,124)     (174,323)       68,556

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

(d)      See Note (15) of the "Notes to Consolidated Financial Statements."

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

Restatement

         In August 2004,  and  subsequent to the issuance of its  consolidated  financial  statements  for the year ended  December 31,
2003, the Company became aware of certain issues relating to its Laon,  France  manufacturing  facility  following the departure of the facility's financial  controller.  Following this discovery,  management  immediately informed the Company's Board of Directors and its
Audit  Committee,  which  conducted a review of these issues  assisted by outside legal advisors and accounting  consultants,  and also promptly  informed  the  Company's  independent  auditors,  Deloitte & Touche  LLP.  That  review  and work  performed  by the  Company identified  certain  accounting  and  financial  reporting  improprieties  and  related  material  errors  in the  Company's  financial statements,  all related to the Laon,  France facility.  The Company is, by means of this Form 10-K/A filing,  restating its previously issued  financial  statements  for the  years  ended  December  31,  2002 and  2003.  See Note (3) in Notes to  Consolidated  Financial
Statements  in Part II,  Item 8 of this Form  10-K/A  for  additional  information  related  to the  Restatement.  Unaudited  quarterly information for the year ended December 31, 2003 as shown in Note (18) in Notes to  Consolidated  Financial  Statements,  is also being restated by means of this Form 10-K/A.

         The effect of the  Restatement is to increase the Company's net loss  attributable to common  stockholders  from $27.3 million to $35.2 million in 2003 and from $84.3  million to $90.2 million in 2002.  The increase in net loss  primarily  arises from  increases in the  amounts  of  costs  of  sales  in each of these  periods.  Along  business  segment  lines,  these  changes  are  reflected  in
International,  the Company's  second  largest  segment.  The effect of the  Restatement on the Company's  Consolidated  Balance Sheets
resulted in decreased  working capital,  principally as a result of decreased  accounts  receivable and increased  accounts payable and accrued expenses and increased  short-term  borrowings of $3.9 million in the aggregate as of December 31, 2003 and $5.1 million in the aggregate as of April 4, 2004. The Company has initiated the  implementation  of various  measures to strengthen its internal  controls and has added more structure to the financial  oversight of its European  operations,  including its facility in France, in response to issues identified by the Company's independent accountants as material weaknesses and raised by the Restatement.

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

         As  more  fully  described  in  Note  (4) to the  Consolidated  Financial  Statements,  several  restructuring  programs  were implemented in order to streamline  operations and reduce costs.  The Company has  established  reserves and recorded  charges  against such reserves,  to cover the costs to implement the programs.  The estimated costs were determined  based on contractual  arrangements, quotes from  contractors,  similar  historical  activities  and other  judgmental  determinations.  Actual  costs may differ from those estimated.  During  2003,  the Company  recorded a net charge of $0.4 million  related to  restructuring.  The charge  consisted of new restructuring  reserves of $2.2 million less reversals of $1.8 million due to the  reassessment of restructuring  reserves  established in 2001.  At December 31, 2003,  $7.9  million of reserves for  restructuring  programs  were  included in the  Company's  consolidated balance sheet.  $4.3 million of these reserves  related to employee  separation  costs for employees that have already been  separated.
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

         In 2002, due to a history of operating  losses in certain  foreign  countries  coupled with the deferred tax assets that arose in connection with the restructuring  programs and goodwill impairment charges,  the Company determined that it could not conclude that it was "more  likely  than not" that all of the  deferred  tax assets of certain of its  foreign  operations  would be  realized in the foreseeable  future.  Accordingly,  during the fourth quarter of 2002, the Company  established a valuation  allowance of $44.7 million to provide for the  estimated  unrealizable  amount of its net deferred tax assets as of December 31, 2002.  The Company will  continue to assess the valuation  allowance and, to the extent it is determined  that such allowance is no longer  required,  these deferred tax assets will be  recognized  in the future.  In 2003,  the Company did not record an income tax benefit  related to 2003 losses of those operations.  Additionally,  after evaluation of the restated results of operations  related to its Laon,  France facility,  the Company could not  conclude  that it would "more  likely than not"  realize the  resultant  deferred  tax asset and,  accordingly,  recorded an additional valuation allowance as a restatement adjustment in 2003.

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

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

                                                                 As of December 31,
                                    -----------------------------------------------------------------------------
                                              Revenue                    Gross Profit           Percentage to
                                                                                                    Sales
                                    -----------------------------------------------------------------------------
                                         2003          2002           2003          2002        2003     2002
                                    -----------------------------------------------------------------------------

Aerosol...........................     $ 359,246     $ 364,133      $ 61,802      $ 59,545     17.2%     16.4%

International.....................       287,354        241,254         (577)        7,878     (0.2)%     3.3%
Paint, Plastic & General Line.....   118,909        119,952         13,070      11,378     11.0%      9.5%

Custom & Specialty................    57,933         71,218          3,320         734      5.7%      1.0%
                                    ----------------------------------------------------------
      Total.......................     $ 823,442     $  796,557      $  77,615    $ 79,535      9.4%     10.0%
                                    ==========================================================

    Net Sales

         Consolidated  net sales for the year ended  December 31, 2003 were $823.4  million as compared to $796.6  million in 2002,  an increase of 3.4%.  Along business  segment lines,  Aerosol net sales in 2003 decreased to $359.2 million from $364.1 million in 2002, a decrease of 1.3%,  due  principally to decreased  unit volume ($7.9  million)  partially  offset by changes in customer and product mix
($3.0  million).  International  net sales  increased  to $287.4  million in 2003 from  $241.1  million in 2002,  an  increase of $46.2 million or 19.2%  primarily due to the positive  impact of the  translation  of sales made in foreign  currencies  based upon using the same average U.S.  dollar exchange rates in effect during the year ended December 31, 2002.  Paint,  Plastic & General Line segment net sales  decreased $1.0 million to $119.0  million for the year ended December 31, 2003.  This decrease was due primarily to the negative impact of a decrease in paint volume ($6.5 million)  partially  offset by an increase in plastics  volume ($2.3 million) and increasing resin prices in our plastics  business ($3.2  million),  which are  contractually  passed on to customers.  Custom & Specialty sales of
$57.9 decreased from the $71.2 million for the year ended December 31, 2002, driven primarily by a decline in volume.

    Gross Profit

         Consolidated  gross  profit for the year ended  December  31, 2003 was $77.6  million as compared to $79.5  million in 2002, a decrease of $1.9 million.  Along  business  segment  lines,  Aerosol gross profit  dollars  increased $2.3 million versus 2002, and the percentage  to sales  increased  from 16.4% to 17.2%.  The increase in gross profit  dollars and  percentage to sales was driven by the positive  impact of  restructuring  programs  ($6.0  million)  partially  offset by the margin and overhead  absorption  impacts  ($3.7 million) of the decreased  volume.  International  gross profit  decreased by $8.5 million,  and the percentage to net sales  decreased from 3.3% to (0.2)%.  The decline in  International  gross  profit  dollars and  percentage  to net sales was  primarily  due to a $2.6 million  charge to  operations by May  Verpackungen  to writedown  its  inventory to net  realizable  market value as well as increased material and production  costs at May  Verpackungen  which cannot be passed through to customers ($0.5 million).  The positive  benefit of the  Southall  plant  closure in the third  quarter of 2002 ($3.0  million),  was offset by the  negative  impact of volume  related inefficiencies in the UK and France ($5.9 million) and a non-recurring  pension benefit in 2002 of $2.5 million.  The Paint,  Plastic &
General Line segment gross profit  increased $1.7 million versus 2002 and the percentage to net sales  increased 1.5 percentage  points to 11.0% in 2003. The  improvement  was driven by  restructuring  program  benefits  ($0.7 million) and other plastics cost  reductions
($1.4  million),  offset by the impact of decreased  paint volume of ($0.4 million).  In the Custom & Specialty  segment,  gross profit dollars  increased to $3.3 million in 2003 versus $0.7 million in 2002. The improvement  was driven by a restructuring  benefit of $0.6 million, and other cost reduction programs and operational efficiencies of $2.0 million.

    Selling, General and Administrative Costs

         Selling,  general and  administrative  costs  decreased  from $38.5  million in 2002 to $36.0  million in 2003 due to positive results from Company-wide cost savings programs.

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

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

                                                                 As of December 31,
                                    -----------------------------------------------------------------------------
                                              Revenue                   Gross Profit            Percentage to
                                                                                                    Sales
                                    -----------------------------------------------------------------------------
                                        2002           2001          2002          2001         2002     2001
                                    -----------------------------------------------------------------------------

Aerosol...........................    $ 364,133      $ 334,716     $  59,545       $47,299     16.4%     14.1%
International.....................       241,254       229,466         7,878        17,829      3.3%      7.8%
Paint, Plastic & General Line.....   119,952       130,412        11,378        12,544      9.5%      9.6%
Custom & Specialty................    71,218        77,594           734          (998)     1.0%     (1.3)%
                                    ----------------------------------------------------------
      Total.......................    $  796,557     $ 772,188     $  79,535       $76,674     10.0%      9.9%
                                    ==========================================================

    Net Sales

         Consolidated  net sales for the year ended  December 31, 2002 were $796.6  million as compared to $772.2  million in 2001,  an increase of 3.2%.  Along  business  segment  lines,  Aerosol net sales in 2002 increased to $364.1 million from $334.7 million in 2001, an increase of 8.8%, due principally to increased unit volume ($37.4 million)  partially  offset by the pricing impacts  resulting from a shift in customer  demand to smaller can sizes.  International  net sales  increased to $241.3 million in 2002 from $229.5 million in
2001,  an  increase  of $11.8  million  or 5.1%  primarily  due to the  positive  impact of the  translation  of sales  made in foreign currencies  based upon using the same  average U.S.  dollar  exchange  rates in effect  during the year ended  December  31, 2001.  The
Paint,  Plastic & General Line segment net sales  decreased  8.0%, from $130.4 million in 2001 to $120.0 million in 2002. This decrease was due to changes in product and customer mix along with falling resin prices in our plastics business that are  contractually  passed on to customers  ($11.3 million) and decreased paint volume ($2.2 million)  offset by increased  volume in plastics ($3.1 million).  In
2002,  the Company  reduced  manufacturing  capacity in its paint  business as part of the  Company's  restructuring  programs.  In the
Custom & Specialty  segment,  sales decreased 8.2% from $77.6 million in 2001 to $71.2 million in 2002 driven  primarily by a change in product mix ($7.6 million) partially offset by an increase in volume ($1.2 million).

    Gross Profit

         Consolidated  gross profit for the year ended  December 31, 2002 was $79.5  million as compared to $76.7  million in 2001,  an increase of $2.8 million.  Along business  segment lines,  Aerosol gross profit  dollars  increased  $12.2 million versus 2001, and the percentage  to sales  increased  from 14.1% to 16.4%.  The  increase in gross  profit  dollars  was driven by  increased  volume  ($5.3 million) and savings  realized from other cost  containment  programs ($2.4  million).  International  gross profit  decreased by $10.0 million,  and the  percentage to net sales  decreased  from 7.8% to 3.3%.  The  consolidation  of the production of the majority of our
U.K.  production volume into the Merthyr Tydfil plant increased our per unit production  costs, as the  inexperienced  work force could not produce the same level of output as the prior two-plant  workforce,  spoilage costs increased and machine  breakdowns  increased in frequency  and  duration.  These  inefficiencies  were  partially  offset by a $2.1  million  benefit  relating  to the  closure of our
Southall,  U.K.  facility in August 2002 and a non-recurring  pension benefit of $2.5 million.  In addition,  the  profitability of our plant in France declined  significantly as the cost (including production  inefficiencies) to manufacture products transferred from the
U.K. and other  increased  costs  exceeded the revenue  realized from the  transferred  business.  In Germany,  our per unit costs also increased as the shift of our sales mix to the third and fourth  quarters was not  adequately  planned nor  anticipated,  causing us to incur higher  overtime,  although  fewer units were  produced.  The Paint,  Plastic & General Line segment gross profit  decreased $1.2 million,  while the  percentage to net sales of 9.5% remained  fairly  constant with 2001 (9.6%).  The decrease in dollars  versus 2001 was driven by plastics  competitive  pricing  pressures ($2.9 million) and the overhead  absorption impact of producing fewer units due to the new  Atlanta  plant in the  first  half of 2002  ($1.4  million),  partially  offset by a $2.6  million  benefit  realized  from restructuring  programs  and cost  containment  programs  ($0.5  million).  In the Custom & Specialty  segment,  gross  profit  dollars increased to $0.7  million in 2002,  versus a loss of $1.0 million in 2001.  2001 gross  profits were reduced by a $3.2 million  charge for the write-off of inventory  associated with  discontinued  product lines.  After  consideration of this one-time  write-off,  gross profit  decreased due to a decline in volume at one facility and increased  manufacturing  support  expenses ($1.1 million),  partially offset by benefits realized from restructuring programs ($0.4 million).

    Selling, General and Administrative Costs

         Selling,  general and  administrative  costs  decreased from $46.6 million in 2001 to $38.5 million in 2002 due to the lack of goodwill  amortization  during the year and positive results from management's  focus on Company-wide cost saving programs initiated in
2001.  The Company has ceased the  amortization  of  goodwill.  Goodwill  amortization  for the year ended  December  31, 2001 was $2.8 million.

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

         During  2002,  the Company  recorded a net charge of $8.9  million  related to  restructuring.  The net charge of $8.9 million consists of new  restructuring  reserves of $12.1  million  less  reversals of $3.2 million due to the  reassessment  of  restructuring reserves  established in 2001. Included in the 2002 net restructuring  charge are executive position  elimination costs and the loss on the sale of the  Daegeling,  Germany  facility.  While the  majority of the  restructuring  initiatives  have been  completed  in 2002, certain  portions of the  programs  will not be  completed  until 2003,  and the Company  does not expect to realize the full  earnings benefits until 2004.  Certain  long-term  liabilities  (approximately  $3.7 million as of December 31, 2002),  consisting  primarily of employee  termination  costs and future  ongoing  facility  carrying  costs will be paid over many  years.  The Company  initiated  the restructuring programs in 2001 and recorded a net restructuring charge of $36.2 million for the year.

         The table below presents the reserve categories and related activity as of December 31, 2002:

      (in millions)        January 1, 2002           Net            Deductions(c)       Other (b)        December 31, 2002
                               Balance           Additions(d)                                                 Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                   $21.2               $5.1             ($17.6)             $0.7                 $9.4

Facility Closing Costs                 10.7                3.8               (9.6)              1.6     6.5
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $31.9               $8.9             ($27.2)             $2.3                $15.9
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

    Interest Expense and Bank Financing Fees; Preferred Stock Dividend Requirements

         Interest  expense and bank  financing fees in 2002  decreased  3.5%, or $2.0 million,  versus 2001 due to lower interest rates
($3.4 million)  partially  offset by the interest  expense  impact of higher average  borrowings  ($1.4  million).  See Note (6) to the
Consolidated Financial Statements for a further discussion of the Company's debt position.

         Payment in kind dividends of $12.5 million and $11.3 million on the redeemable  preferred  stock issued in connection with the recapitalization were recorded in 2002 and 2001, respectively.  See Note (12) to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         During 2003,  liquidity needs were met through cash provided by operating  activities,  seasonal  borrowings made under credit lines and proceeds from the sale of a facility.  Principal  liquidity needs included  operating  costs,  seasonal working capital needs and capital  expenditures.  Cash flow provided by operations was $19.9 million for the year ended  December 31, 2003,  compared to $3.8 million  for the  year  ended  December  31,  2002.  The  increase  in cash  provided  was  primarily  due to  decreased  restructuring expenditures ($ 12.0 million).

         Net cash used in investing  activities was $14.9 million in 2003, as compared to $21.7 million in 2002.  Investing  activities for  2003  relate  primarily  to  capital  spending  of $20.3  million,  including  $1.6  million  in  conjunction  with the  Company's restructuring  programs,  offset by the proceeds received from the sale of property of $5.4 million.  As of December 31, 2003, the cost to complete  projects  included in  Construction  in Progress is estimated at $8.6  million.  We are  contractually  committed to spend approximately  75% of this amount,  however we expect to spend the entire amounts  necessary to complete these projects.  Total capital expenditures  in 2002 were $27.2  million,  including  $11.5 million in conjunction  with the Company's  restructuring  programs.  Base capital  expenditures  are  expected to range from $20.0  million to $24.0  million in 2004.  Capital  expenditures  are expected to be funded from cash on hand,  operations and  borrowings  under the revolving  credit  facility.  Capital  investments  have  historically yielded reduced  operating costs and improved profit  margins,  and management  believes that the strategic  deployment of capital will enable overall profitability to improve by leveraging the economies of scale inherent in the manufacturing of containers.

         Net cash  provided by  financing  activities  in 2003 was $9.8 million  versus cash  provided of $14.0  million in 2002.  Cash provided by financing  activities in 2003 includes the proceeds of the initial sale of  receivables  by the  Company's  subsidiary  May
Verpackungen as discussed below.

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

         At December 31, 2003,  $42.1 million had been borrowed under the $110.0  million  revolving loan portion of the Senior Secured
Credit Facility.  Letters of Credit of $13.3 million were also outstanding  securing the Company's  obligations under various insurance programs and other contractual agreements.  In addition, the Company had $23.0 million of cash and cash equivalents at year end.

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

         The Senior  Secured Credit  Facility,  the 10 7/8% Senior  Secured Notes and the 12 3/8% Senior  Subordinated  Notes contain a number of financial and  restrictive  covenants.  Under our Senior  Secured  Credit  Facility,  the Company is required to meet certain financial tests,  including  achievement of a minimum EBITDA level, a minimum interest  coverage ratio, a minimum fixed charge coverage ratio and a maximum  leverage  ratio.  The  restrictive  covenants  limit the  Company's  ability to incur debt,  pay dividends or make distributions,  sell assets or consolidate  or merge with other  companies.  As of December 31, 2003, the Company  reported that it was in compliance  with its covenants under the  aforementioned  facilities.  On a restated  basis,  the Company was not in compliance with certain of its financial  ratios under the Senior  Secured  Credit  Facility;  however,  subsequent  to December 31, 2003,  the Company refinanced its senior debt and was in compliance with its new senior debt facility for all relevant periods.

            On November 13, 2003, May finalized the terms of a two-year  accounts  receivable  factoring  arrangement.  Under the terms of the agreement,  May will factor its customer  accounts  receivable,  subject to a maximum of(euro)12 million of receivables.  May pays a nominal  factoring fee and an interest  charge for amounts  advanced to May that have not been paid by the customer to the factor.  May received its initial draw under the factoring  agreement  ($11.2 million) in December 2003 and used a portion of this draw to repay all of its borrowings under two bank facilities.  In addition,  one of May's lenders agreed to extend the existing  facility for borrowings up to (euro)1.3 million through June 30, 2004. Any borrowings  under the extended  facility will be secured by one  manufacturing  plant. We cannot assure you that the factoring  arrangement will be sufficient to meet May's funding  requirements  during its peak third quarter borrowing  period.  If the factoring  arrangement  is not  sufficient to meet May's funding  requirements,  the Company would expect to extend or  refinance  the  current  bank  facilities,  but we cannot  assure  you that the  Company  will be able to obtain  the needed extensions or refinancing.  If additional  funds above those  available from the factoring  arrangement are required and the Company is unable to extend or refinance  the current bank  facilities,  the Company would seek to provide  funding from other  sources  currently available to the Company, including existing or new lines of credit in Europe and the United States.

         As more fully described in Note (4) to the Consolidated  Financial  Statements,  the Company initiated  several  restructuring programs in 2001. While the majority of the  restructuring  initiatives  were completed in 2002,  certain portions of the programs were not completed until 2003.  Future cash  requirements  related to these programs are estimated to be approximately  $3.4 million in 2004 and $4.5 million in 2005 and beyond,  consisting  primarily of employee  termination  costs and future ongoing facility  carrying costs that will be paid over many years.  The Company expects to fund these cash  requirements  from cash on hand,  operations and borrowings under the revolving credit facility.

         The table below presents the reserve categories and related activity as of December 31, 2003:

                           January 1, 2003           Net                                                 December 31, 2003
      (in millions)            Balance           Additions(c)      Cash Deductions      Other (b)             Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                    $9.4                                 ($6.0)             $0.4               $4.3
                                                         $0.5
Facility Closing Costs                  6.5              (0.1)               (2.8)                -                3.6
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $15.9               $0.4              ($8.8)             $0.4                $7.9 (a)
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

                                                                            Payments due by period
                      Contractual Obligations (b)            1st year      2-3 years     4-5 years    After 5 years
             ----------------------------------------------
                                                           ----------------------------------------------------------
             Long term debt..............................       $22,709       $232,965       $ 2,052       $ 300,710
             Capital lease obligations...................           748             40             -               -
             Operating leases............................         6,327          9,984         7,214          12,284
             Pension & other post-retirement employee
                benefit obligations (a)..................         3,089          5,900         6,518               -
             Other long-term liabilities on the
                consolidated balance sheet...............         2,652          2,311           221             159
                                                           ----------------------------------------------------------
             Total Contractual Commitments...............      $ 35,525       $251,200      $ 16,005       $ 313,153

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

         See Note (6) to the Consolidated  Financial  Statements for further information on obligations under our borrowing  agreements and Note (10) for further information on capital and operating leases.

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

         Tin-plate  prices have  increased  slightly over the last five years.  While there is some  long-term  variability,  tin-plate prices have generally been stable and price  increases have  historically  been announced  several months before  implementation.  This stability has enhanced the Company's  ability to  communicate  and negotiate  required  selling price  increases with its customers and minimizes  fluctuations  of the Company's  gross  profits.  Many of the  Company's  domestic and some of its  international  multi-year supply  agreements  with its customers  permit it to pass through  tin-plate  price  increases  and, in some cases,  other raw material costs.  Starting in the fourth quarter of 2003,  many domestic and foreign steel  suppliers  began  experiencing a shortage of coke, an important component of the steel-making  process.  The shortage is due to many factors,  which include the growing Chinese steel market and a fire at a coal mine in the U.S.  that  produces  coke and is expected to  continue in at least the near  future.  While we cannot predict the long-term  effects the shortage  will have on our  tin-plate  costs,  the shortage has caused some steel  manufacturers  to consider a  surcharge  on steel,  which  could  potentially  increase  our  tinplate  prices.  The  Company has not always been able to immediately offset increases in tin-plate prices with price increases on its products.

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
94-3  "Liability  Recognition  for Certain  Employee  Termination  Benefits and Other Costs to Exit an Activity,"  which  required that liabilities  for exit costs be  recognized at the date of an entity's  commitment  to an exit plan.  SFAS No. 146 is effective for exit or disposal  activities  that are  initiated  after  December 31, 2002.  As discussed in Note (4), the Company  recorded  restructuring charges in 2003 in accordance with the provisions of SFAS No. 146.

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

         In December of 2003, the FASB issued a revised SFAS No. 132 "Employers'  Disclosures  about Pensions and Other  Postretirement
Benefits".  The statement revises  employers'  disclosures about pension plans and other  postretirement  benefit plans but it does not change the  measurement  or  recognition  of those  plans.  The revised SFAS No. 132 requires  additional  disclosures  to those in the original SFAS 132 about the assets,  obligations,  cash flows, and net periodic benefit cost of defined pension plans and other defined benefit  postretirement  plans.  The  statement  also  increases  quarterly  pension plan and  postretirement  benefit plan  disclosure requirements.  Revised SFAS No. 132 domestic plan  disclosure  requirements  are effective for financial  statements  with fiscal years ending after  December 15, 2003.  However,  disclosure of  information  about foreign plans  required by the Statement is effective for fiscal  years  ending  after June 15,  2004.  The Company  adopted  this  statement  in December of 2003 and there was no impact to the financial  position and results of  operations of the Company as a result of the  adoption.  See Notes (8) and (9) to the  Consolidated
Financial Statements for the additional disclosures required by this pronouncement.

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

Debt Obligations                 2004        2005         2006        2007         2008      Thereafter  Fair Value
--------------------------    ----------- ------------ ----------- ------------ ------------ ----------- -------------
(dollars in millions)
Fixed rate                       $0.7       $  --         $0.9        $  --        $  --        $296.7     $290.2
Average interest rate             6.14%        --         10.13%         --           --          11.74%                                                                   --
Variable rate                     $22.7       $19.2      212.9          $1.0       $  1.1         $4.0     $256.0
Average interest rate               4.94%       5.15%      5.08%         4.74%        4.74%        1.20%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                   Page
                                                                                                                   ----

Report of Independent Registered Public Accounting Firm for 2003 and 2002..................................       28

Report of Independent Accountants for 2001.................................................................       29

Consolidated Statements of Operations for the Years Ended December 31, 2003 (as restated), 2002 (as restated)
     and 2001..............................................................................................       30

Consolidated Balance Sheets as of December 31, 2003 (as restated) and 2002 (as restated)...................       31

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003 (as restated),
    2002 (as restated) and 2001............................................................................       32

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 (as restated),
    2002 (as restated) and 2001............................................................................       33

Notes to Consolidated Financial Statements.................................................................       34

     Report of independent registered public accounting firm

     To U.S. Can Corporation:
     Lombard, Illinois

     We have audited the  accompanying  consolidated  balance sheets of U.S. Can  Corporation  and  Subsidiaries  ("the Company") as of
     December 31, 2003 and 2002, and the related consolidated  statements of operations,  stockholders'  equity, and cash flows for the years then ended.  These  financial  statements are the  responsibility  of the Company's  management.  Our  responsibility  is to express an opinion on these financial  statements based on our audits.  The consolidated  financial  statements of the Company for the year ended December 31, 2001, before the inclusion of the disclosures discussed in Note 15 to the financial  statements,  were audited by other  auditors,  who have ceased  operations.  Those  auditors  expressed an  unqualified  opinion on those  financial statements in their report dated March 6, 2002.

     We conducted our audits in accordance  with standards of the Public Company  Accounting  Oversight  Board (United  States).  Those
     standards  require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements are free of material  misstatement.  An audit includes examining,  on a test basis, evidence supporting the amounts and disclosures in the financial  statements.  An audit also includes  assessing the accounting  principles  used and  significant  estimates made by management,  as well as evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion,  such 2003 and 2002 consolidated  financial  statements  present fairly, in all material  respects,  the financial position of U.S. Can Corporation and Subsidiaries as of December 31,  2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 3 to the accompanying  consolidated  financial statements,  the Company has restated its consolidated balance sheets as of December 31, 2003 and 2002,  and the related  consolidated  statements of operations,  shareholders'  equity and cash flows for the years ended December 31, 2003 and 2002.

     As discussed in Note 2, in 2002 the Company  changed its method of  accounting  for goodwill as required by Statement of Financial
     Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets."

     As discussed  above,  the financial  statements of U.S. Can Corporation as of December 31, 2001, and for the years then ended were audited by other auditors who have ceased  operations.  As described in Note 15, these  financial  statements have been revised to include the  transitional  disclosures  required by Statement No. 142, which was adopted by the Company as of January 1, 2002. Our audit  procedures with respect to the  disclosures in Note 15 with respect to 2001 included (i) comparing the previously  reported net income to the previously  issued  financial  statements and the adjustments to reported net income  representing  amortization expense (including any related tax effects) recognized in those periods related to goodwill,  to the Company's  underlying records obtained from management,  and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion,  the disclosures for 2001 in Note 15 are appropriate.  However,  we were not engaged to audit,  review, or apply  any  procedures  to the 2001  financial  statements  of the  Company  other  than with  respect  to such  disclosures  and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

     Deloitte & Touche LLP
     Chicago, Illinois
     March 5, 2004 (November 16, 2004 as to Note 3)

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
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (000's omitted)

                                                                               For the Year Ended
                                                             -------------------------------------------------------
                                                             -------------------------------------------------------
                                                                 As Restated (See Note (3))
                                                               December 31,       December 31,       December 31,
                                                                   2003               2002               2001
                                                             -----------------  -----------------  -----------------

Net Sales.................................................          $823,442           $796,557           $772,188

Cost of Sales.............................................           745,827            717,022            695,514
                                                             -----------------  -----------------  -----------------

     Gross Profit.........................................            77,615             79,535             76,674

Selling, General and Administrative Expenses..............            35,986             38,474             46,581

Special Charges...........................................               382              8,921             36,239
                                                             -----------------  -----------------  -----------------
                                                             -----------------  -----------------  -----------------

     Operating Income (Loss)..............................            41,247             32,140             (6,146)

Interest Expense..........................................            54,411             51,278             54,668

Bank Financing Fees.......................................             6,118              4,051              2,636
                                                             -----------------  -----------------  -----------------

     Loss Before Income Taxes.............................           (19,282)           (23,189)           (63,450)

Provision (Benefit) for Income Taxes......................             2,049             36,150            (23,034)
                                                             -----------------  -----------------  -----------------

     Loss from Operations Before Cumulative Effect of
    Accounting Change.....................................           (21,331)           (59,339)           (40,416)

Cumulative Effect of Accounting Change, net of income  taxes               -            (18,302)                 -
                                                             -----------------  -----------------  -----------------

     Net Loss.............................................           (21,331)           (77,641)           (40,416)

Preferred Stock Dividend Requirement......................           (13,821)           (12,521)           (11,345)
                                                             -----------------  -----------------  -----------------

     Net Loss Attributable to Common Stockholders.........          $(35,152)          $(90,162)          $(51,761)
                                                             =================  =================  =================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                (000's omitted, except per share data)

                                                                                    As Restated (See Note (3))
                                                                                December 31,           December 31,
                                  ASSETS                                            2003                   2002
                                                                            ---------------------  ---------------------
CURRENT ASSETS:
     Cash and cash equivalents............................................              $22,964                $11,690
     Accounts receivable, net of allowances...............................               81,393                 89,320
     Inventories, net.....................................................               95,140                105,195
     Deferred income taxes................................................                  796                  7,730
     Other current assets.................................................               13,917                 14,077
                                                                            ---------------------  ---------------------
          Total current assets............................................              214,210                228,012

PROPERTY, PLANT AND EQUIPMENT, less accumulated
     depreciation and amortization........................................              247,489                244,541

GOODWILL, less accumulated amortization...................................               27,384                 27,384

DEFERRED INCOME TAXES.....................................................               30,816                 29,340

OTHER NON-CURRENT ASSETS..................................................               54,519                 50,836

                                                                            ---------------------  ---------------------
          Total assets....................................................             $574,418               $580,113
                                                                            =====================  =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt and capital lease obligations...              $23,457                $28,450
     Accounts payable.....................................................               98,411                100,225
     Accrued expenses.....................................................               50,695                 52,466
     Restructuring reserves...............................................                3,412                 12,217
     Income taxes payable.................................................                  362                     95
                                                                            ---------------------  ---------------------
          Total current liabilities.......................................              176,337                193,453

LONG TERM DEBT............................................................              535,767                523,529

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS..........................................................               71,779                 74,574

OTHER LONG-TERM LIABILITIES...............................................                5,492                  5,432
                                                                            ---------------------  ---------------------

          Total liabilities...............................................              789,375                796,988

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized, 106,667 shares
      issued & outstanding................................................              146,954                133,133

STOCKHOLDERS' EQUITY:
     Common stock, $10.00 par value, 100,000 shares authorized, 53,333
      shares issued & outstanding.........................................                  533                    533
     Additional paid-in-capital...........................................               52,800                 52,800
     Accumulated other comprehensive loss.................................              (28,124)               (51,373)
     Accumulated deficit..................................................             (387,120)              (351,968)
                                                                            ---------------------  ---------------------
          Total stockholders' equity / (deficit)..........................             (361,911)              (350,008)
                                                                            ---------------------  ---------------------
               Total liabilities and stockholders' equity.................             $574,418               $580,113
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

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (000's omitted)

                                             Common    Paid-in-CapitAccumulated     Accumulated   Comprehensive
                                                                       Other
                                                                   Comprehensive
                                              Stock                     Loss          Deficit     Income (Loss)
                                           ----------------------------------------------------------------------
BALANCE AT                                  $    533     $52,800    $ (19,674)      $(207,982)
   DECEMBER 31, 2000...................
Net loss...............................            -           -            -         (40,416)      $   (40,416)
Settlement of shareholder
    litigation in connection
    with the recapitalization..........            -           -            -          (2,063)                -
Unrealized loss on cash flow
    hedge..............................            -           -       (3,862)              -            (3,862)
Preferred stock dividends..............            -           -            -         (11,345)                -
Equity adjustment to reflect
   minimum pension liability...........            -           -         (288)              -              (288)
Currency translation adjustment........            -           -      (14,827)              -           (14,827)
                                                                                                 ----------------
Comprehensive loss.....................                                                             $   (59,393)
                                           ------------------------------------------------------================
BALANCE AT                                       533      52,800      (38,651)         (261,806)
   DECEMBER 31, 2001...................
2002 Activity as Restated (See Note (3)):
Net loss...............................            -          -            -          (77,641)      $   (77,641)
Unrealized gain on cash flow
    hedge..............................            -          -          176                -               176
Preferred stock dividends..............            -          -            -          (12,521)                -
Equity adjustment to reflect
   minimum pension liability...........            -          -      (22,058)               -           (22,058)
Currency translation
   adjustment..........................            -          -        9,160                -             9,160
                                                                                                 ----------------
                                                                                                 ----------------
Comprehensive loss.....................                                                             $   (90,363)
                                           ------------------------------------------------------================
                                           ------------------------------------------------------================
RESTATED BALANCE AT                              533      52,800      (51,373)
   DECEMBER 31, 2002...................                                             (351,968)
2003 Activity as Restated (See Note (3)):
Net loss...............................            -          -            -          (21,331)      $   (21,331)
Unrealized gain on cash
   flow hedge..........................            -          -        3,686                -             3,686
Preferred stock dividends..............            -          -            -          (13,821)                -
Equity adjustment to reflect
   minimum pension liability...........            -          -        3,565                -             3,565
Currency translation
   adjustment..........................            -          -       15,998                -            15,998
                                                                                                 ----------------
Comprehensive income...................                                                             $     1,918
                                                                                                 ================
                                           ------------------------------------------------------
RESTATED BALANCE AT                         $    533   $ 52,800     $(28,124)      $ (387,120)
   DECEMBER 31, 2003...................
                                           ======================================================

                                      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                  U.S. CAN CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (000's omitted)

                                                                                    For the Year Ended December 31,
                                                                            ------------------------------------------------
                                                                            ------------------------------------------------
                                                                              As Restated (See Note (3))
CASH FLOWS FROM OPERATING ACTIVITIES:                                            2003            2002             2001
                                                                            --------------- ---------------  ---------------
  Net loss..............................................................         $(21,331)       $(77,641)        $(40,416)
  Adjustments to reconcile net loss to net cash provided by
     operating activities -
     Depreciation and amortization......................................           38,060          34,425           34,626
     Special charges....................................................              382           8,921           36,239
     Cumulative effect of accounting change, net of tax.................                -          18,302                -
     Deferred income taxes..............................................             (534)         34,238          (24,369)
     Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable................................................            (631)         12,458           (5,677)
      Inventories........................................................          17,621           2,828           11,070
      Accounts payable...................................................         (10,895)         (4,101)          (3,366)
      Accrued expenses...................................................          (7,494)        (19,592)         (12,838)
      Other, net.........................................................           4,689          (6,021)          (2,261)
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
         Net cash provided by (used in) operating activities.............          19,867           3,817           (6,992)
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including restructuring capital.................          (20,288)        (27,235)         (19,537)
  Acquisition of business, net of cash acquired.........................                -               -           (4,198)
  Proceeds from sale of property........................................            5,429           5,662            7,208
  Investment in Formametal S.A..........................................                -            (133)          (7,891)
                                                                            --------------- ---------------  ---------------
         Net cash used in investing activities..........................          (14,859)        (21,706)         (24,418)
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of shareholder litigation..................................                -               -           (2,063)
  Repurchase of 12 3/8% notes...........................................           (3,011)              -                -
  Issuance of 10 7/8% notes.............................................          125,000               -                -
  Net borrowings (payments) under the revolving line of credit..........          (27,600)         13,600           37,600
  Payments of Tranche A loan............................................          (27,294)         (8,000)          (6,000)
  Payments of Tranche B loan............................................          (47,575)         (1,000)          (1,250)
  Borrowing of Tranche C loan...........................................                -               -           20,000
  Borrowing of other long-term debt.....................................            5,901          12,625                -
  Proceeds from accounts receivable factoring...........................           11,195               -                -
  Payments of other long-term debt, including capital lease obligations.          (19,829)         (3,168)          (6,852)
  Payment of debt financing costs.......................................           (6,938)              -           (6,294)
                                                                            --------------- ---------------  ---------------
         Net cash provided by financing activities......................            9,849          14,057           35,141
                                                                            --------------- ---------------  ---------------
                                                                            --------------- ---------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................           (3,583)            779              228
                                                                            --------------- ---------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................           11,274          (3,053)           3,959
CASH AND CASH EQUIVALENTS, beginning of year............................           11,690          14,743           10,784
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of year..................................          $22,964         $11,690          $14,743
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

                                                                                  2003             2002             2001
                                                                                  ----             ----             ----

   Balance at beginning of year...........................................    $      16,157   $    12,243    $    10,971
      Provision for doubtful accounts.....................................            1,387         1,420            621
      Change in discounts, allowances and rebates.........................             (975)        3,438            790
      Write-offs of doubtful accounts, net of recoveries..................             (313)         (944)          (139)
                                                                              -------------   -----------    -----------
   Balance at end of year.................................................    $      16,256   $    16,157    $    12,243
                                                                              =============   ===========    ===========

         (c)  Inventories--  Inventories are stated at the lower of cost or market and include  material,  labor and factory  overhead.
Costs for United States inventory have been determined using the last-in,  first-out  ("LIFO") method.  Had the inventories been valued using the first-in,  first-out ("FIFO") method, the amount would not have differed  materially from the amounts as determined using the
LIFO method.  Costs for  Subsidiaries'  inventory have been determined using the first-in,  first-out  ("FIFO")  method.  Subsidiaries'
inventory  was  approximately  $42.4 million as of December 31, 2003 and  approximately  $47.7 million  as of  December 31,  2002.  The
Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                               2003              2002
                                                                                               ----              ----

    Raw materials.......................................................................   $       21,872    $    24,104
    Work in progress....................................................................           38,635         45,770
    Finished goods......................................................................           34,633         35,321
    Total Inventory.....................................................................   $       95,140    $   105,195
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

         Depreciation  for financial  reporting  purposes is  principally  provided using the  straight-line  method over the estimated useful lives of the assets,  as follows:  buildings-25  to 40 years;  machinery and  equipment-5 to 20 years.  Equipment  under capital leases is amortized  over the life of the lease.  Depreciation  expense was $33.5  million,  $30.4  million and $29.2 million for 2003,
2002 and 2001, respectively.

         Property reported in the accompanying balance sheets is classified as follows (000's omitted):

                                                                                               2003              2002
                                                                                               ----              ----

    Land ...............................................................................   $        6,410    $     5,086
    Buildings...........................................................................           63,828         60,364
    Machinery and equipment.............................................................          455,302        409,553
    Capital leases......................................................................            8,395          9,036
    Construction in process.............................................................           17,577         23,347
                                                                                                  551,512        507,386
    Accumulated depreciation and amortization...........................................        (304,023)       (262,845)
    Total Property......................................................................   $      247,489    $     244,541
                                                                                           ==============    =============

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
The Company  ceased the  amortization  of its goodwill in 2002. For the year ended  December 31, 2001,  the Company  recorded  goodwill amortization of $2.8 million.  The Company  recorded a non-cash,  pre-tax goodwill  impairment  charge of $39.1 million ($18.3 million, net of tax) as the  cumulative  effect of a change in accounting in the fourth  quarter of 2002,  effective  January 1, 2002.  See Note
(15) for additional disclosure.

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

         (k)  Accumulated Other Comprehensive Loss - The components of accumulated other comprehensive loss for 2003, 2002 and 2001 are as follows (000's omitted):

                                                                     2003              2002              2001
                                                               ------------------ ---------------- -----------------
  Foreign Currency Translation Adjustment................           $(7,479)          $(25,341)       $(34,501)
  Minimum Pension Liability Adjustment........................      (20,645)           (22,346)           (288)
  Unrealized Loss on Cash Flow
      Hedges.......................                                      --             (3,686)         (3,862)
                                                               ------------------ ---------------- -----------------
  Total Accumulated Other Comprehensive Loss..................     $(28,124)          $(51,373)       $(38,651)

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

                                                   For the Years Ended December 31,
                                    ----------------------------------------------------------------
                                            2003                 2002                  2001
                                    ----------------------------------------------------------------

Net Loss................................$       (21,331)   $    (77,641)        $     (40,416)
Stock-Based Compensation Cost,
   net of tax - fair value method.....              (88)           (151)                 (146)
                                    ----------------------------------------------------------------
Pro-Forma Net Loss..................    $       (21,419)   $    (77,792)        $     (40,562)
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

         In December of 2003, the FASB issued a revised SFAS No. 132 "Employers'  Disclosures  about Pensions and Other  Postretirement
Benefits".  The statement revises  employers'  disclosures about pension plans and other  postretirement  benefit plans but it does not change the  measurement  or  recognition  of those  plans.  The revised SFAS No. 132 requires  additional  disclosures  to those in the original SFAS 132 about the assets,  obligations,  cash flows, and net periodic benefit cost of defined pension plans and other defined benefit  postretirement  plans.  The  statement  also  increases  quarterly  pension plan and  postretirement  benefit plan  disclosure requirements.  Revised SFAS No. 132 domestic plan  disclosure  requirements  are effective for financial  statements  with fiscal years ending after  December 15, 2003.  However,  disclosure of  information  about foreign plans  required by the Statement is effective for fiscal  years  ending  after June 15,  2004.  The Company  adopted  this  statement  in December of 2003 and there was no impact to the financial  position and results of  operations of the Company as a result of the  adoption.  See Notes (8) and (9) for the  disclosures required by this pronouncement.

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

         (p) Accrued  Current  Liabilities  - Included in accrued  expenses as of December 31, 2003 and 2002 were  accrued  payroll and other  employee  benefits of $12.2 million and $15.0  million,  respectively,  and accrued  interest of $14.7 million and $8.5 million, respectively.

(3)  Restatements

         These  financial  statements  have been restated to reflect  adjustments  to the Company's  financial  information  previously reported on Form 10-K for the years ended  December 31, 2003 and 2002,  as shown below.  The  restatements  also  impacted  each of the quarterly  periods in the years ended  December 31, 2003 and 2002.  The restated  amounts for these quarters are presented in Note (18)
Quarterly Financial Data (Unaudited).

         In August 2004,  and  subsequent to the issuance of its  consolidated  financial  statements  for the year ended  December 31,
2003,  the Company  became  aware of issues  relating  to its Laon,  France  manufacturing  facility  following  the  departure  of the facility's  financial  controller.  Following  this  discovery,  management  informed its Board of Directors and its Audit
Committee.  The Audit Committee,  with the assistance of outside legal advisors and accounting  consultants,  conducted a review of the operations  and  financial  condition  of the  Company's  facility  in Laon,  France.  That  review and work  performed  by the Company identified  certain  accounting  and  financial  reporting  improprieties  and  related  material  errors  in the  Company's  financial statements,  all  related to the Laon,  France  facility.  The effects of the restatement are set forth below:

                                                                            For the year ended December 31,
                                                                           ----------------------------------
                                                                           ------------------ ---------------
                                                                                 2003              2002
                                                                                 ----              ----
Net Loss, as previously reported                                                   $(13,520)       $(71,776)
Understatements of product costs and expenses                                        (5,972)         (7,895)
Reductions in asset values to net realizable values                                    (980)           (938)
Underaccruals of liabilities                                                         (1,814)           (872)
Errors relating to Property, Plant and Equipment                                       (101)           2,634
Other                                                                                      -           (281)
Income Tax Impacts                                                                     1,056           1,487
                                                                                       -----           -----
Net Loss, as restated                                                              $(21,331)         $77,641
                                                                                   =========         =======

         Understatements  of product  costs and  expenses - Cost of Sales was  understated  by  underreporting  expenses  incurred  and manufacturing  variances,  and by miscalculations  of the cost of products sold. The errors were reflected  primarily by underreporting of accounts  payable and current  maturities of long-term debt and  overreporting  of cash and accounts  receivable in the consolidated balance sheets.

         Reductions in asset values to net realizable  values - Assets  (primarily  accounts  receivable and  inventories)  that should have been  written off or should have been  reported at reduced  amounts  were not  adjusted  in the  requisite  accounting  periods in accordance with US GAAP.

         Underaccruals  of  liabilities  - Amounts  accrued for taxes other than income  taxes,  vacation  and other  employee  related liabilities were understated in all periods.

         Errors  relating to  Property,  Plant and  Equipment - Property,  Plant and  Equipment  was  understated  due to errors in the recording of depreciation expense and failure to capitalize assets in accordance with US GAAP.

         Income Tax Impacts - For 2002,  the deferred  income tax liability was reduced based on the revised  results of operations and the related  balance  sheet  impacts.  After  evaluation of the deferred  income tax asset  calculated as a result of the restated 2003 results of  operations,  the Company  determined  that it could not  conclude  that it was "more likely than not" that the deferred tax asset would be realized,  and  accordingly,  recorded a valuation  allowance equal to the deferred tax asset. The Company also recorded a receivable related to overpayments of income taxes in 2003.

         The following  table presents the impact of the  restatement  adjustments  discussed  above on the  Consolidated  Statement of
Operations for the years ended December 31, 2003 and 2002:

                                                                     For the Years Ended December 31,
                                                  -----------------------------------------------------------------------
                                                                                      -----------------------------------
                                                                 2003                                2002
                                                  ----------------------------------- -----------------------------------
                                                    AS RESTATED            AS           AS RESTATED            AS
                                                                    PREVIOUSLYREPORTED                  PREVIOUSLYREPORTED
Net Sales                                               $  823,442       $   822,896        $  796,557       $   796,500

Cost of Sales                                              745,827           735,472           717,022           710,395
                                                  ----------------- ----------------- ----------------- -----------------
     Gross profit
                                                            77,615            87,424            79,535            86,105

Selling, General and Administrative Expenses                35,986            36,665            38,474            37,853

Special Charges                                                382               612             8,921             8,705
                                                  ----------------- ----------------- ----------------- -----------------
     Operating income
                                                            41,247            50,147            32,140            39,547

Interest Expense                                            54,411            54,444            51,278            51,333

Bank Financing Fees                                          6,118             6,118             4,051             4,051
                                                  ----------------- ----------------- ----------------- -----------------
     Loss before income taxes
                                                          (19,282)          (10,415)          (23,189)          (15,837)

Provision for Income Taxes                                   2,049             3,105            36,150            37,637
                                                  ----------------- ----------------- ----------------- -----------------
     Loss from operations before cumulative
    effect of accounting change                           (21,331)          (13,520)          (59,339)          (53,474)
Cumulative Effect of Change in Accounting
    Principle                                                    -                 -          (18,302)          (18,302)
                                                  ----------------- ----------------- ----------------- -----------------
Net Loss
                                                          (21,331)          (13,520)          (77,641)          (71,776)

Preferred Stock Dividend Requirement                      (13,821)          (13,821)          (12,521)          (12,521)
                                                  ----------------- ----------------- ----------------- -----------------
Net Loss Available for Common Stockholders             $  (35,152)       $  (27,341)       $  (90,162)       $  (84,297)
                                                  ================= ================= ================= =================

         The following table presents the impact of the restatement  adjustments  discussed above on the Consolidated  Balance Sheet on a condensed basis for the years ended December 31, 2003 and 2002:

                                                                               As of December 31,
                                                         ----------------------------------------------------------------
                        ASSETS                                        2003                            2002
                                                         ----------------------------------------------------------------
CURRENT ASSETS:                                           AS RESTATED          AS          AS RESTATED          AS
                                                                         PREVIOUSLYREPORTED               PREVIOUSLYREPORTED
     Cash and cash equivalents                                $  22,964       $  23,540        $  11,690       $  11,790

     Accounts receivables, net of allowances                     81,393          87,609           89,320          89,986

     Inventories                                                 95,140          95,545          105,195         105,635

     Other current assets                                        14,713          14,402           21,807          22,196
                                                         --------------- --------------- ---------------- ---------------
          Total current assets
                                                                214,210         221,096          228,012         229,607

PROPERTY, PLANT AND EQUIPMENT, less accumulated
depreciation and amortization                                   247,489         243,373          244,541         241,674

OTHER NON-CURRENT ASSETS                                        112,719         112,719          107,560         107,545

                                                         --------------- --------------- ---------------- ---------------
          Total assets                                        $ 574,418      $  577,188       $  580,113       $ 578,826
                                                         =============== =============== ================ ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital
lease       obligations                                      $   23,457      $   19,499       $   28,450      $   26,153
Accounts payable
                                                                 98,411          90,851          100,225          94,537
Accrued expenses
                                                                 50,695          46,485           52,466          51,446
Other current liabilities                                         3,774           4,671           12,312          12,948
                                                         --------------- --------------- ---------------- ---------------
          Total current liabilities
                                                                176,337         161,506          193,453         185,084

LONG TERM DEBT
                                                                535,767         535,767          523,529         523,529

OTHER LONG-TERM LIABILITIES
                                                                 77,271          78,865           80,006          80,926
                                                         --------------- --------------- ---------------- ---------------

          Total liabilities
                                                                789,375         776,138          796,988         789,539

PREFERRED STOCK
                                                                146,954         146,954          133,133         133,133

STOCKHOLDERS' EQUITY (a)                                      (361,911)       (345,904)        (350,008)       (343,846)
                                                         --------------- --------------- ---------------- ---------------
           Total liabilities and stockholders' equity        $  574,418      $  577,188       $  580,113      $  578,826
                                                         =============== =============== ================ ===============

(a)                                                                "As  Restated"  amounts  include  the  cumulative  impact due to the restatement of the net loss and the impact of the changes in the consolidated  balance sheet on the foreign currency  translation adjustment.

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

2003
----

         During  2003,  the Company  recorded a net charge of $0.4  million  related to  restructuring.  The net charge of $0.4 million consists of new  restructuring  reserves of $2.2  million  less  reversals of $1.8  million due to the  reassessment  of  restructuring reserves  established in 2001. The 2003 net charge included employee  separation costs in the U.S. and Europe, and an early termination program in one European  facility.  In addition,  previously  established  reserves were  reassessed,  resulting in a charge related to increased  severance  costs for a  previously  terminated  employee at May  Verpackungen,  offset by a reserve  reversal  primarily  in connection with the Burns Harbor 2002 facility  closing.  While the majority of the  restructuring  initiatives  have been completed in
2002,  certain portions of the programs were not completed until 2003.  Certain long-term  liabilities  (approximately  $4.5 million as of December 31, 2003),  consisting  primarily of employee  termination  costs and future ongoing  facility  carrying costs will be paid over many years.

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

         The table below presents the reserve categories and related activity as of December 31, 2003:

      (in millions)                                                Cash Deductions      Other (b)        December 31, 2003
                           January 1, 2003           Net
                               Balance           Additions(c)                                                 Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                    $9.4                                 ($6.0)             $0.4               $4.3
                                                     $0.5
Facility Closing Costs                  6.5              (0.1)               (2.8)                -                     3.6
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $15.9                                 ($8.8)             $0.4                $7.9 (a)
                                                     $0.4
                           =================    ===============    ================    =============    ====================
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

2002
----

         During  2002,  the Company  recorded a net charge of $8.9  million  related to  restructuring.  The net charge of $8.9 million consists of new  restructuring  reserves  of $12.1  million  less  reversals  of $3.2  million due to the  reassessment  of  previously established  reserves.  The 2002 net charge  included a  reassessment  of the  restructuring  reserves  established  in 2001,  position elimination  costs and the loss on the sale of the Daegeling,  Germany facility.  While the majority of the  restructuring  initiatives were completed in 2002,  certain  portions of the programs were not completed until 2003, and the Company did not expect to realize the full earnings  benefits until 2004.  Certain long-term  liabilities  (approximately  $3.7 million as of December 31, 2002),  consisting primarily of employee termination costs and future ongoing facility carrying costs will be paid over many years.

         Total cash  payments in the twelve  months ended  December 31, 2002 were $20.8  million and the Company  anticipated  spending another $15.9 million over the next several years. The remainder of the reserve consisted  primarily of employee  termination  benefits paid over time for  approximately  52 salaried and 67 hourly  employees  (approximately  600 positions were  originally  identified for elimination), and other ongoing facility  carrying costs.

The table below presents the reserve categories and related activity as of December 31, 2002:

                           January 1, 2002           Net                                                 December 31, 2002
      (in millions)            Balance           Additions(d)       Deductions(c)       Other (b)             Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                   $21.2               $5.1             ($17.6)             $0.7                 $9.4

Facility Closing Costs                 10.7                3.8               (9.6)              1.6     6.5
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $31.9               $8.9             ($27.2)             $2.3                $15.9
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
(d)   Includes reversals of $3.2 million due to the re-assessment of reserves.

2001
----

         The Company initiated several  restructuring  programs in 2001,  consisting of a voluntary  termination program offered to all corporate  office  salaried  employees,  the closure of six  manufacturing  facilities and the  consolidation  of two Georgia  plastics facilities into a new plastics plant in Atlanta, Georgia.

         During  2001,  the Company  closed a paint can  manufacturing  facility  and a warehouse  in  Baltimore,  Maryland  and ceased operations in Dallas,  Texas.  Also in connection with the restructuring  programs  established in 2001, during 2002 the Company closed a Custom & Specialty plant located in the Baltimore,  Maryland area,  closed the Southall,  England  manufacturing  facility and closed the Burns  Harbor,  Indiana  lithography  facility.  The Company has also closed two  plastics  facilities  in Georgia and  transferred production  to a new  facility in Atlanta,  Georgia.  The closure of the Burns  Harbor,  Indiana  lithography  facility,  in the fourth quarter of 2002 substantially completed the restructuring program established in 2001, as originally planned.

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

(6)  Debt Obligations

         Long-term debt obligations of the Company at December 31, 2003 and 2002 consisted of the following (000's omitted):

                                                                                                  2003           2002
                                                                                                  ----           ----
Senior debt -
      Revolving line of credit at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................    $      42,100   $      69,700
      Tranche A term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................           38,706          66,000
      Tranche B term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................          130,175         177,750
      Tranche C term loan at adjustable interest rate, based on market rates,
        due January 4, 2006............................................................           20,000          20,000
      Senior Secured Series B Notes at 10 7/8% interest rate, due July 15, 2010........          125,000               -
      Secured term loan at  (a) adjustable interest rate, based on LIBOR rates, at December 31, 2003 and (b) at fixed rate of 8.5% at December 31, 2002,
        due May 2004...................................................................           16,529          18,220
      Revolving lines of credit, bank overdrafts and other short term borrowings,
         at adjustable interest rates, based on market rates...........................            4,548          18,588
      Industrial revenue bonds at adjustable interest rate, based on market rates,
        due February 1, 2015...........................................................            4,000           4,000
      Capital lease obligations........................................................              788           1,867
      Secured term loan at adjustable interest rate, based on market rates,
          due serially to February 1, 2009 ............................................            4,814               -
Senior Subordinated Series B Notes at 12 3/8% interest rate, due October 1, 2010.......          171,710         175,000
Senior Subordinated Series B Notes at 10 1/8% interest rate, due October 15, 2006......              854             854
                                                                                           -------------   -------------
      Total Debt.......................................................................          559,224         551,979
      Less--Current maturities.........................................................          (23,457)        (28,450)
                                                                                           --------------  --------------
Total long-term debt...................................................................    $     535,767   $     523,529
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

         The Senior  Secured Credit  Facility,  the 10 7/8% Senior  Secured Notes and the 12 3/8% Senior  Subordinated  Notes contain a number of financial and  restrictive  covenants.  Under our Senior  Secured  Credit  Facility,  the Company is required to meet certain financial tests,  including  achievement of a minimum EBITDA level, a minimum interest  coverage ratio, a minimum fixed charge coverage ratio and a maximum  leverage  ratio.  The  restrictive  covenants  limit the  Company's  ability to incur debt,  pay dividends or make distributions,  sell assets or consolidate  or merge with other  companies.  As of December 31, 2003, the Company  reported that it was in compliance  with its covenants under the  aforementioned  facilities.  On a restated  basis,  the Company was not in compliance with certain of its financial  ratios under the Senior  Secured  Credit  Facility;  however,  subsequent  to December 31, 2003,  the Company refinanced  its senior debt and was in  compliance  with the  financial  covenants  of its new senior debt  facility  for all  relevant periods.

            On November 13, 2003, May finalized the terms of a two-year  accounts  receivable  factoring  arrangement.  Under the terms of the  agreement,  May factors its  customer  accounts  receivable,  subject to a maximum of(euro)12  million of  receivables.  May pays a nominal  factoring fee and an interest  charge for amounts  advanced to May that have not been paid by the customer to the factor.  May received  its  initial  draw  under the  factoring  agreement  in  December  2003 and used a  portion  of this draw to repay all of its borrowings under two bank  facilities.  In addition,  one of May's lenders agreed to extend the existing  facility for borrowings up to
(euro)1.3 million through June 30, 2004.  Borrowings under the extended facility are secured by one manufacturing plant.

         In addition,  in December  2003,  the Company  financed  capital  equipment  under a $4.8  million term loan,  due serially to
February 1, 2009.

         Under  existing  agreements,  contractual  maturities  of long-term  debt as of  December 31,  2003  (including  capital lease obligations), are as follows (000's omitted):

      2004............................................................................................    $      23,457
      2005............................................................................................           19,233
      2006............................................................................................          213,772
      2007............................................................................................            1,002
      2008............................................................................................            1,050
      Thereafter......................................................................................          300,710
                                                                                                          -------------
                                                                                                          $     559,224
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

         Based upon borrowing  rates  currently  available to the Company for borrowings  with similar terms and  maturities,  the fair value  of  the  Company's  total  debt  was  approximately  $546.2  million  and  $455.5 million  as of  December 31,  2003  and  2002, respectively.  No quoted market value is available  (except on the 12 3/8%  Notes and 10 7/8% Notes).  These  amounts,  because they do not include  certain  costs such as  prepayment  penalties,  do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.

         The  Company  paid  interest  on  borrowings  of  $48.5 million,  $56.1 million  and  $55.2 million  in 2003,  2002 and  2001, respectively.  Accrued  interest  payable of $14.7  million,  $8.5 million and $11.9  million as of December  31,  2003,  2002 and 2001 respectively, is included in accrued expenses on the consolidated balance sheet.

(7)  Income Taxes

         The  provision  (benefit) for  income taxes before  extraordinary  items and the  cumulative  effect of a change in accounting principle consisted of the following (000's omitted):

                                                                          2003                    2002            2001
                                                                          ----                    ----            ----
   Current
       U.S.........................................................    $        241        $        --     $          --
         Foreign...................................................           1,519              1,148             1,335

   Deferred
          U.S. ....................................................          (1,059)               490           (19,789)
            Foreign................................................         (14,876)           (10,206)           (4,580)

   Valuation Allowance.............................................          16,224             44,718                --
                                                                       ------------        -----------     -------------
       Total.......................................................    $      2,049        $    36,150     $     (23,034)
                                                                       ============        ===========     ==============

         Due to a history of operating losses in certain  countries  coupled with the deferred tax assets that arose in connection with the  restructuring  programs and goodwill  impairment  charges,  the Company has  determined  that it cannot  conclude that it is "more likely  than not" that all of the  deferred  tax  assets of certain of its  foreign  operations  will be  realized  in the  foreseeable future.  Accordingly,  starting in the fourth quarter of 2002, the Company began establishing  valuation  allowances to provide for the estimated  unrealizable  amount of its net deferred tax assets  related to certain  foreign  operations.  The Company will  continue to assess the valuation  allowance  and, to the extent it is determined  that such  allowance is no longer  required,  these  deferred tax assets will be  recognized  in the future.  The  provision  for income taxes above  excludes the tax impact of the goodwill  impairment charge recorded in 2002 of $20.8 million (see Note 15).

         The Company received refunds of $0.1 million, $4.9 million and $0.3 million in 2003, 2002 and 2001 respectively.

         The  components  of income  (loss)  before  income taxes for the three years ended  December  31, 2003,  2002 and 2001 were as follows (000's omitted):
                                                                          2003                    2002            2001
                                                                          ----                    ----            ----

   U.S.............................................................    $      3,625        $    (1,726)    $     (44,839)
   Foreign.........................................................         (22,907)           (21,463)          (18,611)
                                                                       -------------       ------------    --------------
       Income (loss) before income taxes...........................    $    (19,282)       $   (23,189)    $     (63,450)
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

                                                                          2003                    2002            2001
                                                                          ----                    ----            ----

Tax provision (benefit) computed at the statutory rates............    $     (6,558)       $    (7,885)    $     (21,573)
Permanent differences..............................................          (3,277)               214               398
Reassessment of reserves for liabilities...........................          (2,474)                 -                 -
Incremental foreign taxes..........................................          (1,835)                 -                 -
State and local taxes, net of Federal tax effect...................             264               (880)           (1,601)
Valuation allowance................................................          16,224             44,718                --
Other, net.........................................................            (296)               (17)             (258)
                                                                       -------------       ------------    --------------
   Provision (benefit) for income taxes............................    $      2,048        $    36,150     $     (23,034)
                                                                       ============        ===========     ==============

         Deferred  income  taxes are  determined  based on the  estimated  future tax  effects of  differences  between  the  financial statement and tax bases of assets and  liabilities  given the  provisions of the enacted tax laws.  Significant  temporary  differences representing  deferred income tax benefits and obligations  consisted of the following (including $1.0 and $1.7 million of deferred tax liabilities included in Other Long-Term Liabilities as of December 31, 2003 and 2002, respectively) (000's omitted):

                                                                 December 31, 2003                December 31, 2002
                                                                 -----------------                -----------------
                                                            Benefits       Obligations        Benefits       Obligations
                                                            --------       -----------        --------       -----------

Restructuring reserves..................................  $       2,638              --    $     5,560                --
Goodwill ...............................................         15,083              --         15,305                --
Retirement and post-employment benefits.................         22,956              --         26,534                --
Accrued liabilities.....................................          5,831              --          8,528                --
Tax credit carry-forwards...............................          5,997              --          6,112                --
Capitalized leases......................................            307              --             --              (930)
Property and equipment..................................             --         (30,543)            --           (24,528)
Inventory valuation reserves............................             --          (6,466)            --            (6,054)
U.S. Federal net operating losses.......................         33,022              --         26,564                --
U.S. State net operating losses.........................          4,681              --          4,177                --
Foreign net operating losses............................         46,499              --         19,093                --
Other...................................................          2,526          (4,540)         2,445            (2,718)
                                                          -------------    -------------   -----------    ---------------
     Total deferred income tax benefits (obligations)...        139,540         (41,549)       114,318           (34,230)
Valuation allowance.....................................        (67,394)            --         (44,718)               --
                                                          ---------------  ------------    ---------------        -----
     Total .............................................     $   72,146     $   (41,549)  $     69,600       $   (34,230)
                                                             ===========     =============  ===========       ============

         The majority of the Company's tax credit  carry-forwards  ($5.2 million) have no expiration  and the remaining  carry-forwards expire at various  times  between 2004 and 2010.  The Company's  U.S. net  operating  losses  expire as follows:  $0.4 million in 2019,
$25.7 million in 2020,  $29.7  million in 2021,  $36.4  million in 2022 and $20.7  million in 2023 and  management  believes it is more likely than not that the tax benefit of the net  deferred  tax assets will be  realized  prior to  expiration.  The Company has foreign net  operating  loss  carryforwards  in Germany  and the United  Kingdom,  which have no  expiration  date.  The  Company  also has net operating loss  carryforwards  in France that expire through 2008.  However,  the Company has recorded a valuation  reserve against the full amount of its foreign net operating loss carryforwards.

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

U.S.
----
                                                                                              2003               2002
                                                                                              ----               ----

Projected benefit obligation at the beginning of the year............................    $      39,910    $      33,304
Net increase (decrease) during the year attributed to:
   Service cost......................................................................              910              860
   Interest cost.....................................................................            2,510            2,387
   Actuarial losses  ................................................................              791            3,028
   Benefits paid.....................................................................           (2,037)          (2,055)
   Plan amendments...................................................................               --              286
   Plan curtailment (a) .............................................................                     --               959
   Special termination benefit (a)...................................................               --            1,141
                                                                                         -------------    -------------
Net increase during the year.........................................................            2,174            6,606
                                                                                         -------------    -------------
Projected benefit obligation at the end of the year..................................    $      42,084    $      39,910
                                                                                         =============    =============

(a) The plan  curtailment  benefit  and  special  termination  benefit in 2002 are  associated  with the  closure  of the Burns  Harbor lithography facility.

Non-U.S.
--------
                                                                                              2003               2002
                                                                                              ----               ----

Projected benefit obligation at the beginning of the year............................    $      68,628    $      56,790
Net increase during the year attributed to:
   Service cost......................................................................              359              635
   Interest cost.....................................................................            4,269            3,224
   Actuarial losses  ................................................................            2,750            5,259
   Benefits paid.....................................................................           (4,468)          (2,679)
Plan amendments......................................................................               32              119
   Plan curtailment (a) .............................................................               --          (1,003)
   Foreign currency translation impact...............................................            8,165            6,283
                                                                                         -------------    -------------
Net increase during the year.........................................................           11,107           11,838
                                                                                         -------------    -------------
Projected benefit obligation at the end of the year..................................    $      79,735    $      68,628
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

U.S.
----
                                                                                                  2003           2002
                                                                                                  ----           ----
Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (39,071)    $   (34,921)
      Nonvested benefits................................................................          (3,013)         (4,989)
                                                                                            -------------    ------------
   Accumulated benefit obligation.......................................................         (42,084)        (39,910)  Fair   value
of plan assets..........................................................................          32,450          27,544
                                                                                            ------------     -----------
   Fair value of plan assets in excess of accumulated benefit obligation................          (9,634)        (12,366)
   Unrecognized net loss................................................................           5,433           8,464
   Unrecognized prior-service costs.....................................................           2,553           2,929   Net   amount
                                                                                            ------------     -----------
recognized..............................................................................    $     (1,648)    $      (973)
                                                                                            =============    ============
Amounts recognized in the consolidated balance sheet consist of:
   Accrued benefit liability............................................................    $     (9,634)    $   (12,366)
   Intangible asset.....................................................................           2,553           2,930
   Deferred tax asset.................................................................             2,119           3,395
   Accumulated other comprehensive income...............................................           3,314           5,068
                                                                                            ------------     -----------
Net amount recognized...................................................................    $     (1,648)    $      (973)
                                                                                            =============    ============

Non-U.S.
--------
                                                                                                  2003           2002
                                                                                                  ----           ----
Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (79,418)    $   (68,569)
      Nonvested benefits................................................................            (221)             (6)
                                                                                            -------------    ------------
Accumulated benefit obligation..........................................................         (79,639)        (68,575)
Additional amounts related to projected increases in compensation levels................             (96)            (53)
                                                                                            -------------    ------------
   Projected benefit obligation.........................................................         (79,735)        (68,628)
   Fair value of plan assets.............................................................         49,157          38,826
                                                                                            ------------     -----------
   Fair value of plan assets in excess of projected benefit obligation..................         (30,578)        (29,802)
   Unrecognized net loss................................................................          26,658          26,354
                                                                                            ------------     -----------
   Net amount recognized................................................................    $     (3,920)    $    (3,448)
                                                                                            =============    ============
Amounts recognized in the consolidated balance sheet consist of:
   Accrued benefit liability............................................................    $    (30,221)    $   (29,654)
   Deferred tax asset (a).............................................................             9,206           9,172
   Accumulated other comprehensive income...............................................          17,095          17,034
                                                                                            ------------     -----------
   Net amount recognized................................................................    $     (3,920)    $    (3,448)
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

Non-U.S.
--------
                                                                              2003              2002             2001
                                                                              ----              ----             ----

    Service cost.......................................................   $         359    $          635    $       717
    Interest cost......................................................           4,269             3,224          2,786
    Return on assets...................................................          (2,974)           (3,301)        (3,358)
    Recognized loss....................................................             895               235             --
                                                                          -------------    --------------    -----------
    Net periodic pension cost..........................................   $       2,549    $          793    $       145
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

(11)  Equity Incentive Plans

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

         A summary of the status of the  Company's  stock option plans (as adjusted for the reverse  stock split) at December 31, 2003,
2002 and 2001, and changes during the years then ended, are presented in the tables below:

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
                                                          Remaining           Wtd.                                Wtd.
                                                         Contractual          Avg.                                Avg.
                                                            Life            Exercise                            Exercise
Exercise Price                          Shares             (Years)            Price            Shares             Price
--------------                          ------             -------            -----            ------             -----

$1,000.00......................        2,183.679             7.60           $1,000.00               654.107           $    1,000.00
                                       =========             ====           =========               =======           =============

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

         On December 11, 2003,  George Bayly was appointed  Co-Chairman  of the Company's  Board of Directors.  Mr. Bayly also consults with the Company for which he is  compensated  $300,000 per year,  excluding  board fees.  Also,  in  conjunction  with his  consulting arrangement,  Mr.  Bayly was awarded an  additional  400 options  with a strike  price of $1,000.  These  options  vest  ratably over a three-year  period so long as Mr. Bayly remains  Co-Chairman of the Board of Directors and devotes 50% of his time consulting on behalf of the Company.  In April 2004, Mr. Bayly was appointed Chief Executive Officer and his consulting contract was cancelled.

(14)                                                                 Reverse Stock Split

         On December 5, 2002,  the board of directors  authorized (i) a reverse stock split in which each issued share of the Company's common stock and Series A preferred stock,  $0.01 par value per share,  would be reclassified as and converted into 1/1000th of a share of common  stock and  preferred  stock,  $10.00 par value per share,  subject to  approval  of the  Company's  shareholders  and (ii) a corresponding  reduction in the number of its authorized  shares of common stock from  100,000,000  shares to 100,000 shares and in the number of its authorized  shares of preferred stock from 200,000,000  shares to 200,000 shares.  During December,  the Company obtained the  necessary  shareholder  consents and on December 20, 2002,  U.S. Can  Corporation,  upon filing with the Secretary of State of the
State of  Delaware,  amended its  certificate  of  incorporation  to effect the reverse  stock split.  The reverse  stock split did not affect the relative  percentages  of ownership  for any  shareholders.  The reverse stock split did not affect the annual rate at which dividends  on preferred  stock  accrue,  their  cumulation  or  quarterly  compounding.  Dividends  remain  payable in cash when and as declared by our Board of  Directors,  so long as sufficient  cash is available to make the dividend  payment and such payment would not violate the terms of the Senior  Secured  Credit  Facility and the 10 7/8% Senior Secured and 12 3/8% Senior  Subordinated  Notes.  All
share and per share  amounts  in these  Consolidated  Financial  Statements  have been  retroactively  adjusted  to  reflect  the stock split.

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
                                     Goodwill
                                     --------
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
                                                                        ====   ===========

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

         Financial information relating to the Company's operations by geographic area was as follows (000's omitted):

                                                    United                                                States   Europe
                                                                                                          ------   ------
Consolidated
------------
2003
Net sales.........................................  $536,088          $  287,354           $  823,442
Long-lived assets...............................     193,887             118,517              312,404
2002
Net sales.........................................  $555,303          $  241,254           $  796,557
Long-lived assets...............................     196,784             109,884              306,668
2001
Net sales.........................................  $542,722          $  229,466           $  772,188
Long-lived assets...............................     222,099             123,252              345,351

         The following is a summary of revenues from external  customers,  loss from  operations,  capital  spending,  depreciation and amortization and identifiable assets for each segment as of December 31, 2003, 2002 and 2001 (000's omitted):
                                                                          2003                2002               2001
                                                                          ----                ----               ----
Revenues from external customers:
   Aerosol.......................................................     $     359,246      $    364,133      $     334,716
   International.................................................           287,354           241,254            229,466
   Paint, Plastic, & General Line................................           118,909           119,952            130,412
   Custom & Specialty............................................            57,933            71,218             77,594
                                                                      -------------      ------------      -------------
         Total revenues..........................................     $     823,442      $    796,557      $     772,188
                                                                      =============      ============      =============
Income (loss) from operations:
   Aerosol.......................................................     $      61,802      $     59,545      $      47,299
   International.................................................           (12,304)           (6,449)              (267)
   Paint, Plastic, & General Line................................            13,070            11,378             12,544
   Custom & Specialty............................................             3,320               734               (998)
                                                                      -------------      ------------      --------------
   Total Segment Income From Operations..........................            65,888            65,208             58,578
   Unallocated Selling, General & Administrative Expenses (a)....           (24,259)          (24,147)           (28,485)
   Special Charges (b)...........................................              (382)           (8,921)           (36,239)
   Interest Expense..............................................           (54,411)          (51,278)           (54,668)
   Bank Financing Fees...........................................            (6,118)           (4,051)            (2,636)
                                                                      --------------     -------------     --------------
         Total loss before income taxes..........................     $     (19,282)     $    (23,189)     $     (63,450)
                                                                      ==============     =============     ==============
Capital spending:
   Aerosol.......................................................     $      10,912      $      6,879      $       3,514
   International.................................................             2,766            11,996              4,556
   Paint, Plastic, & General Line................................             3,843             3,770              6,536
   Custom & Specialty............................................             1,778             3,002              1,043
   Corporate.....................................................               989             1,588              3,888
                                                                      -------------      ------------      -------------
         Total capital spending..................................     $      20,288      $     27,235      $      19,537
                                                                      =============      ============      =============
Depreciation and amortization:
   Aerosol.......................................................     $      12,227      $     12,014      $      11,856
   International.................................................            11,990             8,521              9,355
   Paint, Plastic, & General Line................................             5,856             5,561              5,462
   Custom & Specialty............................................             1,810             1,942              2,165
   Corporate.....................................................             6,177             6,387              5,788
                                                                      -------------      ------------      -------------
         Total depreciation and amortization.....................     $      38,060      $     34,425      $      34,626
                                                                      =============      ============      =============
Identifiable assets:
   Aerosol.......................................................     $     166,645      $    166,136      $     168,214
   International.................................................           212,126           220,376            239,200
   Paint, Plastic, & General Line................................            77,073            80,566             82,627
   Custom & Specialty............................................            24,679            27,087             45,125
   Corporate.....................................................            93,895            85,948             99,184
                                                                      -------------      ------------      -------------
Total identifiable assets........................................     $     574,418      $    580,113      $     634,350
                                                                      =============      ============      =============

    (a)  Represents  United  States  Selling,  General &  Administrative  expenses.  The Company does not  allocate  these costs to its domestic segments.

(b)                                                                 Management  does not evaluate  segment  performance  including such charges.  See Note (4) for further information on the Company's special charges.

(17)  Subsidiary Guarantor Information

         The following presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent Guarantor"),  United
States Can Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary  Guarantor"),  and the  Issuer's  European
subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor  Subsidiaries"),  as of December 31, 2003 and 2002 and for
the years ended December 31,  2003, 2002 and 2001.  Certain  information as of December 31, 2003 and 2002, and for the years then ended has been  restated  (see Note  (3)).  Investments  in  subsidiaries  are  accounted  for by the  Parent  Guarantor,  the Issuer and the
Subsidiary  Guarantor under the equity method for purposes of the  supplemental  consolidating  presentation.  Earnings of subsidiaries are, therefore,  reflected in their parent's investment accounts and earnings.  This consolidating  information reflects the guarantors and non-guarantors of the 10 7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.

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

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                                 CONSOLIDATING STATEMENT OF OPERATIONS

                                             RESTATED FOR THE YEAR ENDED DECEMBER 31, 2003
                                                            (000's omitted)

                                                                                             Restated
                                                                                            USC Europe/
                                                              Restated        USC May           May
                                               Restated        United      Verpackungen    Verpackungen                      Restated
                                               U.S. Can      States Can      Holding           GmbH                          U.S. Can
                                              Corporation     Company      (Subsidiary    (Non-Guarantor      Restated      Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)    Eliminations   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   536,088   $          -    $     287,354    $         -     $    823,442
COST OF SALES..............................             -        457,896            (374)        288,305               -         745,827
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross profit..........................             -         78,192             374            (951)              -          77,615
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         24,259               -          11,727               -          35,986
SPECIAL CHARGES............................             -           (580)              -             962               -             382
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............             -         54,513             374         (13,640)              -          41,247
INTEREST EXPENSE...........................             -         44,799           6,384           3,228               -          54,411
BANK FINANCING FEES........................             -          6,090               -              28               -           6,118
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (21,331)       (25,773)         (7,375)              -          54,479               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Loss before income taxes...............       (21,331)       (22,149)        (13,385)        (16,896)         54,479         (19,282)
PROVISION (BENEFIT) FOR INCOME TAXES.......             -           (818)          2,931             (64)              -           2,049
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS...................................       (21,331)       (21,331)        (16,316)        (16,832)         54,479         (21,331)
PREFERRED STOCK DIVIDENDS..................       (13,821)             -               -               -               -         (13,821)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS ATTRIBUTABLE TO                      $   (35,152)   $   (21,331)  $     (16,316)  $     (16,832)   $     54,479    $    (35,152)
  COMMON STOCKHOLDERS......................
                                             ============== ============= =============== ================ =============== ==============

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                                 CONSOLIDATING STATEMENT OF OPERATIONS

                                             RESTATED FOR THE YEAR ENDED DECEMBER 31, 2002
                                                            (000's omitted)

                                               Restated       Restated        USC May        Restated         Restated       Restated
                                                                                            USC Europe/
                                                                                                May
                                                               United      Verpackungen    Verpackungen
                                               U.S. Can      States Can      Holding           GmbH                          U.S. Can
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)    Eliminations   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   555,303   $          -    $     241,254    $         -     $    796,557
COST OF SALES..............................             -        483,647            (406)        233,781               -         717,022
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross profit..........................             -         71,656             406           7,473               -          79,535
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         24,146               -          14,328               -          38,474
SPECIAL CHARGES............................             -          3,080               -           5,841               -           8,921
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............             -         44,430             406         (12,696)              -          32,140
INTEREST EXPENSE...........................             -         42,105           6,465           2,708               -          51,278
BANK FINANCING FEES........................             -          4,051               -               -               -           4,051
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (77,641)       (65,736)        (19,837)              -         163,214               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Loss before income taxes...............       (77,641)       (67,462)        (25,896)        (15,404)        163,214         (23,189)
PROVISION FOR INCOME TAXES.................             -          2,005          22,197          11,948               -          36,150
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS BEFORE                                   (77,641)       (69,467)        (48,093)        (27,352)        163,214         (59,339)
  CUMULATIVE EFFECT OF ACCOUNTING   CHANGE
AND PREFERRED STOCK
  DIVIDENDS................................
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX                                    -         (8,174)          4,717         (14,845)              -         (18,302)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS...................................       (77,641)       (77,641)        (43,376)        (42,197)        163,214         (77,641)
PREFERRED STOCK DIVIDENDS..................       (12,521)             -               -               -               -         (12,521)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS ATTRIBUTABLE TO                      $   (90,162)   $   (77,641)  $     (43,376)  $     (42,197)   $    163,214    $    (90,162)
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
                                                 CONSOLIDATING STATEMENT OF OPERATIONS

                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                                            (000's omitted)

                                               U.S. Can        United         USC May       USC Europe/     Eliminations     U.S. Can
                                                                                                May
                                                                           Verpackungen    Verpackungen
                                                             States Can      Holding           GmbH
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)                   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   542,722   $          -    $     229,466    $         -     $    772,188
COST OF SALES..............................             -        483,878               -         211,636               -         695,514
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross profit..........................             -         58,844               -          17,830               -          76,674
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         28,484           1,423          16,674               -          46,581
SPECIAL CHARGES............................             -         27,063               -           9,176               -          36,239
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Operating income (loss)...............             -          3,297          (1,423)         (8,020)              -          (6,146)
INTEREST EXPENSE...........................             -         45,500           6,500           2,668               -          54,668
BANK FINANCING FEES........................             -          2,636               -               -               -           2,636
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (40,416)       (13,010)         (1,198)              -          54,624               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Loss before income taxes...............       (40,416)       (57,849)         (9,121)        (10,688)         54,624         (63,450)
BENEFIT FOR INCOME TAXES...................             -        (17,433)         (3,506)         (2,095)              -         (23,034)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS...................................       (40,416)       (40,416)         (5,615)         (8,593)         54,624         (40,416)
PREFERRED STOCK DIVIDENDS..................       (11,345)             -               -               -               -         (11,345)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS ATTRIBUTABLE TO                      $   (51,761)   $   (40,416)  $      (5,615)  $      (8,593)   $     54,624    $    (51,761)
  COMMON STOCKHOLDERS......................
                                             ============== ============= =============== ================ =============== ==============

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                   Restated As of December 31, 2003
                                                            (000's omitted)

                                  Restated        Restated           USC May           Restated         Restated         Restated
                                                                                   USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $     16,854      $           -       $      6,110       $       -      $     22,964
     Accounts receivable......             -          44,157                   -            37,236                -           81,393
     Inventories..............             -          52,739                   -            42,401                -           95,140
     Deferred income taxes....             -             666                   -               130                -              796
     Other current assets.....             -           6,460                   -             7,457                -           13,917
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         120,876                   -            93,334                -          214,210
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         143,777                   -           103,712                -          247,489
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          30,685                   -               131                -           30,816
OTHER NON-CURRENT ASSETS......             -          39,570                   -            14,949                -           54,519
INTERCOMPANY
  ADVANCES....................             -         260,962                   -                 -         (260,962)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             61,961                 -          (61,961)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    623,254      $       61,961      $    212,126       $ (322,923)    $    574,418
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      2,379      $           -       $     21,078       $       -      $     23,457
     Accounts payable.........             -          42,237                   -            56,174                -           98,411
     Restructuring reserves...             -           2,831                   -               581                -            3,412
     Income taxes payable.....             -               -                   -               362                -              362
     Other current liabilities             -          35,683                   -            15,012                -           50,695
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          83,130                   -            93,207                -          176,337
liabilities...................
TOTAL LONG TERM DEBT..........           854         534,913                   -                 -                -          535,767
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          41,069                 930            29,780                -           71,779
OTHER LONG-TERM
  LIABILITIES.................             -           2,594                   -             2,898                -            5,492
PREFERRED STOCK...............       146,954               -                   -                 -                -          146,954
INTERCOMPANY LOANS............       112,056               -             121,595            27,311         (260,962)               -
INVESTMENT IN
  SUBSIDIARIES................       102,047          63,595                   -                  -        (165,642)                -
STOCKHOLDERS' EQUITY..........      (361,911)       (102,047)            (60,564)           58,930          103,681         (361,911)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
    Total liabilities           $        -      $    623,254      $       61,961      $    212,126       $ (322,923)    $    574,418
    and stockholders'equity     ============== ===============  ================== =================  ============== ==================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                   Restated As of December 31, 2002
                                                            (000's omitted)

                                  Restated        Restated           USC May           Restated         Restated         Restated
                                                                                   USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      5,707      $           -       $      5,983       $       -      $     11,690
     Accounts receivable......             -          43,623                   -            45,697                -           89,320
     Inventories..............             -          57,500                (600)           48,295                -          105,195
     Deferred income taxes....             -           5,535               1,977               218                -            7,730
     Other current assets.....             -           6,184                   -             7,893                -           14,077
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         118,549               1,377           108,086                -          228,012
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         147,588                   -            96,953                -          244,541
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          28,312                 606               422                -           29,340
OTHER NON-CURRENT ASSETS......             -          37,904                   -            12,932                -           50,836
INTERCOMPANY
  ADVANCES....................             -         249,649                   -                 -         (249,649)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             61,360                 -          (61,360)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    609,386      $       63,343      $    218,393       $ (311,009)    $    580,113
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $     11,078      $           -       $     17,372       $       -      $     28,450
     Accounts payable.........             -          47,901                   -            52,324                -          100,225
     Other current liabilities             -          48,389                  31            16,358                -           64,778
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -         107,368                  31            86,054                -          193,453
liabilities...................
TOTAL LONG TERM DEBT..........           854         503,238                   -            19,437                -          523,529
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          44,603                 672            29,299                -           74,574
OTHER LONG-TERM
  LIABILITIES.................             -           3,714                   -             1,718                -            5,432
PREFERRED STOCK...............       133,133               -                   -                 -                -          133,133
INTERCOMPANY LOANS............       118,219               -             114,864            22,728         (255,811)               -
INVESTMENT IN
  SUBSIDIARIES................        97,802          54,427                -                  -           (152,229)             -
STOCKHOLDERS' EQUITY..........      (350,008)       (103,964)            (52,224)           59,157           97,031         (350,008)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    609,386      $       63,343      $    218,393       $ (311,009)    $    580,113
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             RESTATED FOR THE YEAR ENDED DECEMBER 31, 2003
                                                            (000's omitted)

                                                              U.S. Can        United                         Restated         Restated
                                                                                                           USC Europe /
                                                                                             USC May           May
                                                                            States Can    Verpackungen     Verpackungen       U.S. Can
                                                            Corporation      Company         Holding     a(Non-Guarantor     Corporation
                                                              (Parent)       (Issuer)    (Subsidiary-Guar Subsidiaries)     Consolidated
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................$       -       $  23,409     $    (14,101)    $     10,559      $     19,867
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................         -        (17,523)               -           (2,765)          (20,288)
  Proceeds on the sale of property...........................         -            256                -            5,173             5,429
                                                           --------------- -------------                  ---------------  ----------------
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash used in investing activities..................         -        (17,267)               -            2,408           (14,859)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................         -        (11,312)          14,101           (2,789)                -
  Issuance of 10 7/8% senior secured notes...................         -        125,000                -                -           125,000
  Repurchase of 12 3/8% senior subordinated notes............         -         (3,011)               -                -            (3,011)
  Net payments under the revolving line of credit............         -        (27,600)               -                -           (27,600)
  Payment of Tranche A loan..................................         -        (27,294)               -                -           (27,294)
  Payment of Tranche B loan..................................         -        (47,575)               -                -           (47,575)
  Borrowings of other debt...................................         -          4,814                -            1,087             5,901
  Proceeds from accounts receivable factoring................         -              -                -           11,195            11,195
  Payments of other long-term debt...........................         -         (1,079)               -          (18,750)          (19,829)
  Payments of debt financing costs...........................         -         (6,938)               -                -            (6,938)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash (used in) provided by financing activities....         -          5,005           14,101           (9,257)            9,849
                                                           --------------- -------------                  ---------------  ----------------
                                                           --------------- ------------- ---------------- ---------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         -              -                -           (3,583)           (3,583)
                                                           --------------- ------------- ---------------- ---------------  ----------------
INCREASE IN CASH AND                                                  -         11,147                -              127            11,274
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................         -          5,707                -            5,983            11,690
                                                           --------------- ------------- ----------------                  ----------------
                                                                                                          ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of period.....................$       -       $  16,854     $         -      $      6,110      $     22,964
                                                           =============== ============= ================ ===============  ================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             RESTATED FOR THE YEAR ENDED DECEMBER 31, 2002
                                                            (000's omitted)

                                                              U.S. Can        United                         Restated         Restated
                                                                                                           USC Europe /
                                                                                             USC May           May
                                                                            States Can    Verpackungen     Verpackungen       U.S. Can
                                                            Corporation      Company         Holding     a(Non-Guarantor     Corporation
                                                              (Parent)       (Issuer)    (Subsidiary-Guar Subsidiaries)     Consolidated
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................$       -       $  19,114     $    (41,410)    $     26,113      $      3,817
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................         -        (15,239)               -          (11,996)          (27,235)
  Proceeds on the sale of property...........................         -            817                -            4,845             5,662
  Investment in Formametal S.A...............................         -           (133)               -                -              (133)
                                                           --------------- -------------                  ---------------  ----------------
                                                                                         ----------------
      Net cash used in investing activities..................         -        (14,555)               -           (7,151)          (21,706)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................         -        (10,195)          41,410          (31,215)                -
  Net borrowings under the revolving line of credit..........         -         13,600                -                -            13,600
  Borrowing of long-term debt                                         -              -                -           12,625            12,625
  Payments of long-term debt, including capital lease                 -                               -
obligations..................................................                  (10,506)                           (1,662)          (12,168)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash (used in) provided by financing activities....         -         (7,101)          41,410          (20,252)           14,057
                                                           --------------- -------------                  ---------------  ----------------
                                                           --------------- ------------- ---------------- ---------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         -              -                -              779               779
                                                           --------------- ------------- ---------------- ---------------  ----------------
DECREASE IN CASH AND                                                  -         (2,542)               -             (511)           (3,053)
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................         -          8,249                -            6,494            14,743
                                                           --------------- ------------- ----------------                  ----------------
                                                                                                          ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of period.....................$       -       $   5,707     $         -      $      5,983      $     11,690
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
                                                           =============== ============= ================ ===============  ================

 (18)  Quarterly Financial Data (Unaudited)

         The following is a summary of the unaudited  interim  results of operations for each of the quarters in 2003 (000's  omitted).
See Note (3) for a discussion of the Restatement.

                           First Quarter             Second Quarter            Third Quarter              Fourth Qtr
                         -----------------         ------------------       ------------------         ----------------
                                  As Previously             As Previously             As Previously            As Previously
                       Restated     Reported     Restated     Reported    Restated      Reported     Restated    Reported
                         2003         2003         2003         2003        2003          2003         2003        2003
                         ----         ----         ----         ----        ----          ----         ----        ----

Net Sales........... $  199,153   $  198,890   $  210,623   $  210,312   $  204,671  $   204,508  $   208,995  $   209,186
Gross Profit........     20,275       21,344       21,332       24,710       17,719       20,725       18,289       20,645
Special Charges(a)..        758        1,030          592          591        (760)        (791)        (208)        (218)
Loss from Operations
    Before Accounting
    Change..........    (4,432)      (4,037)      (4,055)      (1,002)      (7,101)      (4,296)      (5,744)      (4,185)
Net Loss Attributable
    to Common
    Shareholders.... $  (7,678)   $  (7,283)   $  (7,455)   $  (4,402)   $ (10,586)  $   (7,781)  $   (9,434)  $   (7,875)
                     ==========   ==========   ==========   ==========   ==========  ===========  ===========  ===========

(a)                                                                See Note (4) to the Consolidated Financial Statements.

         The following is a summary of the unaudited  interim  results of operations for each of the quarters in 2002 (000's  omitted).
See Note (3) for a discussion of the Restatement.

                           First Quarter             Second Quarter            Third Quarter              Fourth Qtr
                         -----------------         ------------------       ------------------         ----------------
                                  As Previously             As Previously             As Previously            As Previously
                       Restated     Reported     Restated     Reported    Restated      Reported     Restated    Reported
                         2002         2002         2002         2002        2002          2002         2002        2002
                         ----         ----         ----         ----        ----          ----         ----        ----

Net Sales........... $  186,109   $  186,038   $  203,802   $  203,624   $  205,110  $   205,474  $   201,536  $   201,364
Gross Profit........     19,444       18,968       20,978       22,893       17,766       19,800       21,347       24,444
Special Charges(a)..         --           --           --           --        5,071        5,071        3,850        3,634
Loss from Operations
    Before Accounting
    Change..........    (2,690)      (2,382)      (2,043)        (876)      (6,368)      (5,229)     (48,238)     (44,987)
Net Loss Attributable
    to Common
    Shareholders.... $ (23,966)   $ (23,658)   $  (5,124)   $  (3,957)   $  (9,526)  $   (8,387)  $  (51,546)  $  (48,295)
                     ==========   ==========   ==========   ==========   ==========  ===========  ===========  ===========

(a)                                                                See Note (4) to the Consolidated Financial Statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM  9A.  CONTROLS AND PROCEDURES

         As of December 31, 2003, the Company's  management,  with the participation of the Company's Chief Executive Officer and Chief
Financial  Officer,  evaluated the effectiveness of the design and operations of the Company's  disclosure  controls and procedures (as defined in Rule 13a-15(e)  under the Securities  Exchange Act of 1934, as amended).  Based upon that  evaluation,  the Chief  Executive
Officer and Chief Financial  Officer  concluded,  as of December 31, 2003, that the Company's  disclosure  controls and procedures were effective for recording,  processing,  summarizing and reporting the information the Company  discloses in the reports that the Company files with the Commission.

         During the year ended  December 31, 2003,  there was no change in the Company's  internal  controls over  financial  reporting that materially affected, or was reasonably likely to materially affect, the Company's internal controls over financial reporting.

         Subsequent to December 31, 2003,  and as a result of inquiries  regarding  accounting  and financial  reporting  issues at its
Laon,  France  facility,  the Company  determined that it would restate its financial  statements for the years ended December 2002 and
2003,  and the quarter  ended April 4, 2004 (the  "Restatement").  In addition,  in  connection  with the  Restatement,  the  Company's auditors,  Deloitte & Touche LLP, delivered a letter to the Company regarding "material  weaknesses" in the Company's internal controls concerning  oversight of its European  operations,  in  particular  its Laon,  France  facility.  For a discussion  of the  restatement adjustments, see "Item 8.  Financial Statements - Note (3) Restatements."

         In  connection  with the  Restatement  process  and the  inquiry  by the Audit  Committee,  the  Company  has  carried  out an evaluation,  under the  supervision and with the  participation  of our Chief Executive  Officer and Chief  Financial  Officer,  of the
effectiveness  of the design and  operation of our  disclosure  controls and  procedures,  including an evaluation of such controls and procedures at a number of its other  facilities,  and has concluded that the controls and procedures at such other  facilities,  and at the  Company's  corporate  headquarters,  are superior to those that  existed at its Laon,  France  facility.  In  connection  with the restatement  process,  the Company has initiated the  implementation  of various  measures to strengthen its internal  controls and has added more structure to the financial  oversight of its European  operations,  including its facility in France.  The Company  believes that, in connection with this effort,  it has  substantially  strengthened  the  organization and personnel of the senior financial and control functions in Europe and adopted more rigorous policies and procedures with respect to its financial reporting.

         The Company  will  continue to evaluate  the  effectiveness  of its controls and  procedures  on an ongoing  basis,  including consideration  of  recommendations  identified  through the  investigation,  and will  implement  further  actions as  necessary in its continuing efforts to strengthen the control process.

         The  Company's  management  is  committed  to  continuing  to improve  the state of its  controls  and  procedures,  corporate governance  and financial  reporting.  Other than as described  above,  since the  evaluation  date by the Company's  management of its internal controls,  there have not been any significant  changes in the internal controls or in other factors that could  significantly affect the internal controls.

                                                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following  table sets forth the name,  age as of March 15, 2004,  and as of the date of this filing,  and position of each of our directors,  executive officers and other key employees.  Each of our directors will hold office until the next annual meeting of shareholders  or until his  successor has been elected and  qualified.  Our officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

                      Name                          Age                              Position
                      ----                          ---                              --------

Carl Ferenbach............................           61     Director, Co-Chairman of the Board
George V. Bayly...........................           61     Director, Co-Chairman of the Board and Chief Executive Officer1
John L. Workman...........................           52     Director, Chief Executive Officer1
Thomas A. Scrimo..........................           55     Executive Vice President and General Manager, Business Units of
                                                            the Americas
Sarah T. Macdonald........................           39     Senior Vice President, Sales
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

1On April 22, 2004, the Company announced that John Workman had stepped down from his position as Chief Executive Officer and that
George Bayly had been named Chief Executive Officer.

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

George V. Bayly.  Mr. Bayly has served as a Director  since August 2003,  was named  Co-Chairman  of the Board in December 2003 and was appointed  Chief  Executive  Officer in April 2004.  Mr.  Bayly has been a principal  of Whitehall  Investors,  LLC, a  consulting  and venture  capital firm,  since 2002.  From 1991 to 2002,  Mr. Bayly served as Chairman,  President and Chief  Executive  Officer of Ivex
Packaging  Corporation,  a  container  and  packaging  manufacturer.  Mr.  Bayly is also a  director  of General  Binding  Corporation,
Packaging Dynamics Inc. and Huhtamaki Oy.

John L. Workman.  Mr. Workman  was Chief  Executive  Officer from February 2003 until April 2004.  From October 2002 to February  2003,
Mr. Workman served as the Company's  Chief Operating  Officer.  Prior thereto,  Mr. Workman had served as the Company's  Executive Vice
President and Chief  Financial  Officer since August 1998.  Prior to his  appointment,  Mr. Workman  served as Executive Vice President and  Chief  Restructuring  Officer  at  Montgomery  Ward  Holding  Corporation.  Montgomery  Ward  was  one  of  the  nation's  largest privately-held retailers.

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

Francois  Vissers.  Mr.  Vissers has held the position of Senior Vice  President,  International  and President of European  Operations
from February 2003 through  August 2004.  From  September  2002 to February  2003,  Mr.  Vissers  served as Vice  President  Europe and
Managing  Director May  Verpackungen.  Prior thereto,  Mr. Vissers served as Vice President,  Aerosol Division - Europe since May 2001.
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

         (b)     Reports on Form 8-K

                 The Company  furnished to the  Commission a Current  Report on Form 8-K on November 4, 2003 to announce its results of operations  for the period ended  September  28, 2003.  The Company's  third  quarter 2003 earnings  press release was attached to the Current  Report.  The Company  furnished to the  Commission a Current  Report on Form 8-K on August 1,
                 2003 to announce its results of  operations  for the period ended June 29, 2003.  The  Company's  second  quarter 2003 earnings press release was attached to that Current Report.  The Company  furnished to the Commission a Current Report on Form 8-K on May 7, 2003 to announce its results of  operations  for the period ended March 30, 2003.  The Company's first  quarter 2003  earnings  press  release was attached to that Current  Report.  Subsequent to the filing of those
                 Forms 8-K, the Company  restated its financial  statements and the disclosures in those Forms and any related releases or other  announcements  by the Company  regarding its  operations or financial  condition for these periods should no longer be relied upon.

(c)                                                                See Item 15 (a) (3) above.

         (d)     See Item 15 (a) (2) above.

                                                              SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15 (d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2004.

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

Dated:  November 17, 2004

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
         Supplemental 401(k), dated as of February 25, 2002 (filed herewith).
10.28                                                              Third  Amendment to Credit  Agreement  dated July 22, 2003  (Exhibit
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
Exhibit
Number

                                                 Exhibit Description

10.31                                                              Lien  Intercreditor  Agreement dated as of July 22, 2003 among Wells
         Fargo Bank Minnesota,  National  Association,  Bank of America,  N.A., United States Can Company, U.S. Can Corporation and USC
         May Verpackungen Holding, Inc. (Exhibit 10.32 to the registration  statement on Form S-4 (No. 333-108940),  filed December 11,
         2003). (1)
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