Form 10-Q/A
period 2004-04-04
US CAN CORP
filed 2004-11-18
CIK 895726

=======================================================================================================================

                                                     UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                      FORM 10-Q/A
                                                    Amendment No. 1

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

                                                      FORM 10-Q/A

                                     FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2004

                                                   TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I           FINANCIAL INFORMATION

Item 1.          Restated Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the Three Months Ended
                 April 4, 2004 and March 30, 2003.................................................................     3

                 Consolidated Balance Sheets as of April 4, 2004 and December 31, 2003............................     4

                 Consolidated Statements of Cash Flows for the Three Months Ended
                 April 4, 2004 and March 30, 2003.................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    27

Item 6.          Exhibits and Reports on Form 8-K.................................................................    27

                                                   EXPLANATORY NOTE

         This Form  10-Q/A  amends and  restates  the  original  Form 10-Q,  which was filed  with the  Securities  and
Exchange Commission on May 13, 2004,  including the restatement of the Company's financial  statements for the quarters ended  April 4, 2004 and  March 30,  2003.  See Note (2) to the  Consolidated  Financial  Statements  and  Management's
Discussion and Analysis of Financial Condition and Results of Operations - Restatements.

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
downward selling price movements;  currency and interest rate fluctuations;  increases in the Company's  leverage;  the
Company's  ability to effectively  integrate  acquisitions;  changes in the Company's  business strategy or development plans;  the timing and cost of plant closures;  the success of new technology;  and increases in the cost of compliance with laws and  regulations,  including  environmental  laws and  regulations.  In light of these  and  other  risks and uncertainties  as described  under "Risk  Factors" in the  Company's  Annual  Report on Form 10-K/A for the fiscal year ended December 31, 2003 and filed with the  Securities  and Exchange  Commission on November 18, 2004, the inclusion of a  forward-looking  statement in this report should not be regarded as a representation  by the Company that any future results, performance or achievements will be attained.

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (000's OMITTED)

                                                                        For the Quarterly Period Ended
                                                                  --------------------------------------------
                                                                  --------------------------------------------
                                                                          As Restated (See Note (2))
                                                                    April 4, 2004           March 30, 2003
                                                                  -------------------     --------------------
                                                                                  (Unaudited)

Net Sales                                                               $    213,467            $    199,153

Cost of Sales                                                                193,715                 178,878
                                                                        -------------           ------------

     Gross profit                                                             19,752                  20,275

Selling, General and Administrative Expenses                                   9,804                   9,287

Special Charges                                                                  482                     758
                                                                        -------------           ------------

     Operating income                                                          9,466                  10,230

Interest Expense                                                              12,717                  13,068

Bank Financing Fees                                                            1,378                   1,014
                                                                        -------------           ------------

     Loss before income taxes                                                 (4,629)                 (3,852)

Provision for Income Taxes                                                       332                     580
                                                                        ------------            ------------

   Net Loss                                                                   (4,961)                 (4,432)

Preferred Stock Dividend Requirement                                          (3,824)                 (3,246)
                                                                        ------------            ------------

Net Loss Attributable to Common Stockholders                            $     (8,785)           $     (7,678)
                                                                        ============            ============

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        (000's OMITTED, except per share data)

                                                                                  As Restated
                                                                                 (See Note (2))
                                                                                   April 4,         December 31,
                                    ASSETS                                           2004               2003
                                                                                ----------------  -----------------
CURRENT ASSETS:                                                                            (Unaudited)
      Cash and cash equivalents                                                   $       5,297     $       22,964
      Accounts receivable, net of allowances                                             88,401             81,393
      Inventories                                                                        98,023             95,140
      Other current assets                                                               17,978             14,713
                                                                                ----------------  -----------------
          Total current assets                                                          209,699            214,210

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                         239,405            247,489

GOODWILL                                                                                 27,384             27,384

DEFERRED INCOME TAXES                                                                    31,135             30,816

OTHER NON-CURRENT ASSETS                                                                 52,848             54,519
                                                                                ----------------  -----------------
          Total assets                                                            $     560,471     $      574,418
                                                                                ================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations          $      25,068     $       23,457
      Accounts payable                                                                   95,087             98,411
      Accrued expenses                                                                   46,096             50,695
      Restructuring reserves                                                              2,125              3,412
      Income taxes payable                                                                  391                362
                                                                                ----------------  -----------------
          Total current liabilities                                                     168,767            176,337

LONG TERM DEBT                                                                          535,511            535,767

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS                                                                         71,976             71,779

OTHER LONG-TERM LIABILITIES                                                               5,568              5,492
                                                                                ----------------  -----------------

          Total liabilities                                                             781,822            789,375

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized,
   106,667 shares issued & outstanding                                                  150,779            146,954

STOCKHOLDERS' EQUITY:
      Common stock, $10.00 par value, 100,000 shares authorized,
        53,333 shares issued &outstanding                                                   533                533
      Additional paid in capital                                                         52,800             52,800
      Accumulated other comprehensive loss                                              (29,558)           (28,124)
      Accumulated deficit                                                              (395,905)          (387,120)
                                                                                ----------------  -----------------
          Total stockholders' equity / (deficit)                                       (372,130)          (361,911)
                                                                                ----------------  -----------------
              Total liabilities and stockholders' equity                          $     560,471     $      574,418
                                                                                ================  =================

                            The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (000's OMITTED)

                                                                                        For the Quarterly Period Ended
                                                                                          As Restated (See Note (2))
                                                                                       April 4, 2004      March 30, 2003
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net loss                                                                             $        (4,961)    $        (4,432)
  Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                                             11,198               9,182
      Special Charges                                                                              482                 758
      Deferred income taxes                                                                       (508)                726
  Change in operating assets and liabilities, net of effect of acquired and disposed of businesses:
      Accounts receivable                                                                       (7,882)            (11,205)
      Inventories                                                                               (4,182)             (1,089)
      Accounts payable                                                                          (1,693)              6,022
      Accrued expenses                                                                          (6,188)                890
      Other, net                                                                                (2,349)             (1,628)
                                                                                     ------------------  ------------------
          Net cash used for operating activities                                               (16,083)               (776)
                                                                                     ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                          (3,719)             (3,858)
  Proceeds from the sale of property                                                             1,018               5,186
                                                                                     ------------------  ------------------
                                                                                     ------------------  ------------------
          Net cash provided by (used for) investing activities                                  (2,701)              1,328
                                                                                     ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving lines of credit                                                     -                 200
  Payments of other long-term debt, including capital lease obligations                           (602)             (5,492)
  Borrowings of other debt                                                                       2,169                 478
                                                                                     ------------------  ------------------
      Net cash provided by (used for) financing activities                                       1,567              (4,814)
                                                                                     ------------------  ------------------
                                                                                     ------------------  ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (450)               (403)
                                                                                     ------------------  ------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                          (17,667)             (4,665)
CASH AND CASH EQUIVALENTS, beginning of period                                                  22,964              11,690
                                                                                     ------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period                                               $         5,297     $         7,025
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
These financial  statements should be read in conjunction with the financial  statements and footnotes  included in the
Corporation's  Annual  Report on Form 10-K/A for the year ended  December  31,  2003.  Certain  prior year amounts have been reclassified to conform with the 2004 presentation.

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
                                        For The Quarterly Periods Ended

                                      ------------------------------------

                                        April 4, 2004    March 30, 2003
                                      ------------------------------------

Net Loss...................................                  $                 $
                                      (4,961)           (4,432)

Stock-Based Compensation Cost,
  net of tax - fair value method......... (30)              (20)
                                      ------------------------------------

Pro-Forma Net Loss.....................            $                 $
                                      (4,991)           (4,452)
                                      ====================================

(2) RESTATEMENT

         These financial statements reflect adjustments to the Company's financial  information  previously reported on
Form 10-Q for the quarterly period ended April 4, 2004.

         In August 2004,  and  subsequent to the issuance of its  consolidated  financial  statements for the quarterly period ended April 4, 2004,  the Company  became aware of certain  issues  relating to its Laon,  France  manufacturing facility  following  the  departure of the  facility's  financial  controller.  Following  this  discovery,  management informed its Board of Directors and its Audit  Committee.  The Audit  Committee,  with the  assistance of outside legal advisors and accounting  consultants,  conducted a review of the  operations  and financial  condition of the Company's facility in Laon,  France.  That review and work performed by the Company  identified  certain accounting and financial reporting  improprieties and related material errors in the Company's  financial  statements,  all related to the Laon,
France facility.  The effects of the restatement are set forth below:

                                                                                For the quarterly period ended
                                                                              -----------------------------------
                                                                         -------------------- -------------------
                                                                            April 4, 2004       March 30, 2003
                                                                            -------------       --------------
Net Loss, as reported..................................................             $(2,498)            $(4,037)
Understatements of product costs and expenses..........................              (2,115)                   -
Reductions in asset values to net realizable values....................                  382                 117
Underaccruals of liabilities...........................................                (751)               (369)
Other..................................................................                   21               (143)
                                                                         -------------------- -------------------
                                                                         -------------------- -------------------
Net Loss, as restated..................................................             $(4,961)            $(4,432)
                                                                                    ========            ========
 ........Understatements  of product  costs and expenses - Cost of Sales was  understated  by  underreporting  expenses incurred and manufacturing  variances,  and by  miscalculations of the cost of products sold. The errors were reflected primarily by  underreporting  of accounts  payable and current  maturities of long term debt and  overreporting of cash and accounts receivable in the consolidated balance sheets.

         Reductions in asset values to net realizable values - Assets (primarily  accounts  receivable and inventories)
that should have been written off or should have been  reported at reduced  amounts were not adjusted in the  requisite accounting  periods in accordance with accounting  principles  generally  accepted in the United States.  This resulted in a reduction  to the net loss in the first  quarter of 2003 and 2004,  as amounts  originally  recognized  in each of these periods were recognized in earlier periods on a restated basis.

         Underaccruals of liabilities - Amounts accrued for taxes other than income taxes,  vacation and other employee related liabilities were understated in all periods.

         The following table presents the impact of the  restatement  adjustments  discussed above on the  Consolidated
Statement of Operations for the quarterly periods ended April 4, 2004 and March 30, 2003.

                                                                      For the Quarterly Periods Ended
                                                  -------------------------------------------------------------------------
                                                                                       ------------------------------------
                                                             April 4, 2004                       March 30, 2003
                                                  -------------------------------------------------------------------------
                                                                           AS                                  AS
                                                    AS RESTATED        PREVIOUSLY       AS RESTATED    PREVIOUSLY REPORTED
                                                                        REPORTED
Net Sales                                              $   213,467        $   213,428     $   199,153          $   198,890

Cost of Sales                                              193,715            191,033         178,878              177,546
                                                  ----------------- ------------------ --------------- --------------------
     Gross profit
                                                            19,752             22,395          20,275               21,344

Selling, General and Administrative Expenses                 9,804              9,997           9,287                9,676

Special Charges                                                482                522             758                1,030
                                                  ----------------- ------------------ --------------- --------------------
     Operating income
                                                             9,466             11,876          10,230               10,638

Interest Expense                                            12,717             12,670          13,068               13,088

Bank Financing Fees                                          1,378              1,378           1,014                1,014
                                                  ----------------- ------------------ --------------- --------------------
     Loss before income taxes
                                                           (4,629)            (2,172)         (3,852)              (3,464)

Provision for Income Taxes                                     332                326             580                  573
                                                  ----------------- ------------------ --------------- --------------------
Net Loss
                                                           (4,961)            (2,498)         (4,432)              (4,037)

Preferred Stock Dividend Requirement                       (3,824)            (3,824)         (3,246)              (3,246)
                                                  ----------------- ------------------ --------------- --------------------
Net Loss Available to Common Stockholders              $   (8,785)        $   (6,322)      $  (7,678)          $   (7,283)
                                                  ================= ================== =============== ====================

         The following table presents the impact of the  restatement  adjustments  discussed above on the  Consolidated
Balance Sheet on a condensed basis as of April 4, 2004:

                    ASSETS                                 April 4, 2004
                                                            (Unaudited)
                                                 ----------------------------------
CURRENT ASSETS:                                    AS RESTATED           AS
                                                                  PREVIOUSLYREPORTED
     Cash and cash equivalents                        $    5,297        $    5,633

     Accounts receivables, net of allowances              88,401            94,805

     Inventories                                          98,023            98,609

     Other current assets                                 17,978            18,207
                                                 ---------------- -----------------
          Total current assets
                                                         209,699           217,254

PROPERTY, PLANT AND EQUIPMENT, less
    accumulated depreciation and amortization            239,405           235,324

OTHER NON-CURRENT ASSETS                                 111,367           111,370

                                                 ---------------- -----------------
          Total assets                                $  560,471        $  563,948
                                                 ================ =================

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and
capital lease obligations                             $   25,068        $   19,992

Accounts payable                                          95,087            88,853

Accrued expenses                                          46,096            40,955
Other current liabilities                                  2,516             3,311
                                                 ---------------- -----------------
    Total current liabilities                            168,767
                                                                           153,111

LONG TERM DEBT                                           535,511           535,511

OTHER LONG-TERM LIABILITIES                               77,544            79,024
                                                 ---------------- -----------------

          Total liabilities                              781,822           767,646

PREFERRED STOCK                                          150,779           150,779

STOCKHOLDERS' EQUITY (a)                               (372,130)         (354,477)
                                                 ---------------- -----------------
         Total liabilities and stockholders'
equity                                                $  560,471        $  563,948
                                                 ================ =================

(a)          "As Restated"  amounts include the cumulative impact due to the restatement of the net loss and the impact of the changes in the consolidated balance sheet on the foreign currency translation adjustment.

(3) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of  approximately  $21.9  million and $3.3 million for the  quarterly  periods ended
April 4, 2004 and March 30,  2003,  respectively.  The  Company  paid $0.6  million in income  taxes for the  quarterly period ended April 4, 2004 and $0.3 million for the quarterly period ended March 30, 2003.

(4) SPECIAL CHARGES

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

         The table below presents the reserve categories and related activity as of April 4, 2004:

                               January 1,           Additions        Cash Payments             Other (b)          April 4,
                                                                                                                  2004
                              2004 Balance                                                                        Balance
                              --------------    ---------------                                                   -----------
                              ---------------    ---------------    -----------------    ----------------     --------------
   Employee Separation                  $4.3               $0.5              $(1.3)               $(0.1)            $3.4
   Facility Closing Costs                3.6                -                 (0.3)                 -                3.3
                              ---------------    ---------------    -----------------    ----------------     --------------
                              ---------------    ---------------    -----------------    ----------------     --------------
   Total                                $7.9               $0.5              $(1.6)               $(0.1)            $6.7 (a)
                              ===============    ===============    =================    ================     ==============
                              ==============    =============

(a)      Includes $4.6 million classified as other long-term liabilities as of April 4, 2004.
(b)      Non-cash foreign currency translation impact

2003
----

         During the first  quarter of 2003,  the Company  recorded a  restructuring  charge of $0.8 million  related to position  elimination  costs in the U.S. and Europe.  The position  eliminations  consisted of 16 employees,  including two management level employees and an early termination  program in one European  facility.  Total cash payments in the first  quarter of 2003 were $4.4 million  (primarily  severance and facility  shut down costs).  The remaining  reserve consisted primarily of employee  termination  benefits to be paid over time for approximately 33 salaried and 51 hourly employees  (approximately  600 positions were originally  identified for  elimination)  and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of March 30, 2003:

                                     January 1,                                                 March 30,
                                    2003 Balance       Net Additions     Cash Payments        2003 Balance
                                   ----------------    --------------   ----------------    ------------------
                                   ----------------    ---------------    ----------------    ------------------
        Employee Separation                  $9.4                $0.8              $(2.6)               $7.6
        Facility Closing Costs                6.5                 -                 (1.8)                4.7
                                   ----------------    ---------------    ----------------    ------------------
                                   ----------------    ---------------    ----------------    ------------------
        Total                               $15.9                $0.8              $(4.4)              $12.3 (a)
                                   ================    ===============    ================    ==================
                                   ================    ==============   ================    ==================

(a)      Includes $3.8 million classified as other long-term liabilities as of March 30, 2003.

 (5) INVENTORIES

         All domestic  inventories are stated at cost determined by the last-in,  first-out  ("LIFO") cost method,  not in excess of market.  Subsidiaries'  inventories of  approximately  $44.7 million at April 4, 2004 and $42.4 million at
December 31, 2003 are stated at cost  determined by the  first-in,  first-out  ("FIFO")  cost method,  not in excess of market.  FIFO cost of LIFO inventories approximated their LIFO value at April 4, 2004 and at December 31, 2003.

         Inventories reported in the accompanying balance sheets are classified as follows (000's omitted):

                                                                                          April 4,         December 31,
                                                                                            2004               2003
                                                                                    -----------------   ----------------
         Raw materials........................................................      $          20,289    $        21,872
         Work in process......................................................                 40,343             38,635
         Finished goods.......................................................                 37,391             34,633
                                                                                    -----------------    ---------------

                                                                                    $          98,023    $        95,140
                                                                                    =================    ===============

(6) COMPREHENSIVE NET LOSS

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                          April 4,        December 31,
                                                                                            2004              2003
                                                                                        -------------   ---------------
         Foreign Currency Translation Adjustment ...................................         $(8,477)           $(7,479)
         Minimum Pension Liability Adjustment.......................................         (21,081)           (20,645)
                                                                                        ------------     ---------------
         Total Accumulated Other Comprehensive Loss.................................        $(29,558)          $(28,124)
                                                                                        ============     ==============

         The components of comprehensive  loss for the quarterly  periods ended April 4, 2004 and March 30, 2003 are as follows (000's omitted):
                                                                                        For the Quarterly Periods Ended
                                                                                        -----------------------------------
                                                                                            April 4,          March 30,
                                                                                              2004             2003
                                                                                        -------------     -------------
         Net Loss...................................................................    $      (4,961)    $      (4,432)
         Foreign Currency Translation Adjustment....................................                (1,434)
2,131
         Unrealized Gain on Cash Flow Hedges (a)....................................               --             1,030
                                                                                        -------------     -------------
         Comprehensive Loss.........................................................    $      (6,395)    $      (1,271)
                                                                                        =============     =============

(a)       Net of reclassification of losses included in net loss of $1.6 million for the first quarter of 2003.

(7) BENEFIT PLANS

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

         The net periodic pension cost was as follows for the first quarter of 2004 and 2003 (000's omitted):

U.S.
----
                                                                  April 4, 2004      March 30, 2003
                                                                 ----------------  -------------------

  ervice cost..................................................         $                   $
 S                                                                     287                227
  nterest cost.................................................
 I                                                                     724                679
  eturn on assets..............................................
 R                                                                    (683)              (569)
  ecognized loss...............................................
 R                                                                     28                  68
  ecognized prior service cost.................................
 R                                                                     94                  94
                                                                 ----------------  -------------------

                                                                        $                   $
Net periodic pension cost.....................................         450                499
                                                                 ================  ===================

Non-U.S.
--------
                                                                  April 4, 2004      March 30, 2003
                                                                 ----------------  -------------------

  ervice cost..................................................         $                   $
 S                                                                     88                  77
  nterest cost.................................................
 I                                                                    1,129               938
  eturn on assets..............................................
 R                                                                    (864)              (655)
  ecognized loss...............................................
 R                                                                     208                197
                                                                 ----------------  -------------------

                                                                        $                   $
Net periodic pension cost.....................................         561                557
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

U.S.
----
                                                                  April 4, 2004      March 30, 2003
                                                                 ----------------  -------------------

  ervice cost..................................................         $                   $
 S                                                                     80                  66
  nterest cost.................................................
 I                                                                     369                372
  ecognized loss...............................................
 R                                                                     52                  34
  ecognized prior service cost.................................
 R                                                                    (226)              (226)
                                                                 ----------------  -------------------

                                                                        $                   $
Net periodic pension cost.....................................         275                246
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

(8) BUSINESS SEGMENTS

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

                                                                                          April 4,         March 30,
                                                                                            2004              2003
                                                                                       -------------    ---------------
         REVENUES FROM EXTERNAL CUSTOMERS:
            Aerosol................................................................    $      92,155    $        88,778
            International..........................................................           78,398             63,328
            Paint, Plastic & General Line..........................................           33,426             31,245
            Custom & Specialty.....................................................            9,488             15,802
                                                                                       -------------    ---------------
            Total revenues.........................................................    $     213,467    $       199,153
                                                                                       =============    ===============

         INCOME (LOSS) FROM OPERATIONS:
            Aerosol................................................................    $      14,585    $        14,008
            International..........................................................           (1,418)            (1,509)
            Paint, Plastic & General Line..........................................            3,472              4,185
            Custom & Specialty.....................................................             (347)               551
                                                                                       --------------   ---------------
            Total Segment Income From Operations...................................           16,292             17,235
            Unallocated Selling, General & Administrative Expenses (a).............           (6,344)            (6,247)
            Special Charges (b)....................................................             (482)              (758)
            Interest Expense.......................................................          (12,717)           (13,068)
            Bank Financing Fees....................................................           (1,378)            (1,014)
                                                                                       -------------    ---------------
            Loss before income taxes...............................................    $      (4,629)   $        (3,852)
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

(10) SUBSEQUENT EVENTS

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

(11) SUBSIDIARY GUARANTOR INFORMATION

         The following  presents the  condensed  consolidating  financial  data for U.S. Can  Corporation  (the "Parent
Guarantor"),   United  States  Can  Company  (the  "Issuer"),  USC  May  Verpackungen  Holding Inc.   (the  "Subsidiary
Guarantor"),  and the Issuer's European  subsidiaries,  including May Verpackungen  GmbH & Co., KG (the  "Non-Guarantor
Subsidiaries"),  as of April 4, 2004 and  December  31,  2003 and for the  quarterly  periods  ended  April 4, 2004 and
March 30,  2003. The  information as of April 4, 2004, and for the quarterly  periods ended April 4, 2004 and March 30,
2003 has been restated (see Note (2)).  Investments  in  subsidiaries  are accounted for by the Parent  Guarantor,  the
Issuer  and  the  Subsidiary  Guarantor  under  the  equity  method  for  purposes  of the  supplemental  consolidating presentation.  Earnings of subsidiaries are,  therefore,  reflected in their parent's investment accounts and earnings.
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

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 RESTATED For the Quarterly Period Ended APRIL 4, 2004
                                                      (unaudited)
                                                    (000's omitted)

                                                                                      Restated
                                                  Restated          USC May        USC Europe/ May
                                    Restated       United        Verpackungen     Verpackungen GmbH                   Restated
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor       Restated    Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 135,069        $      -           $  78,398           $    -      $ 213,467
COST OF SALES..................             -        117,359               -              76,356                -        193,715
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross profit..............             -         17,710               -               2,042                -         19,752
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -          6,344                -              3,460                -          9,804
SPECIAL CHARGES................             -              -                -                482                -            482
                                       -------     ---------        ---------          ----------          -------     ---------
     Operating income..........             -         11,366                -             (1,900)               -          9,466
INTEREST EXPENSE...............             -         10,922            1,353                442                -         12,717
BANK FINANCING FEES............             -          1,288                -                 90                -          1,378
EQUITY IN LOSS
  OF SUBSIDIARIES .............         (4,961)       (4,374)            (822)                -             10,157            -
                                       -------     ----------       -----------        ---------           --------    --------

     Loss before income taxes           (4,961)       (5,218)          (2,175)            (2,432)           10,157  (4,629)
PROVISION (BENEFIT) FOR
  INCOME TAXES.................             -           (257)              75                514                -            332
                                       -------     ----------       ---------          ---------           -------     ---------

NET LOSS.......................         (4,961)       (4,961)          (2,250)            (2,946)           10,157  (4,961)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (3,824)           -                -                  -                 -         (3,824)
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS..................        $(8,785)    $  (4,961)       $  (2,250)         $  (2,946)          $10,157     $  (8,785)
                                       =======     =========        =========          =========           ========    =========

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                RESTATED For the Quarterly Period Ended MARCH 30, 2003
                                                      (unaudited)
                                                    (000's omitted)

                                                                                      Restated
                                                  Restated          USC May        USC Europe/ May
                                    Restated       United        Verpackungen     Verpackungen GmbH                   Restated
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor       Restated    Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 135,825        $      -           $  63,328           $    -      $ 199,153
COST OF SALES..................             -        117,080               -              61,798                -        178,878
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross profit..............             -         18,745               -               1,530                -         20,275
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -          6,248                -              3,039                -          9,287
SPECIAL CHARGES................             -            527                -                231                -            758
                                       -------     ----------       ---------          ----------          -------     ---------
     Operating income..........             -         11,970                -             (1,740)               -         10,230
INTEREST EXPENSE...............             -         10,628            1,596                844                -         13,068
BANK FINANCING FEES............             -          1,014                -                 -                 -          1,014
EQUITY IN LOSS
  OF SUBSIDIARIES .............         (4,432)       (4,636)          (2,001)                -             11,069            -
                                       -------     ---------        -----------        ---------           --------    --------
     Loss before income taxes           (4,432)       (4,308)          (3,597)            (2,584)           11,069        (3,852)
PROVISION FOR
  INCOME TAXES.................             -            124                -                456                -            580
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS.......................         (4,432)       (4,432)          (3,597)            (3,040)           11,069        (4,432)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (3,246)           -                -                  -                 -         (3,246)
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS..................        $(7,678)    $  (4,432)       $  (3,597)         $  (3,040)          $11,069     $  (7,678)
                                       =======     =========        =========          =========           ========    =========

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                             RESTATED As of APRIL 4, 2004
                                                      (unaudited)
                                                    (000s omitted)

                                                                                       Restated
                                                                     USC May       USC Europe/ May
                                  Restated        Restated        Verpackungen       Verpackungen                        Restated
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor      Restated        Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      1,608      $           -       $      3,689       $       -      $      5,297
     Accounts receivable......             -          51,591                   -            36,810                -           88,401
     Inventories..............             -          53,274                   -            44,749                -           98,023
     Other current assets.....             -           5,798                   -            12,180                -           17,978
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         112,271                   -            97,428                -          209,699
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         140,202                   -            99,203                -          239,405
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          31,009                   -               126                -           31,135
OTHER NON-CURRENT ASSETS......             -          38,382                   -            14,466                -           52,848
INTERCOMPANY
  ADVANCES....................             -         262,230                   -                 -         (262,230)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             59,493                 -          (59,493)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    611,478      $       59,493      $    211,223       $ (321,723)    $    560,471
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      2,033      $           -       $     23,035       $       -      $     25,068
     Accounts payable.........             -          37,124                   -            57,963                -           95,087
     Restructuring reserves...             -           1,678                   -               447                -            2,125
     Income taxes payable.....             -               -                   -               391                -              391
     Other current liabilities             -          30,789                   -            15,307                -           46,096
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          71,624                   -            97,143                -          168,767
liabilities...................
TOTAL LONG TERM DEBT..........           854         534,657                   -                 -                -          535,511
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          41,018                 930            30,028                -           71,976
OTHER LONG-TERM
  LIABILITIES.................             -           2,594                   -             2,974                -            5,568
PREFERRED STOCK...............       150,779               -                   -                 -                -          150,779
INTERCOMPANY LOANS............       112,055               -             123,023            27,152         (262,230)               -
INVESTMENT IN
  SUBSIDIARIES................       108,442          70,027                   -                  -        (178,469)                -
STOCKHOLDERS' EQUITY..........      (372,130)       (108,442)            (64,460)           53,926          118,976         (372,130)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    611,478      $       59,493      $    211,223       $ (321,723)    $    560,471
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                                AS OF DECEMBER 31, 2003
                                                    (000's omitted)

                                                                     USC May
                                                                                   USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $     16,854      $           -       $      6,110       $       -      $     22,964
     Accounts receivable......             -          44,157                   -            37,236                -           81,393
     Inventories..............             -          52,739                   -            42,401                -           95,140
     Other current assets.....             -           7,126                   -             7,587                -           14,713
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         120,876                   -            93,334                -          214,210
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         143,777                   -           103,712                -          247,489
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          30,685                   -               131                -           30,816
OTHER NON-CURRENT ASSETS......             -          39,570                   -            14,949                -           54,519
INTERCOMPANY
  ADVANCES....................             -         260,962                   -                 -         (260,962)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             61,961                 -          (61,961)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    623,254      $       61,961      $    212,126       $ (322,923)    $    574,418
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      2,379      $           -       $     21,078       $       -      $     23,457
     Accounts payable.........             -          42,237                   -            56,174                -           98,411
     Restructuring reserves...             -           2,831                   -               581                -            3,412
     Income taxes payable.....             -               -                   -               362                -              362
     Other current liabilities             -          35,683                   -            15,012                -           50,695
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          83,130                   -            93,207                -          176,337
liabilities...................
TOTAL LONG TERM DEBT..........           854         534,913                   -                 -                -          535,767
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          41,069                 930            29,780                -           71,779
OTHER LONG-TERM
  LIABILITIES.................             -           2,594                   -             2,898                -            5,492
PREFERRED STOCK...............       146,954               -                   -                 -                -          146,954
INTERCOMPANY LOANS............       112,056               -             121,595            27,311         (260,962)               -
INVESTMENT IN
  SUBSIDIARIES................       102,047          63,595                   -                  -        (165,642)                -
STOCKHOLDERS' EQUITY..........      (361,911)       (102,047)            (60,564)           58,930          103,681         (361,911)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    623,254      $       61,961      $    212,126       $ (322,923)    $    574,418
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 RESTATED FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2004
                                                      (unaudited)
                                                     (000s omitted)

                                               U.S. Can        United          USC May            Restated          Restated
                                                                            Verpackungen      USC Europe / May
                                                             States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES.........$.....-.....   $(11,040)      $  (2,250)           $ (2,793)        $ (16,083)
                                                 -     -        ---------      ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (3,354)             -                 (365)           (3,719)
  Proceeds from sale of property.......................-.....      1,018              -                    -             1,018
                                                       -        --------       ---------            --------         ---------
      Net cash used for investing activities...........-.....     (2,336)             -                 (365)           (2,701)
                                                       -        --------       ---------            ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (1,268)          2,250                (982)                -
  Payments of other long-term debt.....................-.....       (602)             -                    -              (602)
  Borrowings of other debt.............................-.....          -              -                2,169             2,169
                                                       -        --------       ---------            ---------        ---------
      Net cash (used for) provided by                  -          (1,870)
                                                 --------       ----------
financing
     activities..............................................                      2,250               1,187             1,567
                                                                               ----------           ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                 (450)             (450)
                                                       -        --------       ---------            ---------        ----------
DECREASE IN CASH AND                                   -         (15,246)
  CASH EQUIVALENTS...........................................                         -               (2,421)          (17,667)
CASH AND CASH EQUIVALENTS, beginning of                -          16,854
                                                 --------       ---------
  period.....................................................                         -                6,110            22,964
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  1,608       $      -             $  3,689         $   5,297
                                                 =     =        =========      =========            ========         =========

                                         U.S. CAN CORPORATION AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                RESTATED FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003
                                                      (unaudited)
                                                     (000s omitted)

                                                                               USC May            Restated
                                                               United       Verpackungen      USC Europe / May      Restated
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED FOR) PROVIDED BY OPERATING      $     -        $  3,463
                                                 --------       --------
  ACTIVITIES.................................................                  $  (3,601)           $   (638)        $    (776)
                                                                               ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (2,782)             -               (1,076)           (3,858)
  Proceeds from sale of property.......................-.....         13              -                5,173             5,186
                                                       -        --------       ---------            --------         ---------
      Net cash (used for) provided by                  -          (2,769)
                                                 --------       --------
investing activities.........................................                         -                4,097             1,328
                                                                               ---------            --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (2,513)          3,601              (1,088)                -
  Net borrowings under revolving line of               -             200
credit.......................................................                         -                    -               200
  Payments of other long-term debt.....................-.....       (265)             -               (5,227)           (5,492)
  Borrowings of other debt.............................-.....          -              -                  478               478
                                                       -        --------       ---------            ---------        ---------
      Net cash (used for) provided by                  -          (2,578)
                                                 --------       ----------
financing
     activities..............................................                      3,601              (5,837)           (4,814)
                                                                               ----------           ----------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                 (403)             (403)
                                                       -        --------       ---------            ---------        ----------
DECREASE IN CASH AND                                   -          (1,884)
  CASH EQUIVALENTS...........................................                         -               (2,781)           (4,665)
CASH AND CASH EQUIVALENTS, beginning of                -           5,707
                                                 --------       ---------
  period.....................................................                         -                5,983            11,690
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  3,823       $      -             $  3,202         $   7,025
                                                 =     =        =========      =========            ========         =========

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following narrative  discusses the results of operations,  liquidity and capital resources for the Company on a  consolidated  basis.  This section  should be read in  conjunction  with the financial  statements  and footnotes contained  within this report and the  Corporation's  Annual  Report on Form 10-K/A for the fiscal year ended  December
31, 2003 (see  "Management's  Discussion  and  Analysis of Financial  Condition  and Results of  Operations"  contained therein).

Restatements

         This Form 10-Q/A  amends and restates the following  sections of the original Form 10-Q,  which was filed with the Securities and Exchange Commission on May 13, 2004 (the "Original 10-Q"):
         Part I...
o        Item 1.  Financial Statements
o        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
o        Item 4.  Controls and Procedures.
         Part II
o        Item 6.  Exhibits and Reports On Form 8-K

         The Company has restated its financial  statements  as of and for the years ended  December 31, 2003 and 2002, and for the first quarter of 2004 (the  "Restatement")  to reflect  adjustments  to its previously  reported  financial information  for such periods.  The  foregoing  items have been amended to reflect the effects of the  Restatement  and have not been updated to reflect  other  events  occurring  after the filing of the Original  Form 10-Q or to modify or update  those  disclosures  affected  by  subsequent  events,  except  for those  disclosures  provided  in Note (2) to
Consolidated  Financial  Statements  included  in Item 1 of this Form  10-Q/A.  As a result,  you should read this Form
10-Q/A in  conjunction  with the Company's  Form 10-K/A for the year ended December 31, 2003 (the "December 2003 10-K")
and the Company's  periodic  reports filed under the Securities and Exchange Act of 1934 (the "Exchange Act") following the  filing of this Form  10-Q/A.  This Form  10-Q/A  reflects  balances  and  amounts  on a  restated  basis.  For the convenience  of the reader,  this Form 10-Q/A amends in its entirety the Original  10-Q, but does not restate or update the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above.

         For a  discussion  of the  individual  adjustments  contained  in the  Restatement,  see  "Item  1.  Financial
Statements --Note (2)  Restatements."

         In August 2004,  and  subsequent to the issuance of its  consolidated  financial  statements for the quarterly period ended April 4, 2004,  the Company  became aware of certain  issues  relating to its Laon,  France  manufacturing facility  following  the  departure of the  facility's  financial  controller.  Following  this  discovery,  management immediately  informed the  Company's  Board of Directors  and its Audit  Committee,  which  conducted a review of these issues  assisted by outside  legal  advisors and  accounting  consultants,  and also  promptly  informed the  Company's independent  auditors,  Deloitte & Touche  LLP.  That  review and work  performed  by the  Company  identified  certain accounting and financial  reporting  improprieties and related material errors in the Company's  financial  statements, all related to the Laon,  France  facility.  On September  30, 2004,  the Company  disclosed  its intent to restate its financial  statements  for the years ended  December  31,  2002 and 2003 and for the  quarterly  period  ended April 4,
2004.  Those changes are reflected in this Restatement.

         The principal effects of the Restatement are:

o        Increases in the reported amounts of cost of sales, causing corresponding increases in net loss of $5.9 million and $7.8 million  for the years ended December 31, 2002, and December 31, 2003, respectively, and $0.4 million and $2.5 million for the quarterly periods ended March 30, 2003 and April 4, 2004, respectively;
o        Decreased working capital, principally as a result of decreased accounts receivable and increased accounts payable and accrued expenses; and
o        Increased short-term borrowings by $5.1 million in the aggregate as of April 4, 2004.

         The  Company  did not amend its  Annual  Report on Form 10-K or  Quarterly  Reports  on Form 10-Q for  periods affected by the Restatement that ended prior to December 31, 2003, and the financial  statements and related  financial information and disclosures contained in those reports should no longer be relied upon.

Use of Estimates; Critical Accounting Policies

         The  preparation of consolidated  financial  statements in conformity  with  accounting  principles  generally accepted in the United States requires  management to make estimates and assumptions  that affect the reported  amounts of assets and  liabilities,  disclosure of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenue  and  expenses  during the  reporting  period.  Estimates  are used for,  but not limited to: customer rebate accruals included in allowance for doubtful accounts;  inventory  valuation;  restructuring amounts;  asset impairments;  goodwill  impairments;  pension assumptions and tax valuation  allowances.  Future events and their effects cannot be perceived with certainty.  Accordingly,  our accounting  estimates  require the exercise of management's  current  best  reasonable  judgment  based on  facts  available.  The  accounting  estimates  used in the preparation of the consolidated  financial  statements will change as new events occur, as more experience is acquired, as more information is obtained and as the Company's  operating  environments  change.  Accounting  policies  requiring significant  management judgments include those related to revenue recognition,  inventory valuation,  rebate accruals, goodwill impairment,  restructuring  reserves, tax valuation allowances,  pension benefit obligations and interest rate exposure.

         The Company's critical  accounting  policies are described in Note (2) to the audited  Consolidated  Financial
Statements  contained  within the Company's  Annual Report on Form 10-K/A for the fiscal year ended  December 31, 2003.
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

Results of Operations

         The following table presents the Company's Revenue and Gross Profit by segment for the first quarter of 2004 as compared to the first quarter of 2003.

                                           For the three months ended April 4, 2004 and March 30, 2003
                                   -----------------------------------------------------------------------------
                                              Revenue                   Gross Profit        Percentage to Sales
                                   -----------------------------------------------------------------------------
                                        2004           2003           2004          2003      2004      2003
                                   -----------------------------------------------------------------------------

Aerosol                               $   92,155     $ 88,778       $ 14,585      $ 14,008    15.8%     15.8%
International                            78,398          63,328         2,042         1,531    2.6%      2.4%
Paint, Plastic & General Line            33,426          31,245         3,472         4,185   10.4%     13.4%

Custom & Specialty                         9,488         15,802      (347)               551 (3.7)%      3.5%
                                   ----------------------------------------------------------
    Total                             $ 213,467      $ 199,153      $ 19,752      $ 20,275    9.3%      10.2%
                                   ==========================================================

         Consolidated  net sales for the first  quarter  ended  April 4, 2004 were  $213.5  million  compared to $199.2 million in the first quarter of 2003, an increase of 7.2%.  Along  business  segment  lines,  Aerosol net sales for the first quarter of 2004 increased to $92.2 million from $88.8 million for the same period in 2003, a 3.8%  increase,  due to increased unit volume ($4.5  million)  offset by changes in customer and product mix ($1.1  million).  International net sales  increased to $78.4  million for the first  quarter of 2004 from $63.3 million for the first quarter of 2003, an increase of $15.1 million or 23.8%.  The increase was due to the positive  impact of the  translation  of sales made in foreign  currencies  based upon using the same average U.S. dollar exchange rates in effect during the first quarter of 2003 ($10.8  million),  an increase in volume  ($3.1  million)  and the  positive  impact of a change in product mix
($1.2  million).  Paint,  Plastic & General  Line net sales  increased  $2.2  million  to $33.4  million  for the first quarter of 2004 from $31.2  million for the first  quarter of 2003.  This  increase  was due to an increase in plastics volume ($0.9 million) and increasing  resin prices in our plastics  business ($1.9  million),  which are  contractually passed on to customers,  partially  offset by the negative impact of decreased metal can volume ($0.6 million).  In the
Custom & Specialty  segment,  sales  decreased  40.0% from $15.8  million for the first quarter of 2003 to $9.5 million for the first quarter of 2004, driven primarily by a decline in volume.

          Consolidated  gross profit  decreased  $0.5 million for the quarter ended April 4, 2004 from the same quarter in 2003.  Along  business  segment lines,  Aerosol gross profit dollars  increased by $0.6 million while the percentage to sales  remained  the same at 15.8%.  The increase in Aerosol  gross profit  dollars was due to an increase in volume in the first  quarter  of 2004  versus  the same  period of 2003  partially  offset by  increased  raw  material  costs associated  with steel  surcharges as discussed in the "Liquidity and Capital  Resources"  section.  The  International segment gross profit  increased $0.5 million  versus the same period in 2003 and the  percentage to sales  increased to
2.6% from 2.4%. The increase in International  gross profit was primarily due to increased  International  volume ($0.8 million) and cost reduction programs and other operational  efficiency  improvements  ($0.3 million),  partially offset by accelerated  depreciation  related to production  lines to be idled in conjunction with the German food can business product line  profitability  review ($0.6 million).  The Paint,  Plastic & General Line segment gross profit  decreased
$0.7 million  versus the same period in 2003.  The  percentage  to net sales  decreased  from 13.4% in 2003 to 10.4% in
2004.  The  decrease  in  dollars  and  percentage  was due to a change in demand in the first  quarter of 2004 to less profitable  product  lines ($0.8  million)  along with an increase in  corporate  allocated  expenses  ($0.2  million), partially  offset by volume  related  efficiencies  in our plastics  business  ($0.3  million).  The Custom & Specialty segment  gross profit  decreased to a loss of $(0.3)  million,  compared to income of $0.6 million in the first quarter of 2003.  The  decline  was driven  primarily  by the  overhead  absorption  impact of  producing  fewer units due to a decline in volume ($1.9  million)  partially  offset by cost  reduction  programs and  operational  improvements  ($1.0 million).

         Selling,  general and  administrative  costs were $9.8  million or 4.6% of sales in the first  quarter of 2004 compared  to $9.3  million  or 4.7% of sales in the first  quarter  of 2003.  The  increase  in  selling,  general  and administrative  costs in the first  quarter is primarily  due to the  negative  impact of the  translation  of expenses incurred in foreign currencies to U.S. dollars.

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

(a)      Includes $4.6 million classified as other long-term liabilities as of April 4, 2004.
(b)      Non-cash foreign currency translation impact

         Interest expense in the first three months of 2004 decreased 2.7%, or $0.4 million,  versus the same period of
2003.  The decrease is due  primarily to the  expiration of the Company's  interest rate  protection  agreements in the fourth  quarter of 2003 ($1.5  million)  partially  offset by higher  interest rates due to the issuance of the 10 7/8%
Senior  Secured Notes in July 2003 ($0.9  million) and higher  average  borrowings  ($0.2  million)  during the period.
Bank  financing  fees for the first quarter of 2004 were $1.4 million as compared to $1.0 million for the first quarter of 2003, due to the amortization of deferred financing costs related to the 10 7/8% Senior Secured Notes.

         Income tax expense was $0.3  million for the first  quarter of 2004 versus  income tax expense of $0.6 million for the first  quarter of 2003.  The Company had  previously  (in 2002 and 2003)  recorded  valuation  allowances as it could not  conclude  that it is "more  likely than not" that all of the  deferred  tax assets of certain of its foreign operations will be realized in the foreseeable  future.  Accordingly,  the Company did not record an income tax benefit related to the first quarter 2004 and 2003 losses of the applicable operations.

         Payment in kind  dividends of $3.8 million and $3.2 million on the  redeemable  preferred  stock were recorded for the first quarters of 2004 and 2003, respectively.

Liquidity and Capital Resources

         During the first quarter of 2004,  liquidity needs were met through cash on hand and internally generated cash flow.  Principal  liquidity needs included operating costs,  working capital and capital  expenditures.  Cash flow used by  operations  was $16.1  million for the three months  ended April 4, 2004  compared to cash used of $0.8 million for the three  months  ended March 30, 2003.  The  increased  use of cash by  operations  is due  primarily to increases in working capital,  including the payment of $10.6 million of interest  payments on our 12 3/8% Senior  Subordinated debt in the first fiscal quarter of 2004 versus the second fiscal quarter of 2003.

         Net cash used for  investing  activities  was $2.7 million for the first  quarter of 2004 compared to net cash provided of $1.3  million for the first  quarter of 2003.  First  quarter 2004  investing  activities  include  capital spending of $3.7  million  offset by the net proceeds  received  from the March 2004 sale of our closed  Dallas,  Texas facility of $1.0 million.  Proceeds  received  from the sale of property  during the first quarter of 2003 are composed primarily of the payment  received for the sale of the Company's  Daegeling,  Germany  facility,  which was sold at the end of 2002.

         Net cash provided by financing  activities in the first three months of 2004 was $1.6 million  versus net cash used of $4.8  million for the same period in 2003.  The primary  first  quarter  2004  sources of cash were  borrowings under the  revolving  line of credit  granted by one of May  Verpackungen's  lenders and  short-term  borrowings by our facility in Laon, France, both to fund working capital requirements.

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

         At April 4, 2004, $42.1 million was outstanding  under the $110.0 million revolving loan portion of the Senior
Secured Credit Facility.  Letters of Credit of $12.7 million were also outstanding  securing the Company's  obligations under various insurance programs and other contractual  agreements.  In addition,  the Company had $5.3 million of cash and cash equivalents at quarter end.

         The Senior  Secured  Credit  Facility,  the 10 7/8% Senior  Secured Notes and the 12 3/8% Senior  Subordinated
Notes contain a number of financial and restrictive  covenants.  Under our Senior Secured Credit Facility,  the Company
is required to meet certain  financial  tests,  including  achievement of a minimum  EBITDA level,  a minimum  interest coverage ratio, a minimum fixed charge coverage ratio and a maximum  leverage  ratio.  The restrictive  covenants limit the Company's  ability to incur debt,  pay dividends or make  distributions,  sell assets or  consolidate or merge with other  companies.  As of April 4, 2004,  the Company  reported that it was in compliance  with its covenants  under the aforementioned  facilities.  On a restated  basis,  the Company was not in  compliance  with  certain of its  financial ratios under the Senior  Secured Credit  Facility;  however,  subsequent to April 4, 2004,  the Company  refinanced its senior debt and was in  compliance  with the  financial  covenants  of its new senior debt  facility  for all  relevant periods.

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

Item 4. Controls and Procedures

         As of April 4, 2004,  the  Company's  management,  with the  participation  of the Company's  Chief  Executive
Officer and Chief  Financial  Officer,  evaluated  the  effectiveness  of the design and  operations  of the  Company's disclosure  controls and  procedures  (as defined in Rule  13a-15(e)  under the  Securities  Exchange  Act of 1934,  as amended).  Based upon that evaluation,  the Chief Executive Officer and Chief Financial Officer concluded,  as of April
4, 2004, that the Company's  disclosure controls and procedures were effective for recording,  processing,  summarizing and reporting the information the Company discloses in the reports that the Company files with the Commission.

         During the quarter ended April 4, 2004, there was no change in the Company's  internal controls over financial reporting that materially  affected,  or was reasonably likely to materially  affect,  the Company's  internal controls over financial reporting.

         Subsequent to April 4, 2004, and as a result of inquiries regarding  accounting and financial reporting issues at its Laon,  France  facility,  the Company  determined  that it would restate its financial  statements for the years ended  December 2002 and 2003,  and the quarter  ended April 4, 2004 (the  "Restatement").  In addition,  in connection with the  Restatement,  the  Company's  auditors,  Deloitte & Touche LLP,  delivered a letter to the Company  regarding
"material  weaknesses"  in the  Company's  internal  controls  concerning  oversight  of its  European  operations,  in particular  its Laon,  France  facility.  For a  discussion  of the  restatement  adjustments,  see "Item 1.  Financial
Statements - Note (2) Restatements."

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

Item 6. Exhibits and Reports On Form 8-K
(a)      Exhibits
31.1     Certification of Chief Executive Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

31.2     Certification of Chief Financial Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

         (b)      Reports on Form 8-K
                  (i)    The Company  furnished to the  Commission a Current Report on Form 8-K on February 24, 2004 to
                         announce its results of  operations  for the period ended  December  31, 2003.  The  Company's fourth  quarter 2004  earnings  press release was attached to the Current  Report.  Subsequent to the  filing  of  this  report,  the  Company  restated  its  financial  statements  and the disclosures in the report should no longer be relied upon.

                                                     SIGNATURES

         Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               U.S. CAN CORPORATION

Date:  November 17, 2004                                                       By:   /s/ Sandra K. Vollman
                                                                                     ---------------------
                                                                                    Sandra K. Vollman
                                                                                    Senior Vice President and
                                                                                    Chief Financial Officer
                                                                                    (Duly authorized officer and
                                                                                    principal financial officer)