Form 10-Q
period 2004-07-04
US CAN CORP
filed 2004-11-18
CIK 895726

==========================================================================================================================

                                                      UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                        FORM 10-Q

                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                           THE SECURITIES EXCHANGE ACT OF 1934
                                       For the Quarterly Period Ended July 4, 2004

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

                                                       Yes |_| No |X|

         As of November 15, 2004, 53,333.333 shares of Common Stock were outstanding.

==========================================================================================================================

                                          U.S. CAN CORPORATION AND SUBSIDIARIES

                                                        FORM 10-Q

                                       FOR THE QUARTERLY PERIOD ENDED JULY 4, 2004

                                                    TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the Three and Six Months Ended
                 July 4, 2004 and June 29, 2003 (As restated).....................................................     3

                 Consolidated Balance Sheets as of July 4, 2004 and December 31, 2003.............................     4

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 July 4, 2004 and June 29, 2003 (As restated).....................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    28

Item 6.          Exhibits and Reports on Form 8-K.................................................................    28

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
                                                     (000's omitted)

                                                                       For The                           For The
                                                                  Three Months Ended                Six Months Ended
                                                           --------------------------------- --------------------------------
                                                            July 4, 2004      As Restated     July 4, 2004     As Restated
                                                                             (See Note (2))                   (See Note (2))
                                                                             June 29, 2003                    June 29, 2003
                                                           ----------------  --------------- ---------------  ---------------
                                                                                      (Unaudited)
Net Sales                                                    $   211,809       $   210,623     $   425,276      $   409,776
Cost of Sales                                                    192,903           189,291         386,618          368,169
                                                             -----------       -----------     -----------      -----------
     Gross Profit                                                 18,906            21,332          38,658           41,607
Selling, General and Administrative Expenses                      10,439             8,619          20,243           17,906
Special Charges                                                      922               592           1,404            1,350
                                                             -----------       -----------     -----------      -----------
     Operating Income                                              7,545            12,121          17,011           22,351
Interest Expense                                                  12,865            13,095          25,582           26,163
Bank Financing Fees                                                1,218             1,014           2,596            2,028
Loss from Early Extinguishment of Debt                             5,508                 -           5,508                -
                                                             -----------       -----------     -----------      -----------
     Loss Before Income Taxes                                    (12,046)           (1,988)        (16,675)          (5,840)
Provision (Benefit) for Income Taxes                              (2,256)            2,068          (1,924)           2,648
                                                             ------------      -----------     ------------     -----------

Net Loss                                                          (9,790)           (4,056)        (14,751)          (8,488)
Preferred Stock Dividend Requirement                              (3,760)           (3,400)         (7,584)          (6,646)
                                                             -----------       -----------     -----------      -----------
Net Loss Attributable to Common Stockholders                 $   (13,550)      $    (7,456)    $   (22,335)     $   (15,134)
                                                             ===========       ===========     ===========      ===========

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                          U.S. CAN CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                          (000's omitted, except per share data)

                                                                                    July 4,         December 31,
                                    ASSETS                                           2004               2003
                                                                                ----------------  -----------------
CURRENT ASSETS:                                                                            (Unaudited)
      Cash and cash equivalents                                                   $      10,117     $       22,964
      Accounts receivable, net of allowances                                             95,079             81,393
      Inventories                                                                       100,017             95,140
      Other current assets                                                               14,160             14,713
                                                                                ----------------  -----------------
          Total current assets                                                          219,373            214,210

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                         234,166            247,489

GOODWILL                                                                                 27,384             27,384

DEFERRED INCOME TAXES                                                                    33,644             30,816

OTHER NON-CURRENT ASSETS                                                                 49,714             54,519
                                                                                ----------------  -----------------
          Total assets                                                            $     564,281     $      574,418
                                                                                ================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations          $      11,609     $       23,457
      Accounts payable                                                                   97,816             98,411
      Accrued expenses                                                                   54,249             50,695
      Restructuring reserves                                                              2,434              3,412
      Income taxes payable                                                                  359                362
                                                                                ----------------  -----------------
          Total current liabilities                                                     166,467            176,337

LONG TERM DEBT                                                                          552,034            535,767

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS                                                                         71,510             71,779

OTHER LONG-TERM LIABILITIES                                                               5,353              5,492
                                                                                ----------------  -----------------

          Total liabilities                                                             795,364            789,375

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized,
   106,667 shares issued & outstanding                                                  154,538            146,954

STOCKHOLDERS' EQUITY:
      Common stock, $10.00 par value, 100,000 shares authorized,
        53,333 shares issued & outstanding                                                  533                533
      Additional paid in capital                                                         52,800             52,800
      Accumulated other comprehensive loss                                              (29,499)           (28,124)
      Accumulated deficit                                                              (409,455)          (387,120)
                                                                                ----------------  -----------------
          Total stockholders' equity / (deficit)                                       (385,621)          (361,911)
                                                                                ----------------  -----------------
              Total liabilities and stockholders' equity                          $     564,281     $      574,418
                                                                                ================  =================

                             The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                          U.S. CAN CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (000's omitted)

                                                                                            For the Six Months Ended
                                                                                                          As Restated (See
                                                                                                             Note (2))
                                                                                       July 4, 2004        June 29, 2003
                                                                                     ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net loss                                                                               $   (14,751)        $    (8,488)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
      Depreciation and amortization                                                           22,146              18,519
      Special charges                                                                          1,404               1,350
      Loss from early extinguishment of debt                                                   5,508                  -
      Deferred income taxes                                                                   (3,168)              1,690
  Change in operating assets and liabilities:
      Accounts receivable                                                                    (14,210)            (23,902)
      Inventories                                                                             (5,676)              2,326
      Accounts payable                                                                           409               6,112
      Accrued expenses                                                                           621              (2,889)
      Other, net                                                                               2,807              (1,391)
                                                                                         -----------         -----------
          Net cash used in operating activities                                               (4,910)             (6,673)
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures including restructuring capital                                        (7,453)             (7,586)
  Proceeds from sale of property                                                               1,076               5,429
                                                                                         -----------         -----------
          Net cash used in investing activities                                               (6,377)             (2,157)
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Term B loan                                                                  250,000                  -
  Net borrowings (payments) under the revolving line of credit                               (42,100)             20,300
   Payments of Tranche A loan                                                                (38,706)             (2,000)
   Payments of Tranche B loan                                                               (130,175)               (250)
   Payments of Tranche C loan                                                                (20,000)                  -
   Borrowing of other long-term debt                                                           3,656               4,371
  Payments of other long-term debt, including capital lease obligations                      (18,136)             (4,876)
  Payment of debt financing costs                                                             (5,485)                  -
                                                                                         ------------        -----------
          Net cash provided by (used in) financing activities                                   (946)             17,545
                                                                                         -------------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (614)             (1,359)
                                                                                         -------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (12,847)              7,356

CASH AND CASH EQUIVALENTS, beginning of year                                                  22,964              11,690
                                                                                         ------------        -----------

CASH AND CASH EQUIVALENTS, end of period                                                 $    10,117         $    19,046
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
                                                       JULY 4, 2004
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

STOCK-BASED COMPENSATION

         The Company  periodically  issues  stock  options  under the U.S.  Can 2000 Equity  Incentive  Plan.  The Company
continues to utilize the  intrinsic  method  under APB Opinion No. 25 to account for its  stock-based  compensation  plan;
therefore, no compensation costs are recognized in the Company's financial statements for options granted.

         In accordance  with Statement of Financial  Accounting  Standards  ("SFAS") No. 148  "Accounting  for Stock-Based
Compensation - Transition and  Disclosure",  the following table presents (in thousands) what the Company's net loss would have been had the Company  determined  compensation  costs using the fair value-based  accounting method for the three and six months ended July 4, 2004 and June 29, 2003.

                                               Three Months Ended                      Six Months Ended
                                      -------------------------------------- --------------------------------------

                                         July 4, 2004       June 29, 2003        July 4, 2004      June 29, 2003
                                      -------------------------------------- --------------------------------------

Net Loss...............................$....               $                  $          (14,751) $
                                      (9,790)             (4,056)                                (8,488)

Stock-Based Compensation Cost,
   net of tax - fair value method.....(26)..              (20)               (56)                             (40)
                                      -------------------------------------- --------------------------------------

   Pro-Forma Net Loss....................$..                $                    $                  $
                                        (9,816)            (4,076)           (14,807)              (8,528)
                                        ================== ===========================================================

ACCOUNTING CHANGE

         As discussed in Note (5), during the quarter ended July 4, 2004, the Company's domestic operations changed the method of accounting for the cost of inventories from the LIFO method to the FIFO method.  The Company's foreign subsidiaries continue to account for inventory using the FIFO method.

NEW ACCOUNTING PRONOUNCEMENTS

         In June  2004,  the  Financial  Accounting  Standards  Board  ("FASB")  issued  Staff  Position  SFAS No.  106-2,
"Accounting and Disclosure  Requirements Related to the Medicare  Prescription Drug,  Improvement and Modernization Act of
2003." The  Medicare  Prescription  Drug,  Improvement  and  Modernization  Act of 2003 ("The Act") was signed into law on
December 8, 2003.  The Act  introduced a  prescription  drug benefit under  Medicare and a federal  subsidy to sponsors of retiree  health care benefit plans that provide a benefit that is at least  actuarially  equivalent to Medicare.  SFAS No.
106-2 provides guidance on the accounting,  disclosure,  effective date and transition  related to The Act. SFAS No. 106-2 is  effective  for the Company in the first  interim  period  beginning  after June 15,  2004.  The  Company is  currently evaluating the impact of SFAS 106-2's recognition,  measurement and disclosure  provisions on its financial statements but does not expect the impact to be material.

(2)

  RESTATEMENT

         These financial  statements reflect  adjustments to the Company's  financial  information  previously reported on
Form 10-Q for the quarterly period ended June 29, 2003.

         In August 2004, the Company became aware of certain issues relating to its Laon,  France  manufacturing  facility following the departure of the facility's financial  controller.  Following this discovery,  management informed its Board of Directors and its Audit Committee.  The Audit  Committee,  with the assistance of outside legal advisors and accounting consultants,  conducted a review of the  operations  and financial  condition of the Company's  facility in Laon,  France.
That review and work performed by the Company  identified  certain  accounting and financial  reporting  improprieties and related material errors in the Company's financial  statements,  all related to the Laon, France facility.  The effects of the restatement are set forth below:

                                                                              For the three
                                                                                               For the six
                                                                               months ended    months ended
                                                                              --------------- ---------------
                                                                            ---------------------------------
                                                                                     June 29, 2003
                                                                                     -------------
Net Loss, as reported..................................................             $(1,002)        $(5,039)
Understatements of product costs and expenses..........................              (2,204)         (2,204)
Reductions in asset values to net realizable values....................                (409)           (291)
Underaccruals of liabilities...........................................                (763)         (1,131)
Other..................................................................                                  177
                                                                                   -------        ----------
                                                                                         320
                                                                                         ---
Net Loss, as restated..................................................             $(4,056)        $(8,488)
                                                                                    ========        ========

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

         The following  table  presents the impact of the  restatement  adjustments  discussed  above on the  Consolidated
Statement of Operations for the three and six month periods ended June 29, 2003.

                                                     For the three months ended          For the six months ended
                                                            June 29, 2003                      June 29, 2003
                                                             (Unaudited)                        (Unaudited)
                                                 ----------------------------------------------------------------------
                                                   AS RESTATED           AS           AS RESTATED           AS
                                                                     PREVIOUSLY                         PREVIOUSLY
                                                                      REPORTED                           REPORTED
Net Sales                                            $   210,623        $   210,312      $  409,776        $   409,202

Cost of Sales                                            189,291            185,602         368,169            363,148
                                                 ---------------- ------------------ --------------- ------------------
     Gross profit
                                                          21,332             24,710          41,607             46,054

Selling, General and Administrative Expenses               8,619              8,661          17,906             18,337

Special Charges                                              592                591           1,350              1,621
                                                 ---------------- ------------------ --------------- ------------------
     Operating income
                                                          12,121             15,458          22,351             26,096

Interest Expense                                          13,095             13,145          26,163             26,233

Bank Financing Fees                                        1,014              1,014           2,028              2,028
                                                 ---------------- ------------------ --------------- ------------------
     Income (loss) before income taxes
                                                         (1,988)              1,299         (5,840)            (2,165)

Provision (benefit) for Income Taxes                       2,068              2,301           2,648              2,874
                                                 ---------------- ------------------ --------------- ------------------
Net Loss
                                                         (4,056)            (1,002)         (8,488)            (5,039)

Preferred Stock Dividend Requirement                     (3,400)            (3,400)         (6,646)            (6,646)
                                                 ---------------- ------------------ --------------- ------------------
Net Loss Available for Common Stockholders            $  (7,456)         $  (4,402)     $  (15,134)        $  (11,685)
                                                 ================ ================== =============== ==================

(3) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company  paid  interest of  approximately  $27.9  million and $21.8  million for the six months ended July 4,
2004 and June 29,  2003,  respectively.  The Company  paid $0.7  million in income  taxes for the six months ended July 4,
2004 and $0.7 million for the six months ended June 29, 2003.

(4) SPECIAL CHARGES

2004
----

         During the first half of 2004,  the  Company  recorded  restructuring  charges of $1.4  million.  A $0.5  million charge was  recorded in the first  quarter of 2004 and a $0.9 million  charge was  recorded in the second  quarter of 2004 related to  position  elimination  costs in Europe.  The  position  eliminations  consisted  of 41  employees  and include eliminations  related to an early  termination  program in one European facility and a product line  profitability  review program in the  Company's  German food can business,  which will result in the Company  idling  certain of its  production lines.  Total cash  payments in the first six months of 2004 were $2.5 million  (primarily  severance  and  facility  shut down costs) and the Company  anticipates  spending  another  $6.8  million  over the next  several  years.  The  remaining reserve consists  primarily of employee  termination  benefits paid over time for approximately six salaried and 48 hourly employees and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of July 4, 2004:

                                           January 1,         Additions        Cash Payments          July 4,
                                          2004 Balance                                              2004 Balance
                                         ---------------    ---------------    --------------     ----------------
                                         ---------------    ---------------    --------------     ----------------
        Employee Separation                        $4.3               $1.4              $(1.9)          $3.8
        Facility Closing Costs                      3.6                -                 (0.6)           3.0
                                         ---------------    ---------------    --------------     ----------------
                                         ---------------    ---------------    --------------     ----------------
        Total                                      $7.9               $1.4              $(2.5)          $6.8 (a)
                                         ===============    ===============    ==============     ================
                                         ===============    ===============    ==============     ================

(a)      Includes $4.4 million classified as other long-term liabilities as of July 4, 2004.

2003
----

         During the first six months of 2003, the Company  recorded  restructuring  charges of $1.4 million.  $0.8 million of the charges were  recorded in the first quarter of 2003 related to position  elimination  costs in the U.S. and Europe.
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

         The table below presents the reserve categories and related activity as of June 29, 2003:

                           January 1, 2003          Net              Cash                 June 29,
                               Balance           Additions         Payments              2003 Balance
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Employee Separation                  $9.4                $1.4           $(3.3)                  $7.5
Facility Closing Costs                6.5                 -              (2.7)                   3.8
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Total                               $15.9                $1.4           $(6.0)                 $11.3 (a)
                           =================    =============    =============       ====================
                                   ================    ==============      =================

(a)      Includes $3.7 million classified as other long-term liabilities as of June 29, 2003.

(5) INVENTORIES

         Inventories  are stated at the lower of cost using the  first-in,  first-out  (FIFO)  method or market.  Prior to
April 5,  2004,  all of the  Company's  domestic  inventories  were  accounted  for at the lower of cost  determined  on a last-in,  first-out (LIFO) basis or market,  while  inventories of the Company's  foreign  subsidiaries were stated at the lower of cost  determined  on a FIFO basis or market.  During the  quarter  ended  July 4, 2004,  the  Company's  domestic operations  changed the method of accounting  for the cost of  inventories  from the LIFO method to the FIFO method.  This change  in  accounting  principle  was made to  provide  a  better  matching  of  revenue  and  expenses,  and to  enhance transparency of the Company's  financial  statements by conforming the Company's method of inventory valuation to a single method.  This accounting  change did not have a material effect on the financial  statements for current or prior periods, and accordingly, no retroactive restatement of prior financial statements was made.

         Inventories reported in the accompanying balance sheets are classified as follows (000's omitted):

                                                                                           July 4,         December 31,
                                                                                            2004               2003
                                                                                    -----------------   ----------------
         Raw materials........................................................      $          23,211    $        21,872
         Work in process......................................................                 41,028             38,635
         Finished goods.......................................................                 35,778             34,633
                                                                                    -----------------    ---------------
                                                                                    $         100,017    $        95,140
                                                                                    =================    ===============

(6) COMPREHENSIVE NET LOSS

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                          July 4,         December 31,
                                                                                            2004              2003
                                                                                        -------------   ---------------
         Foreign Currency Translation Adjustment ...................................         $(8,440)           $(7,479)
         Minimum Pension Liability Adjustment.......................................         (21,059)           (20,645)
                                                                                        ------------     --------------
         Total Accumulated Other Comprehensive Loss.................................           $(29,499)       $(28,124)
                                                                                        ===============  ==============

         The  components  of  comprehensive  loss for the three and six months ended July 4, 2004 and June 29, 2003 are as follows (000's omitted):
                                                                  Three Months Ended                 Six Months Ended
                                                            ------------------------------- -------------------------
                                                                 July 4,       June 29,          July 4,          June 29,
                                                                  2004           2003             2004              2003
                                                            -------------- ---------------- ----------------  ----------
  Net Loss..................................................    $ (9,790)      $ (4,056)        $(14,751)         $ (8,488)
  Foreign Currency Translation Adjustment.......................      59          5,116           (1,375)            7,247
  Unrealized Gain (Loss) on Cash Flow Hedges (a)................       -          1,200                -             2,230
                                                                --------       --------         --------          --------
  Comprehensive Income (Loss) ..............................    $ (9,731)      $  2,260         $(16,126)         $   (989)
                                                                =========      ========         =========         =========

(a)      Net of  reclassification  of losses included in interest  expense of $1.6 million for the three months ended June
        29, 2003 and $3.2 million for the six months ended June 29, 2003.

 (7) DEBT OBLIGATIONS

         The Company  entered into a Credit  Agreement among U.S. Can  Corporation,  United States Can Company and Various
Lending  Institutions  with  Deutsche  Bank Trust  Company  Americas as  Administrative  Agent,  dated as of June 21, 2004
("Credit  Facility").  The Credit  Facility  provides for aggregate  borrowings of $315.0  million  consisting of a $250.0 million Term B loan and a $65.0 million  Revolving  Credit Facility.  The $65.0 million  revolving credit facility will be used by the Company for ongoing  working  capital and general  corporate  purposes,  including  the issuance of Letters of
Credit as described below.  The Letters of Credit subfacility is limited to $25.0 million.

         As required under the terms of the Credit  Facility,  the Company used the $250.0 million initial Term B proceeds to repay in full all amounts  outstanding  under the Company's  former Senior Secured  Credit  Facility and a secured term loan of $16.5  million,  secured by a mortgage  on the  Company's  Merthyr  Tydfil,  U.K  facility.  At July 4, 2004,  the
Company did not have any borrowings  outstanding  under its $65.0 million  revolving loan portion of the Credit  Facility.
Letters of Credit of $12.9 million were outstanding  securing the Company's  obligations under various insurance  programs and other contractual agreements, which reduce the Company's availability under its revolving credit facility.

         The Company has paid  approximately  $5.5 million of fees and  expenses  related to the Credit  Facility  through
July 4, 2004,  and  expects to incur  approximately  $0.9  million of  additional  fees and  expenses.  These fees will be amortized  over the life of the  applicable  borrowings.  In  addition,  the Company  wrote off $5.5  million of remaining deferred  financing fees related to the Company's former Senior Secured Credit  Facility.  The write off was classified as a "loss from early extinguishment of debt" and included in loss before income taxes.

         Amounts  outstanding under the Credit Facility  initially bore interest at a rate per annum equal to either:  (1)
the base rate (as defined in the Credit Facility) or (2) the  eurocurrency  rate (as defined by the Credit  Facility),  in each case, plus an applicable  margin. In connection with the Company's  investigation at its Laon,  France facility,  the
Company  obtained  waivers of its requirement to timely file financial  statements due to the Restatement  (see Note (2)).
In connection with such waivers and  amendments,  the Company paid fees of $1.0 million and agreed to an increase of 0.25%
in the rate applicable to borrowings under its Credit Facility.

         Borrowings  under the Term B loan are due and payable in  quarterly  installments  of $625,000  beginning on June
30, 2004,  until the final balance is due on January 15, 2010.  The Term B loan is subject to automatic  extension to June
21, 2011 if the Company meets certain  criteria  relating to the  refinancing  of its 10 7/8% Senior  Secured Notes and 12
3/8% Senior  Subordinated  Notes prior to January 10, 2010.  The  revolving  credit  facility is available  until June 21,
2009.  In  addition,  the  Company  is  required  to prepay a portion  of the Term B loan upon the  occurrence  of certain specified events.

         The Credit Facility is secured by a first priority  security interest in all existing and  after-acquired  assets of the Company and its direct and indirect domestic subsidiaries' existing and after-acquired assets,  including,  without limitation,  real property and all of the capital stock owned of the Company's direct and indirect  domestic  subsidiaries
(including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law).

         The Credit  Facility,  the 10 7/8% Senior  Secured  Notes and the 12 3/8%  Senior  Subordinated  Notes  contain a number of  financial  and  restrictive  covenants.  Under the Credit  Facility,  the Company is  required to meet  certain financial tests,  including  achievement of a minimum  interest  coverage ratio, a maximum total leverage ratio, a maximum first lien leverage  ratio,  and maximum  annual  capital  expenditures.  The  restrictive  covenants  limit the Company's ability to incur liens and debt,  sell assets,  pay dividends or make  distributions,  repurchase debt and to make certain loans,  investments or  acquisitions.  The Company was in compliance with all of the required  financial  ratios and other covenants at July 4, 2004.

(8) BENEFIT PLANS

         The Company maintains separate  noncontributory  defined benefit and defined  contribution pension plans covering most domestic hourly  employees and all domestic  salaried  personnel,  respectively.  It is the Company's  policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.

         The net  periodic  pension  cost was as follows for the three  months and six months  ended July 4, 2004 and June
29, 2003, respectively (000's omitted):

U.S.
----
                                             For the Three Months Ended                For the Six Months Ended
                                             --------------------------                ------------------------
                                          July 4, 2004        June 29, 2003        July 4, 2004       June 29, 2003
                                        ------------------  ------------------   ----------------- --------------------

  ervice cost.........................          $                   $                                       $
 S                                             287                 227                 $ 574               454
  nterest cost........................
 I                                             724                 679                1,448               1,358
  eturn on assets.....................
 R                                            (683)               (569)              (1,366)             (1,138)
  ecognized loss......................
 R                                             28                  68                   56                 136
  ecognized prior service cost........
 R                                             94                  94                        188           188
                                        ------------------  ------------------   ----------------- --------------------

                                                $                   $                                       $
Net periodic pension cost............          450                 499                 $ 900               998
                                        ==================  ==================   ================= ====================

Non-U.S.
--------
                                             For the Three Months Ended                For the Six Months Ended
                                             --------------------------                ------------------------
                                          July 4, 2004        June 29, 2003        July 4, 2004       June 29, 2003
                                        ------------------  ------------------   ----------------- --------------------

  ervice cost.........................          $                   $                                       $
 S                                             88                  82                  $ 177               163
  nterest cost........................
 I                                            1,129                984                     2,259          1,967
  eturn on assets.....................
 R                                            (864)               (686)                   (1,727)        (1,372)
  ecognized loss......................
 R                                             208                 206                 415                 412
                                        ------------------  ------------------   ----------------- --------------------

                                                $                   $                                       $
Net periodic pension cost............          561                 586                $ 1,124             1,170
                                        ==================  ==================   ================= ====================

         The Company  provides health and life insurance  benefits for certain  domestic  retired  employees in connection with collective bargaining agreements.

         Net periodic  postretirement  benefit costs for the  Company's  U.S.  postretirement  benefit plans for the three months and six months  ended July 4, 2004 and June 29,  2003,  respectively,  included  the  following  components  (000's omitted):

U.S.
----
                                            For the Three Months Ended                 For the Six Months Ended
                                            --------------------------                 ------------------------
                                         July 4, 2004        June 29, 2003        July 4, 2004       June 29, 2003
                                       ------------------  ------------------    ---------------- --------------------

  ervice cost                                  $                   $                    $                  $
 S                                            80                  66                   160                132
  nterest cost
 I                                            369                 372                  738                744
  ecognized loss
 R                                            52                  34                   104                68
  ecognized prior service cost
 R                                           (226)               (226)                (452)              (452)
                                       ------------------  ------------------    ---------------- --------------------

                                               $                   $                    $                  $
Net periodic pension cost                     275                 246                  550                492
                                       ==================  ==================    ================ ====================

         The Company made $0.3 million in  contributions  to its U.S. based pension plan and $0.3 million of contributions to its non-U.S.  based  pension plans in the second  quarter of 2004.  The Company  previously  disclosed in its financial statements  for the year ended  December 31, 2003 that it expected to  contribute  approximately  $1.5 million to its U.S.
based pension plan in 2004.  For the six months ended July 4, 2004,  $0.5 million of  contributions  have been made to the
Company's U.S. based pension plan.  The Company  presently  anticipates  contributing  an additional  $0.6 million to fund its pension plan in 2004 for a total of  approximately  $1.1 million.  For the six months ended July 4, 2004, $0.6 million of contributions have been made to the Company's  non-U.S.  based pension plans.  The Company does not anticipate its 2004 contributions to its non-U.S.  based pension plans to be significantly  different from the amount previously  disclosed in the Company's consolidated financial statements for the year ended December 31, 2003.

         The Company made payments under its  postretirement  benefit plan of $0.7 million in the first six months of 2004 and $0.3  million  in the  second  quarter  of 2004.  The  Company  does  not  anticipate  its  2004  payments  under  its postretirement  benefit  plan to be  significantly  different  from  the  amount  previously  disclosed  in the  Company's consolidated financial statements for the year ended December 31, 2003.

 (9) BUSINESS SEGMENTS

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

         The following is a summary of revenues from external  customers and income (loss) from  operations  for the three and six month periods ended July 4, 2004 and June 29, 2003, respectively (000's omitted):

                                                                  Three Months Ended                 Six Months Ended
                                                            ------------------------------- ---------------------------------
                                                                                                                        June
                                                            July 4,         June 29,               July 4,    29,
                                                                    2004            2003            2004              2003
                                                            --------------  --------------------------------  ------------
  REVENUES FROM EXTERNAL CUSTOMERS:
  Aerosol...................................................       $94,173         $94,768        $186,328          $183,546
  International.............................................        70,522          71,111         148,920           134,439
  Paint, Plastic & General Line.............................        37,199          31,113          70,625            62,358
  Custom & Specialty........................................         9,915          13,631          19,403            29,433
                                                                     ------         -------         -------           ------
  Total revenues............................................      $211,809        $210,623        $425,276          $409,776
                                                                  =========       =========       =========         ========

  INCOME (LOSS) FROM OPERATIONS:
  Aerosol...................................................       $14,765         $17,378         $29,350           $31,386
  International.............................................        (2,678)         (2,974)         (4,096)           (4,483)
  Paint, Plastic & General Line.............................         4,072           3,676           7,544             7,861
  Custom & Specialty........................................          (482)            303            (829)              854
                                                                      ------           ----           ------             ---
  Total Segment Income From Operations......................        15,677          18,383          31,969            35,618
  Unallocated Selling, General & Administrative Expenses            (7,210)         (5,670)        (13,554)          (11,917)
  (a)
  Special Charges (b).......................................          (922)           (592)         (1,404)           (1,350)
  Interest Expense..........................................       (12,865)        (13,095)        (25,582)          (26,163)
  Bank Financing Fees.......................................        (1,218)         (1,014)         (2,596)           (2,028)
  Loss from Early Extinguishment of Debt....................        (5,508)              -          (5,508)                -
                                                                    --------   -----------          --------    ------------
                                                                                                                     $(5,840)
                                                                           =               =                         ========
  Loss Before Income Taxes                                        $(12,046)        $(1,988)       $(16,675)
                                                                  =========        ========       ==========

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

         The Company has been named as a potentially  responsible  party under the Georgia Hazardous Site Response Act for the M&J Solvents  Company site (M&J  Solvents).  M&J Solvents was a former  solvent  recycling /  reclamation  facility to which the Company and the former  Southern  Can  Company,  which was  acquired  by the  Company in 1988,  sent waste.  M&J
Solvents closed in 1994. At the time of closure,  Georgia  Environmental  Protection  Division ("EPD")  completed  certain disposal  activities  on the site.  On May 23, 2002,  the Company,  along with 700 other  parties,  entered into a consent order with the Georgia EPD for the  completion of an initial  compliance  status report and manifest  database for the M&J
Solvents  site.  Although the initial  compliance  status report has not been  finalized,  sampling  performed at the site indicates  the  presence  of  soil  and  groundwater  contamination.  The  extent  of  contamination  has not  been  fully delineated.  At this time,  the Company is unable to  estimate  reasonably  possible  losses  related to the M&J  Solvents site.  To date, the Company has not been required to implement any remedial action at the M&J Solvents site.

Legal
         The Company is involved in litigation from time to time in the ordinary  course of our business.  In our opinion, the litigation is not material to our financial condition or results of operations.

(10) SUBSIDIARY GUARANTOR INFORMATION

         The  following  presents  the  condensed  consolidating  financial  data for U.S.  Can  Corporation  (the "Parent
Guarantor"),  United States Can Company (the "Issuer"),  USC May Verpackungen  Holding Inc.  (the "Subsidiary Guarantor"),
and the Issuer's European subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor Subsidiaries"),  as
of July 4, 2004 and December 31, 2003 and for the six months ended July 4, 2004 and June 29,  2003.  The  information  for the six months ended June 29, 2003 has been  restated (see Note (2)).  Investments  in  subsidiaries  are accounted for by the Parent  Guarantor,  the Issuer and the Subsidiary  Guarantor under the equity method for purposes of the  supplemental consolidating presentation.  Earnings of subsidiaries are, therefore,  reflected in their parent's investment accounts and earnings.  This consolidating  information  reflects the guarantors and non-guarantors of the 10 7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.

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

                                          U.S. CAN CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                          For the Six Months Ended JUlY 4, 2004
                                                       (unaudited)
                                                     (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 276,356        $      -           $ 148,920           $    -      $ 425,276
COST OF SALES..................             -        240,290               -             146,328                -        386,618
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross profit..............             -         36,066               -               2,592                -         38,658
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -         13,555                -              6,688                -         20,243
SPECIAL CHARGES................             -             -                 -              1,404                -          1,404
                                       -------     ---------        ---------          ----------          -------     ---------
     Operating income..........             -         22,511                -             (5,500)               -         17,011
INTEREST EXPENSE...............             -         22,025            2,706                851                -         25,582
BANK FINANCING FEES............             -          2,384                -                212                -          2,596
LOSS FROM EARLY EXTINGUISHMENT OF
  DEBT.........................             -          5,508                -                 -                 -          5,508
EQUITY IN LOSS
  OF SUBSIDIARIES .............        (14,751)      (10,042)          (1,816)                -             26,609            -
                                       -------     ---------        -----------        ---------           --------    --------

     Loss before income taxes          (14,751)      (17,448)          (4,522)            (6,563)           26,609  (16,675)
PROVISION (BENEFIT) FOR
  INCOME TAXES.................             -         (2,697)               -                773                -   (1,924)
                                       -------     ----------       ---------          ---------           -------  -------

NET LOSS.......................        (14,751)      (14,751)          (4,522)            (7,336)           26,609  (14,751)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (7,584)           -                 -                 -                 -   (7,584)
                                       -------     ---------        ---------          ---------           -------  ------

NET LOSS ATTRIBUTABLE TO COMMON                )                                                                       $
                                                                                                                       =
 STOCKHOLDERS..................        $(22,335    $ (14,751)       $  (4,522)         $  (7,336)          $26,609  (22,335)
                                       ========    =========        =========          =========           ========

                                          U.S. CAN CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                     RESTATED For the Six Months Ended JUNE 29, 2003
                                                       (unaudited)
                                                     (000's omitted)

                                                                                      Restated
                                                  Restated          USC May        USC Europe/ May
                                    Restated       United        Verpackungen     Verpackungen GmbH                   Restated
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor       Restated    Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 275,337        $      -           $ 134,439           $    -      $ 409,776
COST OF SALES..................             -        235,235               -             132,934                -        368,169
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross profit..............             -         40,102               -               1,505                -         41,607
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -         11,918                -              5,988                -         17,906
SPECIAL CHARGES................             -            527                -                823                -          1,350
                                       -------     ----------       ---------          ----------          -------     ---------
     Operating income (loss)...             -         27,657                -             (5,306)               -         22,351
INTEREST EXPENSE...............             -         21,425            3,192              1,546                -         26,163
BANK FINANCING FEES............             -          2,028                -                 -                 -          2,028
EQUITY IN LOSS
  OF SUBSIDIARIES .............         (8,488)      (11,007)          (4,294)                -             23,789            -
                                       -------     ---------        -----------        ---------           --------    --------

     Loss before income taxes           (8,488)       (6,803)          (7,486)            (6,852)           23,789  (5,840)
PROVISION FOR
  INCOME TAXES.................             -          1,685                -                963                -          2,648
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS.......................         (8,488)       (8,488)          (7,486)            (7,815)           23,789  (8,488)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (6,646)           -                -                  -                 -   (6,646)
                                       -------     ---------        ---------          ---------           -------  ------

NET LOSS ATTRIBUTABLE TO COMMON                )                                                                       $
                                                                                                                       =
 STOCKHOLDERS..................        $(15,134    $  (8,488)       $  (7,486)         $  (7,815)          $23,789  (15,134)
                                       ========    =========        =========          =========           ======== =======

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                          CONDENSED CONSOLIDATING BALANCE SHEET
                                                    As of JULY 4, 2004
                                                       (unaudited)
                                                      (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $      4,963      $           -       $      5,154       $       -      $     10,117
     Accounts receivable......             -          58,228                   -            36,851                -           95,079
     Inventories..............             -          53,790                   -            46,227                -          100,017
     Other current assets.....             -           5,168                   -             8,992                -           14,160
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         122,149                   -            97,224                -          219,373
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         136,665                   -            97,501                -          234,166
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          33,516                   -               128                -           33,644
OTHER NON-CURRENT ASSETS......             -          36,005                   -            13,709                -           49,714
INTERCOMPANY
  ADVANCES....................             -         280,319                   -                 -         (280,319)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             59,016                 -          (59,016)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    636,038      $       59,016      $    208,562       $ (339,335)    $    564,281
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      3,518      $           -       $      8,091       $       -      $     11,609
     Accounts payable.........             -          41,882                   -            55,934                -           97,816
     Restructuring reserves...             -           1,154                   -             1,280                -            2,434
     Income taxes payable.....             -               -                   -               359                -              359
     Accrued expenses.........             -          38,118                   -            16,131                -           54,249
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          84,672                   -            81,795                -          166,467
liabilities...................
TOTAL LONG TERM DEBT..........           854         551,180                   -                 -                -          552,034
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          40,540                 930            30,040                -           71,510
OTHER LONG-TERM
  LIABILITIES.................             -           2,467                   -             2,886                -            5,353
PREFERRED STOCK...............       154,538               -                   -                 -                -          154,538
INTERCOMPANY LOANS............       112,056               -             124,301            43,962         (280,319)               -
INVESTMENT IN
  SUBSIDIARIES................       118,173          75,352                   -                  -        (193,525)                -
STOCKHOLDERS' EQUITY..........      (385,621)       (118,173)            (66,215)           49,879          134,509         (385,621)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    636,038      $       59,016      $    208,562       $ (339,335)    $    564,281
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

                                          U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                          CONDENSED CONSOLIDATING BALANCE SHEET
                                                 As of December 31, 2003
                                                       (unaudited)
                                                      (000s omitted)
                                                                     USC May

                                                                                    USC Europe/May
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
                                          FOR THE SIX MONTHS ENDED JULY 4, 2004
                                                       (unaudited)
                                                      (000s omitted)

                                               U.S. Can        United          USC May        USC Europe / May      U.S. Can
                                                                            Verpackungen
                                                             States Can        Holding          Verpackungen
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING       $     -        $    663
                                                 --------       --------
  ACTIVITIES.................................................                  $  (4,528)           $ (1,045)        $  (4,910)
                                                                               ---------            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (6,133)              -              (1,320)           (7,453)
  Proceeds from sale of property.......................-.....      1,019               -                  57             1,076
                                                       -        --------       ---------            --------         ---------
      Net cash used in investing activities............-.....     (5,114)              -              (1,263)           (6,377)
                                                       -        --------       ---------            ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....    (19,360)          4,528              14,832                 -
  Proceeds from Term B loan............................-.....    250,000              -                    -           250,000
  Net payments under revolving line of                 -         (42,100)
credit.......................................................                         -                    -           (42,100)
  Payments of Tranche A loan...........................-.....    (38,706)             -                    -           (38,706)
  Payments of Tranche B loan...........................-.....   (130,175)             -                    -          (130,175)
  Payments of Tranche C loan...........................-.....    (20,000)             -                    -           (20,000)
  Payments of other long-term debt.....................-.....     (1,614)             -              (16,522)          (18,136)
  Borrowings of other long-term debt...................-.....          -              -                3,656             3,656
  Payments of debt financing costs.....................-.....     (5,485)             -                    -            (5,485)
                                                       -        ---------      ---------            --------         ----------
      Net cash (used in) provided by                   -          (7,440)
                                                 --------       ----------
financing
     activities..............................................                      4,528               1,966              (946)
                                                                               ----------           ---------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                 (614)             (614)
                                                       -        --------       ---------            ---------        ----------
DECREASE IN CASH AND                                   -         (11,891)
  CASH EQUIVALENTS...........................................                         -                 (956)          (12,847)
CASH AND CASH EQUIVALENTS, beginning of                -          16,854
                                                 --------       ---------
  period.....................................................                         -                6,110            22,964
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  4,963       $      -             $  5,154         $  10,117
                                                 =     =        =========      =========            ========         =========

                                          U.S. CAN CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                     RESTATED FOR THE SIX MONTHS ENDED JUNE 29, 2003
                                                       (unaudited)
                                                      (000s omitted)

                                                                               USC May            Restated
                                                               United       Verpackungen      USC Europe / May      Restated
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING       $     -        $  7,148
                                                 --------       --------
  ACTIVITIES.................................................                  $  (7,495)           $ (6,326)        $  (6,673)
                                                                               ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (5,868)             -               (1,718)           (7,586)
  Proceeds from sale of property.......................-.....        256              -                5,173             5,429
                                                       -        --------       ---------            --------         ---------
      Net cash (used in) provided by                   -          (5,612)
                                                 --------       --------
investing activities.........................................                         -                3,455            (2,157)
                                                                               ---------            --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (6,561)          7,495                (934)                -
  Net borrowings under revolving line of               -          20,300
credit.......................................................                         -                    -            20,300
  Payments of other long-term debt.....................-.....     (2,784)             -               (4,342)           (7,126)
  Borrowings of other debt.............................-.....          -              -                4,371             4,371
                                                       -        --------       ---------            ---------        ---------
      Net cash (used in) provided by                   -          10,955
                                                 --------       ---------
financing
     activities..............................................                      7,495                (905)           17,545
                                                                               ----------           ----------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -               (1,359)           (1,359)
                                                       -        --------       ---------            ---------        ----------
INCREASE (DECREASE) IN CASH AND                        -          12,491
  CASH EQUIVALENTS...........................................                         -               (5,135)            7,356
CASH AND CASH EQUIVALENTS, beginning of                -           5,707
                                                 --------       ---------
  period.....................................................                         -                5,983            11,690
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $ 18,198       $      -             $    848         $  19,046
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

Restatement

         As discussed in Note (2) to the Consolidated  Financial  Statements,  the Company's financial  statements for the years  ended  December  31,  2002 and 2003 and for the  quarterly  period  ended  April 4, 2004 have  been  restated.  The accompanying Management's Discussion and Analysis gives effect to the restatement.

Use of Estimates; Critical Accounting Policies

         The  preparation  of  consolidated  financial  statements  in conformity  with  accounting  principles  generally accepted in the United States requires  management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities,  disclosure of contingent  assets and liabilities at the date of the financial  statements and the reported  amounts of revenue and expenses during the reporting  period.  The Company's  critical  accounting  policies are described in Note (2) to the audited  Consolidated  Financial  Statements  contained within the Company's Annual Report on
Form  10-K/A  for the fiscal  year ended  December  31,  2003,  as  supplemented  by Notes (1) and (5) to these  financial statements.

New Accounting Pronouncements

          In June 2004,  the  Financial  Accounting  Standards  Board  ("FASB")  issued  Staff  Position  SFAS No.  106-2,
"Accounting and Disclosure  Requirements Related to the Medicare  Prescription Drug,  Improvement and Modernization Act of
2003." The  Medicare  Prescription  Drug,  Improvement  and  Modernization  Act of 2003 ("The Act") was signed into law on
December 8, 2003.  The Act  introduced a  prescription  drug benefit under  Medicare and a federal  subsidy to sponsors of retiree  health care benefit plans that provide a benefit that is at least  actuarially  equivalent to Medicare.  SFAS No.
106-2 provides guidance on the accounting,  disclosure,  effective date and transition  related to The Act. SFAS No. 106-2 is  effective  for the Company in the first  interim  period  beginning  after June 15,  2004.  The  Company is  currently evaluating the impact of SFAS 106-2's recognition,  measurement and disclosure  provisions on its financial statements but does not expect the impact to be material.

Results of Operations

Three month period ended July 4, 2004, as compared to the three month period ended June 29, 2003
         The following  table  presents the Company's  Revenue and Gross Profit by segment for the second  quarter of 2004 as compared to the second quarter of 2003.

                                            For the three months ended July 4, 2004 and June 29, 2003
                                   -----------------------------------------------------------------------------
                                              Revenue                   Gross Profit        Percentage to Sales
                                   -----------------------------------------------------------------------------
                                         2004           2003          2004          2003      2004      2003
                                   -----------------------------------------------------------------------------

Aerosol                               $    94,173     $ 94,768      $ 14,765      $ 17,378    15.7%     18.3%

International                             70,522          71,111           551      (25)       0.8%     (-0-)%
Paint, Plastic & General Line             37,199          31,113        4,072         3,676   10.9%     11.8%
Custom & Specialty                         9,915          13,631         (482)           303 (4.9)%      2.2%
                                   ----------------------------------------------------------
    Total                             $  211,809      $ 210,623     $ 18,906      $ 21,332    8.9%      10.1%
                                   ==========================================================

         Consolidated  net sales for the three  months  ended  July 4, 2004 were  $211.8  million  as  compared  to $210.6 million in 2003, an increase of $1.2 million or 0.6%. Along business segment lines,  Aerosol and  International  net sales were  relatively  flat  between  periods.  Second  quarter  2004  International  sales  were  positively  impacted  by the translation of sales made in foreign  currencies  based upon using the same average U.S.  dollar  exchange rates in effect during the second quarter of 2003 ($4.1 million) and a change in product mix ($1.9 million) and were  negatively  impacted of a decline in  International  volume versus the same period of 2003 ($6.6  million).  Paint,  Plastic & General Line net sales  increased  $6.1 million to $37.2 million for the second  quarter of 2004 from $31.1 million for the second  quarter of 2003.  This increase was due to an increase in volume ($3.8  million),and  increasing  prices in our plastics and paint and general line businesses due to raw material cost increases ($2.3 million),  which are contractually  passed on to most of the Company's  customers.  In the Custom & Specialty  segment,  sales decreased 27.3% from $13.6 million for the second quarter of 2003 to $9.9 million for the second quarter of 2004, driven primarily by a decline in volume.

          Consolidated  gross profit  decreased  $2.4 million for the quarter  ended July 4, 2004 from the same quarter in
2003.  Along business  segment lines,  Aerosol gross profit dollars  decreased by $2.6 million and the percentage to sales decreased  2.6% to 15.8% for the  second  quarter of 2004.  The  decrease  in  Aerosol  gross  profit  dollars  was due to increased  raw  material  costs  associated  with steel  surcharges,  net of amounts  passed  through to  customers  ($1.6 million),  and a shift in customer  demand to less  profitable  products ($1.0  million).  In accordance with the terms of the majority of the Company's  customer  agreements,  steel  surcharge  cost  increases  were passed  through to customers during the second  quarter of 2004.  Due to the timing of the  implementation  of the selling price  increases  versus the cost  increases,  the Company did not  recover all of the cost  increases  for the  quarter.  See  "Liquidity  and Capital
Resources" for a discussion of steel  surcharges.  The  International  segment gross profit  increased $0.6 million versus the same period in 2003,  and the  percentage  to sales  remained  flat.  The increase in  International  gross profit was primarily due to cost reduction  programs and other  operational  efficiency  improvements.  The Paint,  Plastic & General
Line segment gross profit  increased  $0.4 million  versus the same period in 2003,  however,  the percentage to net sales decreased  from 11.8% in 2003 to 10.9% in 2004.  The increase in dollars was due to volume and operating  efficiencies  in the Company's  plastics  business ($1.2 million)  partially  offset by the negative impact on margin of increases in paint and general line raw material costs and a change in demand to less  profitable  product lines ($0.8  million).  The Custom
& Specialty  segment gross profit  decreased to a loss of $0.5  million,  compared to income of $0.3 million in the second quarter of 2003.  The decline was driven  primarily by the overhead  absorption  impact of producing  fewer units due to a decline in volume ($1.2 million) and  accelerated  depreciation  related to production  lines to be idled ($0.6  million), partially offset by cost reduction programs and operational improvements ($1.0 million).

         Selling,  general  and  administrative  costs were $10.4  million or 4.9% of sales in the second  quarter of 2004 compared  to $8.6  million  or 4.1% of sales  in the  second  quarter  of 2003.  The  increase  in  selling,  general  and administrative  costs in the second  quarter was primarily due to $1.2 million  recorded in the second quarter of 2004 for severance  payments to be made over time to the Company's  former Chief  Executive  Officer and the negative impact of the translation of expenses incurred in foreign currencies to U.S. dollars.

         During  the second  quarter of 2003,  the  Company  recorded  restructuring  charges of $0.9  million  related to position  elimination  costs in Europe.  The position  eliminations  consisted of 41  employees  and include  eliminations related to an early termination  program in Laon, France and a product line profitability  review program in the Company's
German food can business,  which resulted in the Company idling  certain of its production  lines.  Total cash payments in the  second  quarter of 2004 were $0.9  million  (primarily  severance  and  facility  shut down  costs)  and the  Company anticipates spending another $6.8 million over the next several years.

                                   April 4,          Additions            Cash           Other (b)           July 4,
                                 2004 Balance                           Payments                           2004 Balance
                                 --------------    ---------------    -------------    ---------------    --------------
                                 --------------    ---------------    -------------    ---------------    --------------
    Employee Separation                    $3.4              $0.9              $(0.6)            $0.1           $3.8
    Facility Closing Costs                  3.3               -                 (0.3)             -              3.0
                                 --------------    ---------------    -------------    ---------------    --------------
                                 --------------    ---------------    -------------    ---------------    --------------
    Total                                  $6.7              $0.9              $(0.9)            $0.1           $6.8 (a)
                                 ==============    ===============    =============    ===============    ==============
                                 ==============    ===============    =============    ===============    ==============

(a)      Includes $4.4 million classified as other long-term liabilities as of July 4, 2004.
(b)      Non-cash foreign currency translation impact

        In July 2004, the Company decided to phase out operations at its New Castle,  PA lithography  and Elgin,  Illinois
(Olive Can) Custom & Specialty  facilities  with  completion  expected during the fourth quarter of 2004. The Company will record  restructuring  charges related to the closure of the facility,  primarily employee severance and facility shutdown costs,  in the third and fourth  quarters.  The Company expects to record charges of $4.0 million in the third quarter and
$4.1  million  in the fourth  quarter  related  to the  closing  of these  facilities.  The  Company  continues  to review opportunities  to increase  profitability  and decrease  costs.  In connection  with these reviews,  management  considers numerous alternatives, including, but not limited to, divestitures, capacity realignments and plant closures.

         Interest  expense in the second quarter of 2004 decreased 1.8%, or $0.2 million,  versus the same period of 2003.
The decrease is due  primarily to the  expiration  of the  Company's  interest  rate  protection  agreements in the fourth quarter of 2003 ($1.6  million)  partially  offset by higher  interest  rates due to the  issuance  of the 10 7/8%  Senior
Secured  Notes in July 2003  ($0.8  million).  Bank  financing  fees for the second  quarter of 2004 were $1.2  million as compared to $1.0 million for the second quarter of 2003, due to the  amortization  of deferred  financing costs related to the 10 7/8% Senior  Secured  Notes.  The Company also  recorded a loss from early  extinguishment  of debt of $5.5 million associated  with the  termination of the Company's  Senior Secured Credit  Facility.  The loss  represents the unamortized deferred financing costs related to the Senior Secured Credit Facility.

         The  Company  recorded an income tax benefit of $2.3  million  for the second  quarter of 2004 versus  income tax expense of $2.1  million for the second  quarter of 2003.  The income tax benefit  relates to the pretax loss  reported by the  Company's  U.S.  business,  primarily as a result of the loss on the early  extinguishment  of debt.  The Company had previously  (in 2002 and 2003)  recorded  valuation  allowances as it could not conclude that it is "more likely than not"
that all of the  deferred  tax assets of certain of its foreign  operations  will be realized in the  foreseeable  future.
Accordingly,  the Company did not record an income tax benefit  related to the second  quarter 2004 and 2003 losses of the applicable operations.

         Payment in kind  dividends of $3.8 million and $3.4 million on the redeemable  preferred  stock were recorded for the second quarters of 2004 and 2003, respectively.

Six-month period ended July 4, 2004, as compared to the six month period ended June 29, 2003

         The following  table presents the Company's  Revenue and Gross Profit by segment for the six months ended July 4,
2004 as compared to the six months ended June 29, 2003.

                                          For the six month periods ended July 4, 2004 and June 29, 2003
                                   -----------------------------------------------------------------------------
                                               Revenue                   Gross Profit          Percentage to
                                                                                                   Sales
                                   -----------------------------------------------------------------------------
                                         2004            2003          2004         2003       2004     2003
                                   -----------------------------------------------------------------------------

Aerosol                               $   186,328     $ 183,546      $ 29,350      $ 31,386    15.8%    17.1%

International                            148,920          134,439        2,593      1,506       1.7%     1.1%

Paint, Plastic & General Line              70,625          62,358        7,544      7,861      10.7%    12.6%

Custom & Specialty                         19,403          29,433     (829)              854  (4.3)%     2.9%
                                   ----------------------------------------------------------
    Total                             $   425,276     $ 409,776      $ 38,658      $ 41,607    9.1%     10.2%
                                   ==========================================================

         Net sales for the  six-month  period ended July 4, 2004,  totaled  $425.3  million,  a 3.8%  increase  versus the corresponding  period in 2003.  Along business  segment lines,  Aerosol net sales increased $2.8 million to $186.3 million in the first half of 2004 versus  $183.5  million in the same  period of 2003,  due to  increased  volume  ($5.4  million)
partially  offset by changes in customer and product mix ($2.6 million).  International  sales increased to $148.9 million for the first half of 2004 from $134.4  million for the first half of 2003, an increase of $14.5 million or 10.8%,  due to the positive  impact of the translation of sales made in foreign  currencies  based upon using the same average U.S dollar exchange rates in effect during the first half of 2003.  Paint,  Plastic & General Line segment sales  increased  13.3% to
$70.6  million  for the first six months of 2004 from $62.4  million for the same period in 2003.  This  increase  was due primarily  to an  increase  in volume  ($4.0  million),  increasing  prices in our  plastics  and paint and  general  line businesses due to raw material cost increases ($4.2 million),  which are contractually  passed on to most of the Company's customers.  Custom & Specialty  sales of $19.4 million  decreased from the $29.4 million for the first half of 2003 due to a decline in volume ($13.4 million)  partially  offset by the positive impact of a change in the mix of products sold over the first six months of 2004 ($3.3 million).

          Consolidated  gross  profit  decreased  $2.9  million  for the first half of 2004 from the same  period in 2003.
Along  business  segment  lines,  Aerosol  gross profit  dollars  decreased by $2.0  million and the  percentage  to sales decreased  1.3% to 15.8% for the first half of 2004.  The decrease in Aerosol  gross  profit  dollars was due to increased raw material costs  associated  with steel  surcharges  ($1.8 million) and a shift in customer  demand to less  profitable products ($1.1 million),  partially  offset by the positive  impact of volume related  efficiencies  ($0.9  million).  The
International  segment  gross profit  increased  $1.1 million  versus the same period in 2003 and the  percentage to sales increased to 1.7% from 1.1%.  The increase in  International  gross profit was  primarily due to cost  reduction  programs and other operational  efficiency  improvements ($1.4 million) and an increase in International  volume for the first half of 2004  ($0.8  million)  partially  offset  by  accelerated  depreciation  related  to  production  lines  to be idled in conjunction  with the German food can business  product line  profitability  review ($1.1 million).  The Paint,  Plastic &
General Line segment gross profit  decreased  $0.3 million  versus the same period in 2003 and the percentage to net sales decreased  from 12.6% in the first half of 2003 to 10.7% in the first half of 2004.  The change in dollars and  percentage was due to volume related  efficiencies in our plastics  business ($1.3 million),  offset by higher raw material costs and a change in demand to less  profitable  products  lines ($1.1  million)  and higher  corporate  allocated  expenses  ($0.5 million).  The Custom & Specialty  segment  gross profit  decreased to a loss of $(0.8)  million in the first half of 2004 compared  to income of $0.9  million  in the  first  half of 2003.  The  decline  was  driven  primarily  by the  overhead absorption  impact of producing fewer units due to a decline in volume ($3.1 million)  partially  offset by cost reduction programs and operational improvements ($1.4 million).

         Selling,  general,  and  administrative  expenses  were $20.2  million in the first half of 2004,  a $2.3 million increase in  comparison to the same period of 2003.  The increase is primarily due to $1.2 million  recorded in the second quarter of 2004 for  severance  payments to be made over time to the  Company's  former  Chief  Executive  Officer and the negative impact of the translation of expenses incurred in foreign currencies to U.S. dollars.

         During the first half of 2004,  the  Company  recorded  restructuring  charges of $1.4  million.  A $0.5  million charge was  recorded in the first  quarter of 2004 and a $0.9 million  charge was  recorded in the second  quarter of 2004 related to  position  elimination  costs in Europe.  The  position  eliminations  consisted  of 41  employees  and include eliminations  related to an early termination  program in Laon, France and a product line profitability  review program in the Company's  German food can business,  which will result in the Company idling certain of its production  lines.  Total cash  payments in the first six months of 2004 were $2.5 million  (primarily  severance  and facility shut down costs) and the Company  anticipates  spending  another $6.8 million over the next several years.  The majority of these cash payments relate to  restructuring  programs  completed in previous years, for which the Company has already realized the associated
cost  savings.   The  remaining  reserve  consists  primarily  of  employee   termination  benefits  paid  over  time  for
approximately six salaried and 48 hourly employees and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of July 4, 2004:

                                           January 1,         Additions        Cash Payments          July 4,
                                          2004 Balance                                              2004 Balance
                                         ---------------    ---------------    --------------     ----------------
                                         ---------------    ---------------    --------------     ----------------
        Employee Separation                        $4.3               $1.4              $(1.9)          $3.8
        Facility Closing Costs                      3.6                -                 (0.6)           3.0
                                         ---------------    ---------------    --------------     ----------------
                                         ---------------    ---------------    --------------     ----------------
        Total                                      $7.9               $1.4              $(2.5)          $6.8 (a)
                                         ===============    ===============    ==============     ================
                                         ===============    ===============    ==============     ================

(a)      Includes $4.4 million classified as other long-term liabilities as of July 4, 2004.

         As discussed  earlier,  the Company has decided to phase out  operations at its New Castle,  PA  lithography  and
Elgin,  Illinois (Olive Can) Custom & Specialty  facilities  with  completion  expected during the fourth quarter of 2004, and will record restructuring charges related to the closure of the facility in the third and fourth quarters.

         Interest  expense in the first half of 2004 decreased 2.2%, or $0.6 million,  versus the same period of 2003. The decrease is due primarily to the  expiration of the Company's  interest rate  protection  agreements in the fourth quarter of 2003 ($3.1 million)  partially  offset by higher interest rates due to the issuance of the 10 7/8% Senior Secured Notes in July 2003 ($2.0 million) and higher  average  borrowings  ($0.5 million)  during the first half of the year compared to the first half of 2003.  Bank  financing  fees for the first half of 2004 were $2.6  million as compared  to $2.0  million for the first half of 2003,  due to the  amortization  of deferred  financing  costs related to the 10 7/8% Senior Secured
Notes.  As  discussed  earlier,  the  Company  also  recorded a loss from  early  extinguishment  of debt of $5.5  million associated with the termination of the Company's Senior Secured Credit Facility.

         The Company  recorded an income tax benefit of $1.9 million for the first half of 2004 versus  income tax expense of $2.6 million for the first half of 2003.  The income tax benefit  relates to the pretax loss  reported by the Company's
U.S.  business,  primarily as a result of the loss on the early  extinguishment  of debt.  The Company had  previously (in
2002 and 2003)  recorded  valuation  allowances as it could not conclude that it is "more likely than not" that all of the deferred tax assets of certain of its foreign  operations will be realized in the  foreseeable  future.  Accordingly,  the
Company  did not  record  an income  tax  benefit  related  to the first  half of 2004 and 2003  losses of the  applicable operations.

         Payment in kind  dividends of $7.6 million and $6.6 million on the  redeemable  preferred  stock were recorded in the first half of 2004 and 2003, respectively.

Liquidity and Capital Resources

         During the first half of 2004,  liquidity  needs were met  through  cash on hand and  internally  generated  cash flow.  Principal  liquidity  needs  included  debt  refinancing  costs,  operating  costs,  working  capital  and  capital expenditures.  Cash flow used by  operations  was $4.9  million  for the six months  ended July 4, 2004,  compared to cash used of $6.7 million for the six months ended June 29, 2003.  The  decreased  use of cash by  operations  is due primarily to decreased use of working capital.

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

         Some  customer  contracts  allow us to pass  tin-plated  steel price  increases  through to our customers and the
Company  increased its selling  prices during the second  quarter of 2004.  The Company has generally  been  successful in passing along the majority of the steel surcharge costs to our customers.  However,  future steel  surcharges  could occur and the Company  cannot  predict with  certainty its ability to pass along future  increases to  customers.  Additionally, customer contracts may limit pass-throughs and also may require us to match other competitive bids.

         Net cash used in  investing  activities  was $6.4  million for the first half of 2004 as compared to $2.2 million for the first half of 2003.  First half of 2004 investing  activities  included capital spending of $7.5 million offset by the net proceeds  received  from the March 2004 sale of our closed  Dallas,  Texas  facility of $1.0  million.  First half
2003 capital spending of $7.5 million was offset by proceeds  received from the sale of the Company's  Daegeling,  Germany facility, which was sold at the end of 2002.

         Net cash used in financing  activities in the first six months of 2004 was $0.9 million,  versus cash provided of
$17.5 million for the same period in 2003.

         The Company  entered into a Credit  Agreement among U.S. Can  Corporation,  United States Can Company and Various
Lending  Institutions  with  Deutsche  Bank Trust  Company  Americas as  Administrative  Agent,  dated as of June 21, 2004
("Credit  Facility").  The Credit  Facility  provides for aggregate  borrowings of $315.0  million  consisting of a $250.0 million Term B loan and a $65.0 million  Revolving  Credit Facility.  The $65.0 million  revolving credit facility will be used by the Company for ongoing  working  capital and general  corporate  purposes,  including  the issuance of Letters of
Credit as described below.  The Letters of Credit subfacility is limited to $25.0 million.

         As required under the terms of the Credit  Facility,  the Company used the $250.0 million initial Term B proceeds to repay in full all amounts  outstanding  under the Company's  former Senior Secured  Credit  Facility and a secured term loan of $16.5 million,  secured by a mortgage on the Company's Merthyr Tydfil,  U.K facility.  The Term B loan facility is payable in  quarterly  installments  of $625,000  from June 30, 2004 until the final  balance is due on January 15,  2010.
The  revolving  credit  facility  is  available  until June 21,  2009.  In  addition,  the Company is required to prepay a portion of the Term B loan upon the occurrence of certain  specified  events.  See Note (7) to the Consolidated  Financial
Statements.

         The Company has paid  approximately  $5.3 million of fees and expenses related to the new Credit Facility through
July 4, 2004,  and  expects to incur  approximately  $0.9  million of  additional  fees and  expenses.  These fees will be amortized  over the life of the  applicable  borrowings.  In  addition,  the Company  wrote off $5.5  million of remaining deferred financing fees related to the Company's former Senior Secured Credit Facility.

         At July 4, 2004,  the Company did not have any  borrowings  outstanding  under its $65.0 million  revolving  loan portion of the Credit  Facility.  Letters of Credit of $12.9 million were outstanding  securing the Company's  obligations under various  insurance  programs and other contractual  agreements,  which reduce the Company's  availability  under its revolving credit facility.  In addition, the Company had $10.1 million of cash and cash equivalents at quarter end.

         At existing  levels of operations,  cash  generated from  operations  together with amounts  available  under the revolving  credit  facility,  are expected to be adequate to meet  anticipated  debt service  requirements,  restructuring costs,  capital  expenditures and working capital needs. Future operating  performance,  unexpected capital  expenditures, investments,  acquisitions  and the ability to service or refinance the notes, to service,  extend or refinance the Credit
Facility and to redeem or refinance our preferred  stock will be subject to future  economic  conditions and to financial, business and other factors, many of which are beyond management's control.

         The Credit  Facility,  the Senior Secured Notes and the Senior  Subordinated  Notes contain a number of financial and  restrictive  covenants.  Under the Credit  Facility,  the  Company  is  required  to meet  certain  financial  tests, including  achievement  of a minimum  interest  coverage  ratio,  a maximum  total  leverage  ratio,  a maximum first lien leverage ratio, and maximum annual capital  expenditures.  The restrictive  covenants limit the Company's ability to incur liens and debt, sell assets, pay dividends or make distributions,  repurchase debt and to make certain loans,  investments or  acquisitions.  The Company was in compliance  with all of the required  financial  ratios and other  covenants at July
4, 2004.

         The Company's Credit Facility  permits,  from time to time and subject to certain  conditions,  the redemption of the  subordinated  debt.  The  Company  intends to pursue  opportunistic  repurchases  of its  outstanding  12 3/8% Senior
Subordinated  Notes as time and  circumstances  permit,  subject to market  conditions,  the trading  price of the 12 3/8%
Senior Subordinated Notes and the terms of the Company's Credit Facility and Senior Secured Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         Interest  rate risk exposure  results from our floating rate  borrowings.  The table below  provides  information about the  Company's  debt  obligations  that are  sensitive  to changes in interest  rates as of July 4, 2004.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                7/04/04
    Debt Obligations          -12/31/04      2005         2006        2007         2008      Thereafter   Fair Value
--------------------------    ----------- ------------ ----------- ------------ ------------ ----------- -------------
--------------------------
                                                               (dollars in millions)
Fixed rate                       $0.2         $  --       $0.9         $  --        $          $296.7     $291.3
                                                                                   --
Average interest rate                                      10.13%          --                    11.74%
                                 6.14%      --                                    --
Variable rate                     $9.7        $3.4         $3.5        $3.5         $   3.6    $242.1     $265.8
Average interest rate                           4.66%                    4.65%                   4.77%
                                 4.49%                    4.66%                    4.64%

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

Item 4. Controls and Procedures

         As of July 4, 2004, the Company's  management,  with the  participation of the Company's Chief Executive  Officer and Chief  Financial  Officer,  evaluated the  effectiveness  of the design and  operations  of the  Company's  disclosure controls and  procedures  (as defined in Rule  13a-15(e)  under the  Securities  Exchange Act of 1934, as amended).  Based upon that  evaluation and subsequent  information as described  below,  the Chief  Executive  Officer and Chief  Financial
Officer  concluded,  as of July 4, 2004, the Company's  disclosure  controls and procedures  were effective for recording, processing,  summarizing and reporting the  information  the Company  discloses in the reports that the Company files with the Commission.

         During the quarter ended July 4, 2004,  there was no change in the  Company's  internal  controls over  financial reporting that materially  affected,  or was reasonably likely to materially  affect, the Company's internal controls over financial reporting.

         Subsequent to July 4, 2004, and as a result of inquiries  regarding  accounting and financial reporting issues at its Laon,  France  facility,  the Company  determined  that it would restate its financial  statements for the years ended
December  2002 and 2003,  and the quarter ended April 4, 2004 (the  "Restatement").  In addition,  in connection  with the
Restatement,  the  Company's  auditors,  Deloitte & Touche  LLP,  delivered a letter to the  Company  regarding  "material weaknesses" in the Company's internal controls concerning  oversight of its European  operations,  in particular its Laon,
France  facility.  For a  discussion  of the  restatement  adjustments,  see  "Item  1.  Financial  Statements  - Note (2)
Restatements."

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

         We have been  designated as a potentially  responsible  party under Superfund laws at various sites in the United
States,  including a former can plant located in San Leandro,  California  and at the M&J Solvents  site in Georgia.  As a potentially  responsible  party,  we are or may be legally  responsible,  jointly and severally  with other members of the potentially  responsible  party  group,  for the cost of  environmental  remediation  at these  sites.  Based on currently available  data,  we believe  our  contribution  to the sites  designated  under U.S.  Superfund  law was,  in most cases, minimal.  With  respect to San  Leandro,  we believe  the  principal  source of  contamination  is  unrelated  to our past operations.  With  respect to M&J Solvents  site,  while over 1,000  contributors  to the site have been  identified,  the initial  compliance  status report has not been  finalized and thus,  the nature,  extent and source of  contamination  is unknown.

         Based upon currently available  information,  the Company does not expect the effects of environmental matters to be material to its financial position.

Litigation

         We are involved in  litigation  from time to time in the ordinary  course of our  business.  In our opinion,  the litigation is not material to our financial condition or results of operations.

Item 6. Exhibits
(a)      Exhibits

10.34    Separation  Agreement and General  Release  between United States Can Company and John L. Workman dated April 22,
                           2004.

                  18       Letter of  Deloitte & Touche LLP dated  August 4, 2004,  regarding  the  Company's  adoption of
                           FIFO for domestic inventories.

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

                                                                               U.S. CAN CORPORATION

Date:  November 17, 2004                                                       By:   /S/ Sandra K. Vollman
                                                                                    -----------------------
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