Form 10-Q
period 2004-10-03
US CAN CORP
filed 2004-11-18
CIK 895726

>
=============================================================================================================

                                                UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q

                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934
                               For the Quarterly Period Ended October 3, 2004

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

=============================================================================================================

                                    U.S. CAN CORPORATION AND SUBSIDIARIES

                                                  FORM 10-Q

                               FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2004

                                              TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the Three and Nine Months Ended
                 October 3, 2004 and September 28, 2003 (As restated).............................................     3

                 Consolidated Balance Sheets as of October 3, 2004 and December 31, 2003..........................     4

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                 October 3, 2004 and September 28, 2003 (As restated).............................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................    28

Item 6.          Exhibits.........................................................................................    28

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
                                               (000's omitted)

                                                                      For The                            For The
                                                                 Three Months Ended                 Nine Months Ended
                                                         ----------------------------------- ---------------------------------
                                                                             As Restated                        As Restated
                                                                            (See Note (2))                     (See Note (2))
                                                                            September 28,      October 3,      September 28,
                                                         October 3, 2004         2003             2004             2003
                                                         ----------------- ----------------- ---------------  ----------------
                                                                                     (unaudited)
Net Sales                                                  $   207,263         $   204,671     $   632,539      $   614,447
Cost of Sales                                                  185,287             186,952         571,905          555,121
                                                           -----------         -----------     -----------      -----------
     Gross Profit                                               21,976              17,719          60,634           59,326
Selling, General and Administrative Expenses                    10,150               8,691          30,393           26,597
Special Charges                                                  4,012                (760)          5,416              590
                                                           -----------         ------------    -----------      -----------
     Operating Income                                            7,814               9,788          24,825           32,139
Interest Expense                                                12,665              14,738          38,246           40,901
Bank Financing Fees                                                890               2,507           3,486    -       4,535
Loss on Early Extinguishment of Debt                                 -                   -           5,508    -           -
                                                           -----------         -----------     -----------    - -----------
     Loss Before Income Taxes                                   (5,741)             (7,457)        (22,415)         (13,297)
Provision (Benefit) for Income Taxes                              (466)               (357)         (2,390)           2,291
                                                           ------------        ------------    ------------     -----------

 Net Loss                                                       (5,275)             (7,100)        (20,025)         (15,588)

Preferred Stock Dividend Requirement                            (3,853)             (3,485)        (11,437)         (10,131)
                                                           -----------         -----------     -----------      -----------
Net Loss Attributable to Common Stockholders               $    (9,128)        $   (10,585)    $   (31,462)     $   (25,719)
                                                           ===========         ===========     ===========      ===========

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    U.S. CAN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                   (000's omitted, except per share data)

                                                                                  October 3,        December 31,
                                    ASSETS                                           2004               2003
                                                                                ----------------  -----------------
CURRENT ASSETS:                                                                            (unaudited)
      Cash and cash equivalents                                                   $       5,486     $       22,964
      Accounts receivable, net of allowances                                             85,835             81,393
      Inventories                                                                       103,968             95,140
      Other current assets                                                               14,996             14,713
                                                                                ----------------  -----------------
          Total current assets                                                          210,285            214,210

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                         225,172            247,489

GOODWILL                                                                                 27,384             27,384

DEFERRED INCOME TAXES                                                                    34,315             30,816

OTHER NON-CURRENT ASSETS                                                                 50,063             54,519
                                                                                ----------------  -----------------
          Total assets                                                            $     547,219     $      574,418
                                                                                ================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations          $       7,233     $       23,457
      Accounts payable                                                                   92,963             98,411
      Accrued expenses                                                                   52,103             50,695
      Restructuring reserves                                                              2,667              3,412
      Income taxes payable                                                                  481                362
                                                                                ----------------  -----------------
          Total current liabilities                                                     155,447            176,337

LONG TERM DEBT                                                                          551,596            535,767

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS                                                                         71,315             71,779

OTHER LONG-TERM LIABILITIES                                                               5,478              5,492
                                                                                ----------------  -----------------

          Total liabilities                                                             783,836            789,375

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized,
   106,667 shares issued & outstanding                                                  158,391            146,954

STOCKHOLDERS' EQUITY:
      Common stock, $10.00 par value, 100,000 shares authorized,
        53,333 shares issued & outstanding                                                  533                533
      Additional paid in capital                                                         52,800             52,800
      Accumulated other comprehensive loss                                              (29,760)           (28,124)
      Accumulated deficit                                                              (418,581)          (387,120)
                                                                                ----------------  -----------------
          Total stockholders' equity / (deficit)                                       (395,008)          (361,911)
                                                                                ----------------  -----------------
              Total liabilities and stockholders' equity                          $     547,219     $      574,418
                                                                                ================  =================

                       The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                    U.S. CAN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (000's omitted)

                                                                                           For the Nine Months Ended
                                                                                                            As Restated
                                                                                                           (See Note (2))
                                                                                        October 3,
                                                                                            2004         September 28, 2003
                                                                                     ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (unaudited)
  Net loss                                                                               $   (20,025)        $   (15,588)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
      Depreciation and amortization                                                           32,442              28,477
      Special charges                                                                          5,416                 590
      Loss from early extinguishment of debt                                                   5,508                  -
      Deferred income taxes                                                                   (4,047)                576
  Change in operating assets and liabilities, net of effect of acquired businesses:
      Accounts receivable                                                                     (4,828)            (12,789)
      Inventories                                                                             (9,300)              6,368
      Accounts payable                                                                        (4,819)            (13,347)
      Accrued expenses                                                                        (3,509)              1,406
      Other, net                                                                               2,059               2,516
                                                                                         -----------         -----------
          Net cash used in operating activities                                               (1,103)             (1,791)
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures including restructuring capital                                        (9,839)            (10,087)
  Proceeds from sale of property                                                               1,075               5,429
                                                                                         -----------         -----------
          Net cash used in investing activities                                               (8,764)             (4,658)
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Term B loan                                                                  250,000                  -

   Issuance of 10 7/8% senior secured notes                                          -                   125,000
  Net payments under the revolving line of credit                                            (42,100)            (30,100)
   Payments of Tranche A loan                                                                (38,706)            (27,294)
   Payments of Tranche B loan                                                               (130,175)            (47,206)
   Payments of Tranche C loan                                                                (20,000)                  -
   Borrowing of other long-term debt                                                             646                   -
  Payments of other long-term debt, including capital lease obligations                      (19,989)             (7,795)
  Payment of debt financing costs                                                             (6,845)             (6,455)
                                                                                         ------------        ------------
          Net cash provided by (used in) financing activities                                 (7,169)              6,150
                                                                                         ------------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (442)             (1,375)
                                                                                         -------------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                        (17,478)             (1,674)

CASH AND CASH EQUIVALENTS, beginning of year                                                  22,964              11,690
                                                                                         ------------        -----------

CASH AND CASH EQUIVALENTS, end of period                                                 $     5,486         $    10,016
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
                                               OCTOBER 3, 2004
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

         In accordance  with Statement of Financial  Accounting  Standards  ("SFAS") No. 148  "Accounting for
Stock-Based  Compensation - Transition and Disclosure",  the following table presents (in thousands) what the
Company's net loss would have been had the Company  determined  compensation costs using the fair value-based accounting method for the three and nine months ended October 3, 2004 and September 28, 2003.

                                              Three Months Ended                      Nine Months Ended
                                      ------------------------------------ ----------------------------------------

                                         October 3,       September 28,        October 3,        eptember 28, 2003
                                            2004              2003                2004          S
                                      ------------------------------------ -------------------- -------------------
                                                                                                -------------------

Net Loss............................   $                 $                  $                    $
                                      (5,275)           (7,100)            (20,025)             (15,588)

Stock-Based Compensation Cost,
  net of tax - fair value method....  (25)              (20)               (81)                 (60)
                                      ------------------------------------ -------------------- -------------------

Pro-Forma Net Loss .................   $                 $                  $                    $
                                      (5,300)           (7,120)            (20,106)             (15,648)
                                      ==================================== ==================== ===================

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2004,  the Financial  Accounting  Standards  Board  ("FASB")  issued Staff Position SFAS No.
106-2,  "Accounting and Disclosure  Requirements Related to the Medicare  Prescription Drug,  Improvement and
Modernization  Act of 2003." The  Medicare  Prescription  Drug,  Improvement  and  Modernization  Act of 2003
("The Act") was signed into law on December 8, 2003.  The Act  introduced a  prescription  drug benefit under
Medicare and a federal  subsidy to sponsors of retiree  health care benefit plans that provide a benefit that is at least  actuarially  equivalent  to  Medicare.  SFAS No.  106-2  provides  guidance  on the  accounting, disclosure,  effective date and  transition  related to The Act. SFAS No. 106-2 was adopted by the Company on
July 5, 2004 and did not have a material impact on the Company's financial statements.

(2)  RESTATEMENT

         These financial  statements reflect  adjustments to the Company's financial  information  previously reported on Form 10-Q for the quarterly period ended September 28, 2003.

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

                                                                              For the three
                                                                                               For the nine
                                                                               months ended    months ended
                                                                              --------------- ---------------
                                                                            ---------------------------------
                                                                                     September 28, 2003
                                                                                     ------------------
Net Loss, as reported..................................................             $(4,296)        $(9,335)
Understatements of product costs and expenses .........................              (1,898)         (4,102)
Reductions in asset values to net realizable values....................                (196)           (487)
Underaccruals of liabilities...........................................                (904)         (2,035)
Other..................................................................                  194             371
                                                                            ----------------- ---------------
                                                                            ----------------- ---------------
Net Loss, as restated..................................................             $(7,100)       $(15,588)
                                                                                    ========       =========

         Understatements  of product  costs and  expenses-Cost  of Sales was  understated  by  underreporting expenses  incurred and  manufacturing  variances,  and by  miscalculations  of the cost of products sold. The errors were reflected  primarily by  underreporting  of accounts payable and current  maturities of long-term debt, and over reporting of cash and accounts receivable in the consolidated balance sheets.

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

         The  following  table  presents the impact of the  restatement  adjustments  discussed  above on the
Consolidated Statement of Operations for the three and nine month periods ended September 28, 2003:

                                                    For the three months ended         For the nine months ended
                                                        September 28, 2003                September 28, 2003
                                                           (Unaudited)                        (Unaudited)
                                                ---------------------------------------------------------------------
                                                                        AS                                 AS
                                                  AS RESTATED    PREVIOUSLYREPORTED  AS RESTATED    PREVIOUSLYREPORTED
Net Sales                                            $  204,671       $   204,508       $  614,447       $   613,710

Cost of Sales                                           186,952           183,783          555,121           546,931
                                                ---------------- ----------------- ---------------- -----------------
     Gross profit
                                                         17,719            20,725           59,326            66,779

Selling, General and Administrative Expenses              8,691             8,829           26,597            27,166

Special Charges                                           (760)             (791)              590               830
                                                ---------------- ----------------- ---------------- -----------------
     Operating income
                                                          9,788            12,687           32,139            38,783

Interest Expense                                         14,738            14,643           40,901            40,876

Bank Financing Fees                                       2,507             2,507            4,535             4,535
                                                ---------------- ----------------- ---------------- -----------------
     Loss before income taxes
                                                        (7,457)           (4,463)         (13,297)           (6,628)

Provision (benefit) for Income Taxes                      (357)             (167)            2,291             2,707
                                                ---------------- ----------------- ---------------- -----------------
Net Loss
                                                        (7,100)           (4,296)         (15,588)           (9,335)

Preferred Stock Dividend Requirement                    (3,485)           (3,485)         (10,131)          (10,131)
                                                ---------------- ----------------- ---------------- -----------------
Net Loss Available for Common Stockholders          $  (10,585)       $   (7,781)      $  (25,719)       $  (19,466)
                                                ================ ================= ================ =================

(3) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company  paid  interest of  approximately  $47.1  million and $30.7  million for the nine months ended  October 3, 2004 and September  28, 2003,  respectively.  The Company paid $1.1 million in income taxes for the nine months ended October 3, 2004 and $1.3 million for the nine months ended September 28, 2003.

(4) SPECIAL CHARGES

2004
----

         During the first nine months of 2004, the Company  recorded  special  charges of $5.4 million.  $1.4 million  related to the  elimination of 41 positions in Europe.  The charge  related to an early  termination program in one European  facility and a product line  profitability  review  program in the Company's  German food can  business,  which will result in the Company  idling  certain of its  production  lines.  During the third quarter of 2004,  the company  recorded a $4.0 million charge related to the closure of the New Castle,
PA Lithography  and the Elgin IL (Olive Can) Custom & Specialty  plants.  The third quarter charge  primarily relates to employee  separation  costs  connected to the facility  closings ($1.1  million),  and accelerated depreciation related to assets, which will be idled in the fourth quarter ($2.9 million).

         The  Company  recorded  the 2004  charges in  accordance  with SFAS No. 146,  "Accounting  for Costs
Associated  With Exit or Disposal  Activities."  SFAS No. 146 requires that a liability for a cost associated with an exit  or  disposal  activity  be  recognized  when  the  liability  is  incurred  rather  than at the commitment  date.  Total  cash  payments  in the first  nine  months of 2004  were  $3.2  million  (primarily severance and facility shut down costs) and the Company  anticipates  spending  another $7.1 million over the next several years related to previously  recorded  special charges.  Additional  special charges related the
New Castle PA and Olive Can  facility  exit costs will be  recorded  during the fourth  quarter.  The Company anticipates these costs to be approximately  $4.1 million,  including facility closing costs of $1.2 million, lease commitments of $1.4 million, and accelerated depreciation of $1.5 million.

         The table below presents the reserve categories and related activity as of October 3, 2004:

                            January 1, 2004      Net Additions       Deductions (b)         October 3,
                                Balance                                                     2004 Balance
                           ------------------    ---------------    -----------------    ------------------
                           ------------------    ---------------    -----------------    ------------------
Employee Separation                  $4.3                $2.5              $(2.5)                $4.3
Facility Closing Costs                3.6                 2.9               (3.7)                 2.8
                           ------------------    ---------------    -----------------    ------------------
                           ------------------    ---------------    -----------------    ------------------
Total                                $7.9                                  $(6.2)                $7.1 (a)
                                                 $5.4
                           ==================    ===============    =================    ==================

(a)      Includes $4.5 million classified as other long-term liabilities as of October 3, 2004.

(b)      Includes cash payments of $3.2 million.  The remaining non-cash deductions represent accelerated depreciation related to the New Castle, PA and Olive Can facility closings, which was recorded as a reduction in property, plant and equipment.

2003
----

         During the first nine months of 2003,  the Company  recorded  net special  charges of $0.6  million.
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

         The table below presents the reserve categories and related activity as of September 28, 2003:

                            January 1, 2003          Net          Cash Payments       September 28,
                                Balance         Additions(b)                           2003 Balance
                            -----------------   --------------    --------------    ------------------
                            -----------------   --------------    --------------    ------------------
Employee Separation                   $9.4              $0.8             $(4.6)             $5.6
Facility Closing Costs                 6.5                (0.2)           (2.8)              3.5
                            -----------------   --------------    --------------    ------------------
                            -----------------   --------------    --------------    -------------------
Total                                $15.9                                  $(7.4)
                                                $0.6                                $9.1 (a)
                            =================   ==============    ==============    ===================

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

         Inventories reported in the accompanying balance sheets are classified as follows (000's omitted):

                                                                                         October 3,        December 31,
                                                                                            2004               2003
                                                                                    -----------------   ----------------
         Raw materials........................................................      $          28,464    $        21,872
         Work in process......................................................                 39,919             38,635
         Finished goods.......................................................                 35,585             34,633
                                                                                    -----------------    ---------------
                                                                                    $         103,968    $        95,140
                                                                                    =================    ===============

(6) COMPREHENSIVE NET LOSS

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                         October 3,       December 31,
                                                                                            2004              2003
                                                                                        -------------   ---------------
         Foreign Currency Translation Adjustment ...................................         $(8,996)           $(7,479)
         Minimum Pension Liability Adjustment.......................................         (20,764)           (20,645)
                                                                                              -------           -------
         Total Accumulated Other Comprehensive Loss.................................         $(29,760)         $(28,124)
                                                                                             ========          ========

         The  components  of  comprehensive  loss for the three and nine  months  ended  October  3, 2004 and
September 28, 2003 are as follows (000's omitted):
                                                                  Three Months Ended                 Nine Months Ended
                                                            ------------------------------- ---------------------------------
                                                               October 3,    September 28,     October 3,       September 28,
                                                                  2004           2003             2004              2003
                                                            -------------- ---------------- --------------    ----------
  Net Loss                                                      $ (5,275)      $ (7,100)        $(20,025)         $(15,588)
  Foreign Currency Translation Adjustment                           (261)            (3)          (1,636)            7,244
  Unrealized Gain on Cash Flow Hedges (a)                              -          1,199                -             3,429
                                                                --------       --------         --------          --------
  Comprehensive Loss                                            $ (5,536)      $ (5,904)        $(21,661)         $ (4,915)
                                                                =========      =========        =========         =========

  (a) Net of  reclassification  of losses  included in interest  expense of $1.7 million for the three months ended September 28, 2003 and $4.9 million for the nine months ended September 28, 2003.

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

         As required  under the terms of the Credit  Facility,  the Company used the $250.0  million  initial
Term B proceeds to repay in full all amounts  outstanding  under the Company's  former Senior  Secured Credit
Facility and a secured term loan of $16.5  million,  secured by a mortgage on the Company's  Merthyr  Tydfil,
U.K  facility.  At October 3, 2004,  the  Company  did not have any  borrowings  outstanding  under its $65.0 million  revolving loan portion of the Credit  Facility.  Letters of Credit of $13.2 million were outstanding securing the Company's obligations under various insurance programs and other contractual  agreements,  which reduce the Company's availability under its revolving credit facility.

         The Company  has paid  approximately  $6.8  million of fees and  expenses  related to the new Credit
Facility  through  October 3, 2004,  including  waiver and amendment fees in connection  with the Laon France facility  investigation  of $1.0  million.  These  fees  will be  amortized  over the life of the  applicable borrowings.  In addition,  the Company wrote off $5.5 million of remaining  deferred  financing  fees related to the Company's former Senior Secured Credit Facility.

         Amounts  outstanding  under the Credit  Facility  bear interest at a rate per annum equal to either:
(1) the base rate (as  defined  in the  Credit  Facility)  or (2) the  eurocurrency  rate (as  defined by the
Credit Facility),  in each case, plus an applicable  margin.  In connection with the Company's  investigation at its Laon,  France  facility,  the Company  obtained  waivers of its  requirement  to timely file financial statements  due to the  Restatement  (see Note (2)).  In  connection  with such waivers and  amendments,  the
Company paid fees of $1.0  million and agreed to an increase of 0.25% in the rate  applicable  to  borrowings under the Credit Facility.

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

         The Credit  Facility,  the 10 7/8% Senior  Secured Notes and the 12 3/8% Senior  Subordinated  Notes
contain a number of  financial  and  restrictive  covenants.  Under  the  Credit  Facility,  the  Company  is required to meet certain  financial  tests,  including  achievement of a minimum  interest  coverage ratio, a
maximum  total  leverage   ratio,  a  maximum  first  lien  leverage   ratio,   and  maximum  annual  capital
expenditures.  The restrictive  covenants  limit the Company's  ability to incur liens and debt, sell assets,
pay  dividends  or  make  distributions,   repurchase  debt  and  to  make  certain  loans,   investments  or
acquisitions.  The Company was in compliance  with all of the required  financial  ratios and other covenants at October 3, 2004.

 (8) BENEFIT PLANS

         The Company maintains  separate  noncontributory  defined benefit and defined  contribution  pension plans covering most domestic hourly employees and all domestic salaried  personnel,  respectively.  It is the
Company's  policy to fund accrued  pension and defined  contribution  plan costs in compliance  with ERISA or the applicable foreign requirements.

         The net periodic  pension cost was as follows for the three months and nine months ended  October 3,
2004 and September 28, 2003, respectively (000's omitted):

U.S.
----
                                               For the Three Months Ended                   For the Nine Months Ended
                                               --------------------------                   -------------------------
                                         October 3, 2004     September 28, 2003       October 3, 2004     September 28, 2003
                                        ------------------  ---------------------    ------------------ -----------------------

  ervice cost.........................  $                   $                        $                 $
 S                                      287                 227                      861               681
  nterest cost........................
 I                                             724                          679           2,172                       2,037
  eturn on assets.....................
 R                                            (683)                       (569)          (2,049)                     (1,707)
  ecognized loss......................
 R                                             28                            68            84                           204
  ecognized prior service cost........
 R                                             94                            94            282                          282
                                        ------------------  ---------------------    ----------------  ----------------------

                                        $                   $                        $                 $
Net periodic pension cost............   450                 499                      1,350             1,497
                                        ==================  =====================    ================  ======================

Non-U.S.
--------
                                                For the Three Months Ended                     For the Nine Months Ended
                                                --------------------------                     -------------------------
                                         October 3, 2004      September 28, 2003        October 3, 2004     September 28, 2003
                                        ------------------  -----------------------    ------------------  ----------------------

  ervice cost.........................  $                   $                          $                   $
 S                                      89                  80                         265                 238
  nterest cost........................
 I                                            1,123                          963                  3,376                   2,885
  eturn on assets.....................
 R                                            (858)                        (671)                (2,580)                  (2,014)
  ecognized loss......................
 R                                             205                           202                    619                     605
                                        ------------------  -----------------------    ------------------  ----------------------

                                        $                   $                          $                   $
Net periodic pension cost............   559                 574                        1,680               1,714
                                        ==================  =======================    ==================  ======================

         The Company provides health and life insurance  benefits for certain  domestic retired  employees in connection with collective bargaining agreements.

         Net periodic  postretirement  benefit costs for the Company's U.S.  postretirement benefit plans for the three months and nine months ended  October 3, 2004 and September  28, 2003,  respectively,  included the following components (000's omitted):

U.S.
----
                                              For the Three Months Ended                   For the Three Months Ended
                                              --------------------------                   --------------------------
                                        October 3, 2004     September 28, 2003       October 3, 2004     September 28, 2003
                                       ------------------  ----------------------   ------------------- ----------------------

  ervice cost                          $                   $                        $                   $
 S                                     85                  66                       245                 198
  nterest cost
 I                                            377                          372            1,115                 1,116
  ecognized loss
 R                                            64                             34            168                   102
  ecognized prior service cost
 R                                           (226)                        (226)           (678)                 (678)
                                       ------------------  ----------------------   ------------------- ----------------------

                                       $                   $                        $                   $
Net periodic pension cost              300                 246                      850                 738
                                       ==================  ======================   =================== ======================

         The Company made $0.5 million in  contributions  to its U.S.  based pension plan and $0.3 million of contributions  to its non-U.S.  based  pension  plans in the third  quarter of 2004.  The Company  previously disclosed in its  financial  statements  for the year ended  December 31, 2003 that it expected to contribute approximately  $1.5 million to its U.S.  based  pension  plan in 2004.  For the nine months ended  October 3,
2004,  $1.0 million of  contributions  have been made to the Company's  U.S. based pension plan.  The Company presently  anticipates  contributing  an additional $0.1 million to fund its pension plan in 2004 for a total of  approximately  $1.1  million.  For the nine months ended October 3, 2004,  $0.9 million of  contributions have been made to the Company's  non-U.S.  based  pension  plans.  The Company does not  anticipate  its 2004 contributions to its non-U.S.  based pension plans to be significantly  different from the amount  previously disclosed in the Company's consolidated financial statements for the year ended December 31, 2003.

         The Company made payments  under its  postretirement  benefit plan of $1.1 million in the first nine months of 2004 and $0.4  million in the third  quarter of 2004.  The  Company  does not  anticipate  its 2004 payments under its  postretirement  benefit plan to be  significantly  different  from the amount  previously disclosed in the Company's consolidated financial statements for the year ended December 31, 2003.

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

         The  following is a summary of revenues from  external  customers and income (loss) from  operations for the three and nine month  periods  ended  October 3, 2004 and  September  28, 2003,  respectively  (000's omitted):

                                                                     Three Months Ended                 Nine Months Ended
                                                            -------------------------------    ---------------------------------
                                                                                                    October
                                                                 October 3,                    3,
                                                                                               ------------------
                                                                             September 28,                         September 28,
                                                            ------------                       ----------
                                                            2004                      2003     2004                         2003
                                                            ----------       ----------------  ----------        ---------------
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol................................................            $94,361          $88,535          $280,688          $272,081
International..........................................             70,386           72,790           219,307           207,229
Paint, Plastic & General Line..........................             31,155           28,437           101,780            90,795
Custom & Specialty.....................................             11,361           14,909            30,764            44,342
                                                                    -------          -------           -------           ------
Total revenues.........................................           $207,263         $204,671          $632,539          $614,447
                                                                  =========        =========         =========         ========

INCOME (LOSS) FROM OPERATIONS:
Aerosol................................................            $15,856          $14,754           $45,210           $46,141
International..........................................             (2,533)          (3,222)           (6,632)           (7,705)
Paint, Plastic & General Line..........................              2,616            2,293            10,160            10,155
Custom & Specialty.....................................              1,796            1,428               967             2,282
                                                                     ------           ------              ----            -----
Total Segment Income From Operations...................             17,735           15,253            49,705            50,873
Unallocated Selling, General & Administrative Expenses(a)           (5,909)          (6,225)          (19,464)          (18,144)
Special Charges (b) ...................................             (4,012)             760            (5,416)             (590)
Interest Expense.......................................            (12,665)         (14,738)          (38,246)          (40,901)
Bank Financing Fees....................................               (890)          (2,507)           (3,486)           (4,535)
Loss From Early Extinguishment of Debt                                   -                -            (5,508)                -
                                                                 ---------        ---------            --------       ---------
Loss Before Income Taxes...............................            $(5,741)         $(7,457)         $(22,415)         $(13,297)
                                                                   =========        =========        ==========        =========

(a)  Represents domestic Selling, General & Administrative expenses.  The Company does not allocate these costs to its domestic segments.
(b)  Management does not evaluate segment performance including such charges.  See Note (3) for further information on the
     Company's
     special charges.

(10) COMMITMENTS AND CONTINGENCIES

Environmental

         United  States Can has been  named as a  potentially  responsible  party for costs  incurred  in the clean-up of a  groundwater  plume  partially  extending  underneath  United  Sates  Can's  former site in San
Leandro,  California and at the M&J Solvents site in Georgia.  With regard to San Leandro,  United States Can is a party to an indemnity  agreement  related to this matter with the owner of the property.  Extensive soil and groundwater  investigative work has been performed at this site in a coordinated  sampling event in 1999.
The results of the sampling were  inconclusive  as to the source of the  contamination.  In November 2002, as part of a larger sampling  scheme,  the State requested that the Company sample existing  monitoring wells at the San Leandro  property.  The Company  completed the sampling and received the results in the first quarter of 2003.  These results  generally  show that the  concentration  of  contamination  is declining,  which the
Company views as a positive  development.  While the State of California  has not yet commented on either the
1999 or the 2003  sampling  results,  the Company  believes  that the principal  source of  contamination  is unrelated to its past  operations.  With regard to M & J Solvents,  over 1,000  contributors to the site have been identified.  The initial  compliance  status report has not been finalized and thus, the nature,  extent and source of contamination is unknown.

Legal
         The Company is involved in litigation from time to time in the ordinary  course of its business.  In the Company's opinion, the litigation is not material to its financial condition or results of operations.

(11) SUBSIDIARY GUARANTOR INFORMATION

                  The following presents the condensed  consolidating financial data for U.S. Can Corporation
(the "Parent Guarantor"),  United States Can Company (the "Issuer"), USC May Verpackungen  Holding Inc.  (the
"Subsidiary  Guarantor"),  and the Issuer's European subsidiaries,  including May Verpackungen GmbH & Co., KG
(the  "Non-Guarantor  Subsidiaries"),  as of October 3, 2004 and  December  31,  2003 and for the nine months ended October 3, 2004 and September 28, 2003. The  information  for the nine months ended  September 28, 2003 has been restated (See Note (2)).  Investments  in  subsidiaries  are accounted for by the Parent  Guarantor, the  Issuer  and  the  Subsidiary  Guarantor  under  the  equity  method  for  purposes  of the  supplemental consolidating presentation.  Earnings of subsidiaries are, therefore,  reflected in their parent's investment accounts and earnings.  This consolidating  information  reflects the guarantors and non-guarantors of the 10
7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.

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

                                    U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  For the NINE Months Ended OCTOBER 3, 2004
                                                 (unaudited)
                                               (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 413,232        $      -           $ 219,307           $    -      $ 632,539
COST OF SALES..................             -        356,895               -             215,010                -        571,905
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross profit..............             -         56,337               -               4,297                -         60,634
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -         19,464                -             10,929                -         30,393
SPECIAL CHARGES................             -          4,103                -              1,313                -          5,416
                                       -------     ----------       ---------          ----------          -------     ---------
     Operating income (loss)...             -         32,770                -             (7,945)               -         24,825
INTEREST EXPENSE...............             -         33,146            4,059              1,041                -         38,246
BANK FINANCING FEES............             -          3,275                -                211                -          3,486
LOSS FROM EARLY
   EXTINGUISHMENT OF DEBT......             -          5,508                -                  -                -          5,508
EQUITY IN LOSS
  OF SUBSIDIARIES .............        (20,025)      (14,099)          (1,094)                -             35,218            -
                                       -------     ---------        -----------        ---------           --------    --------

     Loss before income taxes          (20,025)      (23,258)          (5,153)            (9,197)           35,218  (22,415)
PROVISION (BENEFIT) FOR
  INCOME TAXES.................             -         (3,233)               -                843                -         (2,390)
                                       -------     ----------       ---------          ---------           -------     ----------
NET LOSS.......................        (20,025)      (20,025)          (5,153)           (10,040)           35,218       (20,025)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................        (11,437)           -                -                  -                 -        (11,437)
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON                )
 STOCKHOLDERS..................        $(31,462    $ (20,025)       $  (5,153)         $ (10,040)          $35,218     $ (31,462)
                                       ========    =========        =========          =========           ========    =========

                                    U.S. CAN CORPORATION AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            RESTATED For the NINE Months Ended SEPTEMBER 28, 2003
                                                 (unaudited)
                                               (000's omitted)

                                                                                      Restated
                                                  Restated          USC May        USC Europe/ May
                                    Restated       United        Verpackungen     Verpackungen GmbH                   Restated
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor       Restated    Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 407,218        $      -           $ 207,229           $    -      $ 614,447
COST OF SALES..................             -        348,640               -             206,481                -        555,121
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross profit..............             -         58,578               -                 748                -         59,326
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -         18,144                -              8,453                -         26,597
SPECIAL CHARGES................             -           (500)               -              1,090                -            590
                                       -------     -----------      ---------          ----------          -------     ---------
     Operating income (loss)...             -         40,934                -             (8,795)               -         32,139
INTEREST EXPENSE...............             -         33,640            4,788              2,473                -         40,901
BANK FINANCING FEES............             -          4,535                -                  -                -          4,535
EQUITY IN LOSS
  OF SUBSIDIARIES .............        (15,588)      (17,180)          (4,519)                   -          37,287            -
                                       -------     ---------        -----------  ------------------        --------    --------
     Loss before income taxes          (15,588)      (14,421)          (9,307)           (11,268)           37,287       (13,297)
PROVISION FOR
  INCOME TAXES.................             -          1,167                -              1,124                -          2,291
                                       -------     ---------        ---------          ---------           -------     ---------
NET LOSS.......................        (15,588)      (15,588)          (9,307)           (12,392)           37,287       (15,588)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................        (10,131)           -                -                     -              -        (10,131)
                                       -------     ---------        ---------    ------------------        -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON                )
 STOCKHOLDERS..................        $(25,719    $ (15,588)       $  (9,307)         $ (12,392)          $37,287     $ (25,719)
                                       ========    =========        =========          =========           ========    =========

                                    U.S. CAN CORPORATION AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                            As oF OCTOBER 3, 2004
                                                 (unaudited)
                                               (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding        GmbH & Co., KG                       U.S. Can
                                 Corporation    Can Company        (Guarantor       (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)        Subsidiaries)     Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $        216      $           -       $      5,270       $       -      $      5,486
     Accounts receivable......             -          51,735                   -            34,100                -           85,835
     Inventories..............             -          59,139                   -            44,829                -          103,968
     Other current assets.....             -           4,959                   -            10,037                -           14,996
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         116,049                   -            94,236                -          210,285
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         130,415                   -            94,757                -          225,172
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          34,186                   -               129                -           34,315
OTHER NON-CURRENT
   ASSETS.....................             -          36,421                   -            13,642                -           50,063
INTERCOMPANY
  ADVANCES....................             -         283,320                   -                 -         (283,320)               -
INVESTMENT IN
  SUBSIDIARIES................             -               -              60,210                 -          (60,210)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    627,775      $       60,210      $    202,764       $ (343,530)    $    547,219
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      3,574      $           -       $      3,659       $       -      $      7,233
     Accounts payable.........             -          39,966                   -            52,997                -           92,963
     Restructuring reserves...             -           1,891                   -               776                -            2,667
     Income taxes payable.....             -               -                   -               481                -              481
     Other current liabilities             -          32,833                   -            19,270                -           52,103
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          78,264                   -            77,183                -          155,447
liabilities...................
TOTAL LONG TERM DEBT..........           854         550,742                   -                 -                -          551,596
LONG TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          40,290                 930            30,095                -           71,315
OTHER LONG-TERM
  LIABILITIES.................             -           2,595                   -             2,883                -            5,478
PREFERRED STOCK...............       158,391               -                   -                 -                -          158,391
INTERCOMPANY LOANS............       112,056               -             125,654            45,610         (283,320)               -
INVESTMENT IN
  SUBSIDIARIES................       123,707          79,591                   -                 -         (203,298)               -
STOCKHOLDERS' EQUITY /
  (DEFICIT)...................      (395,008)       (123,707)            (66,374)           46,993          143,088         (395,008)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    627,775      $       60,210      $    202,764       $ (343,530)    $    547,219
and
          stockholders' equity
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
                                  FOR THE NINE MONTHS ENDED OCTOBER 3, 2004
                                                 (unaudited)
                                                (000s omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING       $     -        $  2,376
                                                 --------       --------
  ACTIVITIES.................................................                  $  (5,153)           $  1,674         $  (1,103)
                                                                               ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (7,858)              -              (1,981)           (9,839)
  Proceeds from sale of property.......................-.....      1,019               -                  56             1,075
                                                       -        --------       ---------            --------         ---------
      Net cash used in investing activities............-.....     (6,839)              -              (1,925)           (8,764)
                                                       -        --------       ---------            ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....    (22,354)          5,153              17,201                 -
  Net borrowings of Term B loan........................-.....    248,750              -                    -           248,750
  Net payments under revolving line of                 -         (42,100)
credit.......................................................                         -                    -           (42,100)
  Payments of Tranche A loan...........................-.....    (38,706)             -                    -           (38,706)
  Payments of Tranche B loan...........................-.....   (130,175)             -                    -          (130,175)
  Payments of Tranche C loan...........................-.....    (20,000)             -                    -           (20,000)
  Payments of other long-term debt.....................-.....     (1,391)             -              (17,348)          (18,739)
  Borrowings of other long-term debt...................-.....        646              -                    -               646
  Payments of debt financing costs.....................-.....     (6,845)             -                    -            (6,845)
                                                       -        ---------      ---------            --------         ----------
      Net cash (used in) provided by                   -         (12,175)
                                                 --------       ----------
financing
     activities..............................................                      5,153                (147)           (7,169)
                                                                               ----------           ----------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                 (442)             (442)
                                                       -        --------       ---------            ---------        ----------
DECREASE IN CASH AND                                   -         (16,638)
  CASH EQUIVALENTS...........................................                         -                 (840)          (17,478)
CASH AND CASH EQUIVALENTS, beginning of                -          16,854
                                                 --------       ---------
  period.....................................................                         -                6,110            22,964
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $    216       $      -             $  5,270         $   5,486
                                                 =     =        =========      =========            ========         =========

                                    U.S. CAN CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            RESTATED FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003
                                                 (unaudited)
                                                (000s omitted)

                                                                               USC May            Restated
                                                               United       Verpackungen      USC Europe / May      Restated
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING       $     -        $  6,682
                                                 --------       --------
  ACTIVITIES.................................................                  $  (9,307)           $    834         $  (1,791)
                                                                               ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (8,028)             -               (2,059)          (10,087)
  Proceeds from sale of property.......................-.....        256              -                5,173             5,429
                                                       -        --------       ---------            --------         ---------
      Net cash (used in) provided by                   -          (7,772)
                                                 --------       --------
investing activities.........................................                         -                3,114            (4,658)
                                                                               ---------            --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (8,803)          9,307                (504)                -
  Issuance of 10 7/8% senior secured notes.............-.....    125,000              -                    -           125,000
  Net payments under revolving line of                 -         (30,100)
credit.......................................................                         -                    -           (30,100)
  Borrowings of other debt.............................-.....          -              -                3,230             3,230
  Payment of Tranche A loan............................-.....    (27,294)             -                    -           (27,294)
  Payment of Tranche B loan............................-.....    (47,206)             -                    -           (47,206)
  Payments of other long-term debt.....................-.....       (805)             -              (10,220)          (11,025)
  Payments of debt financing costs.....................-.....     (6,455)             -                   -             (6,455)
                                                       -        ---------      ---------            --------         ----------
      Net cash (used in) provided by                   -           4,337
                                                 --------       ---------
financing
     activities..............................................                      9,307              (7,494)            6,150
                                                                               ----------           ----------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -               (1,375)           (1,375)
                                                       -        --------       ---------            ---------        ----------
INCREASE (DECREASE) IN CASH AND                        -           3,247
  CASH EQUIVALENTS...........................................                         -               (4,921)           (1,674)
CASH AND CASH EQUIVALENTS, beginning of year...........-.....      5,707              -                5,983            11,690
                                                       -        ---------      ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  8,954       $      -             $  1,062         $  10,016
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

Critical Accounting Policies; Use of Estimates

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

Results of Operations

Three month period ended October 3, 2004, as compared to the three month period ended September 28, 2003
         The following table presents the Company's Revenue and Gross Profit by segment for the third quarter of 2004 as compared to the third quarter of 2003.

                                        For the three months ended October 3, 2004 and September 28, 2003
                                   -----------------------------------------------------------------------------
                                             Revenue                    Gross Profit           Percentage to
                                                                                                   Sales
                                   -----------------------------------------------------------------------------
                                        2004          2003           2004          2003        2004     2003
                                   -----------------------------------------------------------------------------

Aerosol                               $ 94,361       $ 88,535      $ 15,859      $ 14,754     16.8%     16.7%
International                            70,386         72,790         1,705          (756)    2.4%    (1.0)%
Paint, Plastic & General Line            31,155         28,437         2,616          2,293    8.4%     8.1%
Custom & Specialty                        11,361        14,909          1,796         1,428   15.8%     9.6%
                                   ----------------------------------------------------------
    Total                             $ 207,263     $ 204,671      $ 21,976      $ 17,719     10.6%     8.6%
                                   ==========================================================

         Consolidated  net sales for the three months ended  October 3, 2004 were $207.3  million as compared to $204.7 million in the  corresponding  period in 2003. Along business segment lines,  Aerosol net sales for third  quarter of 2004  increased  to $94.4  million  from $88.5  million for the same period in 2003, a 6.6%
increase,  driven by increased  unit volume ($4.7  million) and increased  raw material  costs that have been passed on to  customers  ($4.2  million),  partially  offset by a change in  customer  and  product mix ($3.1 million).  International  net sales  decreased  to $70.4  million  for the third  quarter  of 2004 from $72.8 million for the third  quarter of 2003, a decrease of $2.4 million or 3.3%.  The decrease was  primarily  due to decreased unit volume in the third quarter,  partially  offset by the positive  impact of the  translation of sales made in foreign  currencies  based upon using the same average U.S dollar  exchange  rates in effect during the third  quarter of 2003 ($6.2  million).  Paint,  Plastic & General Line net sales  increased  $2.8 million,  from $28.4  million for the third  quarter of 2003 to $31.2  million for the third quarter of 2004.
This increase was due primarily to increasing  raw material  costs in our plastics and paint and general line businesses  that have been  passed on to  customers.  In the  Custom &  Specialty  segment,  sales  decreased
23.5% from  $14.9  million  for the third  quarter of 2003 to $11.4  million  for the third  quarter of 2004, driven primarily by a decline in volume.

                  Consolidated  gross profit  increased  $4.3  million for the three months ended  October 3,
2004 from the same quarter in 2003.  Along  business  segment lines,  Aerosol gross profit dollars  increased by $1.1 million while the  percentage to sales  remained  relatively  unchanged.  The  International  segment gross profit  increased  $2.5 million  versus the same period in 2003 and the  percentage to sales  increased from (1.0)% to 2.4%.  The  increase was driven by improved  operating  efficiencies  in the U.K.  aerosol and the German food can  operations.  The Paint,  Plastic & General Line  segment  gross  profit  increased  $0.3 million versus the same period in 2003.  The  percentage to net sales  increased from 8.1% in 2003 to 8.4% in
2004.  The  improvement  was  primarily  driven  by a shift in  customer  demand to more  profitable  product lines.  The Custom & Specialty  segment gross profit  increased to $1.8 million,  compared to $1.4 million in
2003.  The improvement was driven by lower corporate allocated expenses.

         Selling,  general and administrative costs increased from $8.7 million for the third quarter of 2003 to $10.2 million in the third quarter of 2004.  The increase was primarily  related to severance  payments to a former  European  executive,  the  professional  fees  associated  with  the  investigation  of the  France operation  (see Note (2)),  and the  negative  impact of the  translation  of  expenses  incurred  in foreign currencies to U.S. Dollars.

         During the third quarter of 2004, the company  recorded a $4.0 million charge related to the closure of the New Castle,  PA Lithography  and Elgin,  IL (Olive Can) Custom & Specialty  plants.  The third quarter charge primarily  relates to employee  separation costs ($1.1 million) and accelerated  depreciation  related to assets,  which will be idled in the fourth quarter ($2.9 million).  Total cash  restructuring  payments in the third  quarter of 2004 were $0.7  million  (primarily  severance  and  facility  shut down costs) and the
Company  anticipates  spending  another  $7.1  million  over the next  several  years  related to  previously recorded special charges.  Additional  special charges related the New Castle, PA and Olive Can facility exit costs will be recorded during the fourth quarter.  The Company  anticipates  these costs to be  approximately
$4.1 million,  including  facility  closing costs of $1.2 million,  lease  commitments  of $1.4 million,  and accelerated depreciation of $1.5 million.

                                July 4,                 Net            Deductions (b)         October 3,
                              2004 Balance           Additions                                2004 Balance
                            -----------------    ------------------    ----------------    ------------------
                            -----------------    ------------------    ----------------    ------------------
Employee Separation                   $3.8                 $1.1               $(0.6)                $4.3
Facility Closing Costs                 3.0                  2.9                (3.1)                 2.8
                            -----------------    ------------------    ----------------    ------------------
                            -----------------    ------------------    ----------------    ------------------
Total                                 $6.8                 $4.0               $(3.7)                $7.1 (a)
                            =================    ==================    ================    ==================

(a)      Includes $4.5 million classified as other long-term liabilities as of October 3, 2004.

(b)      Includes cash payments of $0.7 million.  The remaining non-cash deductions represent accelerated depreciation related to the New Castle, PA and Olive Can facility closings, which was recorded as a reduction in property, plant and equipment.

         Interest  expense in the third quarter of 2004  decreased  14.1%,  or $2.1 million,  versus the same period of 2003.  The decrease is due primarily to the  expiration of the Company's  interest rate  protection agreements in the fourth quarter of 2003 ($1.7 million) and lower average borrowings ($0.4 million).

         Bank  financing fees for the third quarter of 2004 were $0.9 million as compared to $2.5 million for the third  quarter  of 2003.  The third  quarter  2003 bank  financing  fees  included  $1.2  million of fees incurred and expensed by the Company to amend its Senior Secured Credit Facility.

         During the third quarter of 2004, the Company  recorded an income tax benefit of $0.5 million versus a benefit of $0.4  million  recorded  for the same period of 2003.  The Company had  previously  (in 2002 and
2003)  recorded  valuation  allowances as it could not conclude that it is "more likely than not" that all of the  deferred tax assets of certain of its foreign  operations  will be realized in the  foreseeable  future.
Accordingly,  the  Company did not record an income tax benefit  related to the third  quarter  2004 and 2003 losses of the applicable operations.

         Payment in kind  dividends of $3.9 million and $3.5 million on the redeemable  preferred  stock were recorded in the third quarter of 2004 and 2003, respectively.

Nine month period ended October 3, 2004, as compared to the nine month period ended September 28, 2003

         The following table presents the Company's Revenue and Gross Profit by segment for the first nine months of 2004 as compared to the first nine months of 2003.

                                         For the nine months ended October 3, 2004 and September 28, 2003
                                   ------------------------------------------------------------------------------
                                             Revenue                    Gross Profit         Percentage to Sales
                                   ------------------------------------------------------------------------------
                                        2004      2003 Restated      2004     2003 Restated    2004   2003
                                                                                                       Restated
                                   ------------------------------------------------------------------------------

Aerosol                               $280,688      $ 272,081      $ 45,210      $ 46,141     16.1%     17.0%
International                           219,307        207,229         4,297           748     2.0%      4.0%
Paint, Plastic & General Line           101,780         90,795         10,160        10,155   10.0%     11.2%

Custom & Specialty                        30,764        44,342       967              2,282    3.1%      5.1%
                                   ----------------------------------------------------------
    Total                             $ 632,539     $ 614,447      $ 60,634      $ 59,326      9.6%      9.7%
                                   ==========================================================

         Net sales for the nine-month period ended October 3, 2004,  totaled $632.5 million,  a 2.9% increase versus the  corresponding  period in 2003. Along business segment lines,  Aerosol net sales in the first nine months of 2004 were  $280.7  million,  a 3.2 % increase  versus the same period  last year.  The  increase is primarily due to an increase in U.S.  volumes  ($10.2  million) and  increased  raw material  costs that have been passed on to customers  ($4.3 million),  partially  offset by a change in customer and product mix ($5.9 million).  International  sales  increased  $12.1  million  from $207.2  million for the first nine months of
2003 to $219.3  million  for the  first  nine  months of 2004  primarily  due to the  positive  impact of the translation of sales made in foreign  currencies  based upon using the same average U.S dollar exchange rates in  effect  during  the first  nine  months of 2003  ($21.1  million),  partially  offset by  decreased  unit volumes.  Paint,  Plastic & General Line segment  sales  increased  $11.0  million to $101.8  million for the nine months ended October 3, 2004.  This increase was due  primarily to increased  volume ($3.5  million) and increasing raw material costs in our plastics and paint and general line  businesses  ($7.5  million),  which have been  passed  on to  customers.  Custom &  Specialty  sales of $30.8  million  decreased  from the $44.3 million for the nine months ended September 28, 2003, driven primarily by a decline in volume.

          Consolidated  gross profit  increased $1.3 million for the nine-month  period ended October 3, 2004 from the same period in 2003.  Along business  segment lines,  Aerosol gross profit decreased by $0.9 million and the percentage to sales  decreased from 17.0% to 16.1%.  The decrease in Aerosol gross profit dollars was due to increased raw material  costs  associated  with steel  surcharges,  net of amounts  passed  through to customers  ($3.9  million),  partially  offset by the impact of volume  increases ($1.7 million) and improved overhead  absorption  of ($1.3  million).  In  accordance  with the terms of the  majority  of the  Company's customer  agreements,  steel  surcharge  cost  increases  were passed  through to customers  beginning in the second quarter of 2004. Due to the timing of the  implementation  of the selling price  increases  versus the cost  increases  in the first half of 2004,  the  Company  did not  recover  all of the cost  increases.  See
"Liquidity  and Capital  Resources" for a discussion of steel  surcharges.  The  International  segment gross profit  increased $3.5 million  versus the same period in 2003,  but the  percentage to sales  decreased from
4.0% to 2.0%. The  improvement in dollars was driven by cost reduction and  operational  improvements  in the
U.K.  aerosol  and  German  food can  businesses,  partially  offset  by  decreased  volume  and  accelerated depreciation  related to  production  lines  idled in  conjunction  with the  German  food can  product  line profitability  review.  The  Paint,  Plastic & General  Line  segment  gross  profit  remained  flat at $10.2 million in 2004,  versus the same period in 2003.  The  percentage to net sales  decreased from 11.2% in 2003 to 10.0% in 2004.  The decrease in  percentage is driven by a shift to less  profitable  product  lines.  The
Custom & Specialty  segment  gross  profit  decrease to $1.0 million  compared to $2.3  million in 2003,  was driven by reduced volume.

         Selling,  general, and administrative  expenses were $30.4 million in the first nine months of 2004, versus $26.6 million for the same period in 2003. The increase in selling,  general and administrative  costs was  primarily  due to  severance  payments  to be made over time to the  Company's  former  Chief  Executive
Officer and a former European  executive,  the  professional  fees associated with the  investigation  of the
France  operation (see Note (2)), and the negative impact of the translation of expenses  incurred in foreign currencies to U.S. Dollars.

         During the first nine months of 2004, the Company  recorded  special  charges of $5.4 million.  $1.4 million  related to the  elimination of 41 positions in Europe.  The charge  related to an early  termination program in Laon,  France and a product line  profitability  review  program in the Company's  German food can business,  which will result in the Company idling certain of its production lines.  During the third quarter of  2004,  the  company  recorded  a $4.0  million  charge  related  to the  closure  of the New  Castle,  PA
Lithography  and the Elgin IL (Olive Can) Custom &  Specialty  plants.  The third  quarter  charge  primarily relates to employee  separation  costs  connected to the facility  closings ($1.1  million),  and accelerated depreciation  related  to  assets,  which  will be idled in the fourth  quarter  ($2.9  million).  Additional special  charges  related the New Castle,  PA and Olive Can facility  exit costs will be recorded  during the fourth quarter.  The Company  anticipates these costs to be approximately  $4.1 million,  including  facility closing costs of $1.2 million,  lease  commitments  of $1.4 million,  and  accelerated  depreciation  of $1.5 million.

         The table below presents the reserve categories and related activity as of October 3, 2004:

                            January 1, 2004      Net Additions      Deductions (b)           October 3,
                                Balance                                                     2004 Balance
                           ------------------    ---------------    ----------------    ---------------------
                             ----------------    ---------------    ----------------    ---------------------
Employee Separation                    $4.3              $2.5              $(2.5)               $4.3
Facility Closing Costs                  3.6               2.9               (3.7)                2.8
                             ----------------    ---------------    ----------------    ---------------------
                             ----------------    ---------------    ----------------    ---------------------
Total                                  $7.9                                $(6.2)               $7.1 (a)
                                                 $5.4
                             ================    ===============    ================    =====================

         (a)   Includes $4.5 million classified as other long-term liabilities as of October 3, 2004.

         (b)   Includes cash payments of $3.2 million.  The remaining non-cash deductions represent accelerated depreciation related to the New Castle, PA and Olive Can facility closings, which was recorded as a reduction in property, plant and equipment.

         Interest  expense  decreased  $2.7 million  from $40.9  million for the first nine months of 2003 to
$38.2  million for the same period in 2004 due primarily to the  expiration  of the  Company's  interest rate protection  agreements in the fourth  quarter of 2003 ($4.9  million),  partially  offset by higher  interest rates due primarily to the issuance of the 10 7/8% Senior Secured Notes in July 2003 ($2.2 million).

         Bank  financing fees for the first nine months of 2004 were $3.5 million as compared to $4.5 million for same period in 2003.  The 2003 fees  included  $1.2 million of fees  incurred and expensed by the Company to amend its Senior Secured Credit Facility.

         During the second  quarter,  the Company also recorded a loss from early  extinguishment  of debt of
$5.5 million  associated with the termination of the Company's Senior Secured Credit  Facility.  In addition, the Company has paid  approximately  $6.8  million of fees and  expenses  related to the new Credit  Facility through October 4, 2004. These fees will be amortized over the life of the applicable borrowings.

         An income tax  benefit of $2.4  million  was  recorded  for the first nine  months of 2004 versus an income tax expense of $2.3  million for the first nine months of 2003.  The Company had  previously  (in 2002 and 2003) recorded  valuation  allowances as it could not conclude that it is "more likely than not" that all of the  deferred  tax  assets of  certain of its  foreign  operations  will be  realized  in the  foreseeable future.  Accordingly,  the Company  did not record an income tax  benefit  related to the nine months of 2004 and 2003 losses of the applicable of the applicable operations.

         Payment in kind  dividends of $11.4  million and $10.1  million on the  redeemable  preferred  stock were recorded in the first nine months of 2004 and 2003, respectively.

Liquidity and Capital Resources

         During the first nine months of 2004,  liquidity  needs were met through cash on hand and internally generated cash flow.  Principal liquidity needs included debt refinancing costs,  working capital and capital expenditures.  Cash flow used by  operations  was $1.1  million  for the nine months  ended  October 3, 2004, compared to cash used of $1.8 million for the nine months ended September 28, 2003.

         Starting  in  the  fourth  quarter  of  2003,  many  domestic  and  foreign  steel  suppliers  began experiencing  a shortage of coke, an important  component of the  steel-making  process.  The shortage is due to many  factors,  which  include the  growing  Chinese  steel  market and a fire at a coal mine in the U.S., which  produces  coke.  The  shortage is expected  to continue in at least the near  future.  While we cannot predict the long-term  effects the shortage will have on our  tin-plate  costs,  the shortage has caused some steel  manufacturers to charge a surcharge on steel,  which has increased our tin-plate  prices. In addition, one of our suppliers increased base prices during the third quarter.

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

         Net cash  used in  investing  activities  was $8.8  million  for the  first  nine  months of 2004 as compared to $4.7  million for the first nine months of 2003.  Investing  activities  in the first nine months of 2004 included capital spending of $9.8 million,  offset by the proceeds  received from the March 2004 sale of the  closed  Dallas  Texas  for $1.0  million.  Investing  activities  in the  first  nine  months of 2003 included  capital  spending of $10.1  million,  offset by proceeds from the sale of the Company's  Daegeling,
Germany facility, which was sold at the end of 2002.

         Net cash used by  financing  activities  in the first nine months of 2004 was $7.2  million,  versus net cash  provided  of $6.2  million  for the same  period  in 2003.  Net cash used in  financing  activities includes  the payment of $6.9  million of fees related to the new Credit  Facility,  as more fully  described below.  In 2003 net cash was provided by borrowings  under the revolving line of credit,  after  repayment of borrowings  under the Senior  Secured  Credit  Facility with proceeds from the offering of the 10 7/8% Senior
Secured Notes.

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

         The Company  has paid  approximately  $6.8  million of fees and  expenses  related to the new Credit
Facility  through  October 3, 2004,  including  waiver and amendment fees in connection  with the Laon France facility  investigation  of $1.0  million.  These  fees  will be  amortized  over the life of the  applicable borrowings.  In addition,  the Company wrote off $5.5 million of remaining  deferred  financing  fees related to the Company's former Senior Secured Credit Facility.

         At October 4, 2004,  the Company did not have any  borrowings  outstanding  under its $65.0  million revolving  loan  portion  of the  Credit  Facility.  Letters  of Credit  of $13.2  million  were  outstanding securing the Company's obligations under various insurance programs and other contractual  agreements,  which reduce the Company's  availability  under its revolving  credit facility.  In addition,  the Company had $5.5 million of cash and cash equivalents at quarter end.

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

         The Credit Facility,  the Senior Secured Notes and the Senior Subordinated Notes contain a number of financial  and  restrictive  covenants.  Under the Credit  Facility,  the Company is required to meet certain financial  tests,  including  achievement  of a minimum  interest  coverage  ratio,  a maximum total leverage ratio,  a maximum first lien  leverage  ratio,  and maximum  annual  capital  expenditures.  The  restrictive covenants  limit  the  Company's  ability  to incur  liens and  debt,  sell  assets,  pay  dividends  or make distributions,  repurchase debt and to make certain loans,  investments or  acquisitions.  The Company was in compliance with all of the required financial ratios and other covenants at October 3, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         Interest rate risk  exposure  results from our floating rate  borrowings.  The table below  provides information  about the  Company's  debt  obligations  that are  sensitive to changes in interest  rates as of
October 3, 2004.  The table  presents  principal cash flows and related  weighted  average  interest rates by expected maturity dates.

    Debt Obligations                         2005         2006        2007         2008      Thereafter   Fair Value
                              10/03/04
                              -12/31/04
--------------------------    ----------- ------------ ----------- ------------ ------------ ----------- -------------
--------------------------
                                                               (dollars in millions)
Fixed rate                       $0.2         $  0.3      $1.0         $  --        $          $296.7     $284.0
                                                                                   --
Average interest rate                           4.44%      9.20%           --                    11.74%
                                 4.44%                                            --
Variable rate                     $4.5        $3.4         $3.5        $3.5         $   3.6    $242.1     $260.6
Average interest rate                           4.87%                    4.83%                   5.38%
                                 4.69%                    4.85%                    4.81%
Item 4. Controls and Procedures

         As of October 3, 2004,  the Company's  management,  with the  participation  of the Company's  Chief
Executive  Officer and Chief Financial  Officer,  evaluated the effectiveness of the design and operations of the  Company's  disclosure  controls  and  procedures  (as  defined in Rule  13a-15(e)  under the  Securities
Exchange  Act of 1934,  as amended).  Based upon that  evaluation  and  subsequent  information  as described below,  the Chief  Executive  Officer and Chief  Financial  Officer  concluded,  as of October 3, 2004,  that except as described  below,  the Company's  disclosure  controls and procedures were effective for recording, processing,  summarizing and reporting the information the Company  discloses in the reports that the Company files with the Commission.

         During the  quarter  ended  October 3,  2004,  as a result of  inquiries  regarding  accounting  and financial  reporting issues at its Laon,  France facility,  the Company  determined that it would restate its financial  statements  for the years ended  December 2002 and 2003,  and the quarter ended April 4, 2004 (the
"Restatement").  In addition, in connection with the Restatement,  the Company's auditors,  Deloitte & Touche
LLP,  delivered a letter to the Company regarding  "material  weaknesses" in the Company's  internal controls concerning  oversight of its European operations,  in particular its Laon, France facility.  For a discussion of the restatement adjustments, see "Item 1.  Financial Statements - Note (2) Restatements."

         In connection with the Restatement  process and the inquiry by the Audit Committee,  the Company has carried out an evaluation,  under the supervision and with the  participation of our Chief Executive  Officer and Chief Financial  Officer,  of the  effectiveness  of the design and operation of our disclosure  controls and  procedures,  including  an  evaluation  of  such  controls  and  procedures  at a  number  of its  other facilities,  and has  concluded  that the  controls  and  procedures  at such  other  facilities,  and at the
Company's  corporate  headquarters,  are superior to those that existed at its Laon, France facility.  During the quarter  ended  October 3, 2004,  there were changes in the  Company's  internal  control over  financial reporting that materially  affected the Company's  internal control over financial  reporting.  In connection with the  Restatement  process,  the  Company  has  initiated  the  implementation  of  various  measures  to strengthen  its internal  controls and has added more  structure to the  financial  oversight of its European operations,  including its facility in France.  The Company  believes  that, in connection  with this effort, it has  substantially  strengthened  the  organization  and  personnel  of the senior  financial  and control functions  in Europe and  adopted  more  rigorous  policies  and  procedures  with  respect to its  financial reporting.

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

Item 5. Other Information

         On October 6, 2004, USC Europe (UK) Limited, a subsidiary of the Company,  entered into an agreement with Francois Vissers,  formerly Senior Vice President,  International and President of European  Operations,
ending his employment with the Company.

Item 6. Exhibits
(a)      Exhibits
                  10.35    Settlement  Letter from USC Europe (UK) Limited to Francois  Vissers dated October
                           6, 2004.

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