Form 10-K
period 2004-12-31
US CAN CORP
filed 2005-03-23
CIK 895726

10

===================================================================================================================

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

                                         For the fiscal year ended December 31, 2004

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
                                                  Yes |_| No |X|

         As of March 15, 2005, 53,333.333 shares of Common Stock were outstanding.

===================================================================================================================

                                                 TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

                                                      PART I

Item 1.          Business....................................................................................
  2
Item 2.          Properties..................................................................................
11
Item 3.          Legal Proceedings...........................................................................
12
Item 4.          Submission of Matters to a Vote of Security Holders.........................................
12

                                                      PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters.......................
13
Item 6.          Selected Financial Data.....................................................................
14
Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................................................
15
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk..................................
25
Item 8.          Financial Statements and Supplementary Data.................................................
26
Item 9.          Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................................................
67
Item 9A.         Controls and Procedures.....................................................................
67

                                                     PART III

Item 10.         Directors and Executive Officers of the Registrant..........................................
68
Item 11.         Executive Compensation......................................................................
71
Item 12.         Security Ownership of Certain Beneficial Owners and Management..............................
78
Item 13.         Certain Relationships and Related Transactions..............................................
80
Item 14.         Principal Accountant Fees and Services......................................................
82

                                                      PART IV

Item 15.         Exhibits and Financial Statement Schedules..................................................
83

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

         Based on sales volume of steel aerosol  cans, we hold the number one market  position in the United States and the number two market  position in Europe.  In addition,  we hold the number two market position in metal paint cans in the United  States,  by unit volume.  We attribute  our market  leadership  to our ability to  consistently provide high-quality  products and service at competitive prices,  while continually  improving our product-related technologies.  The references in this report to market  positions or market share are based on information  derived from annual reports,  trade  publications and management  estimates that the Company  believes to be reliable.  For financial  information  about  business  segments and  geographic  areas,  refer to Note  (14) to the  Consolidated
Financial Statements.

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

         Steel  aerosol cans  manufactured  in the U.S.  represent our largest  business  segment,  accounting  for approximately  44.0%,  43.7%,  and 45.7% of our total net sales in 2004, 2003 and 2002,  respectively.  In 2004, we manufactured approximately 54% of the steel aerosol containers produced in the United States.

   International Operations

         Our  international  operations  primarily  produce  steel aerosol cans for the European  market.  Based on management  estimates,  we manufactured  approximately 29% of the steel aerosol cans produced in Europe in 2004. We also supply steel  aerosol cans to customers in Latin  America  through  Formametal  S.A.,  our  Argentinean  joint venture. In addition,  we participate in the metal food packaging market through our wholly-owned  subsidiary,  May
Verpackungen  GmbH & Co., KG ("May"),  a leading  European  food can producer with more than 30% of the German food can market,  by sales  volume  (based on  management  estimates).  May has  long-term  relationships  with  several leading consumer products companies in Europe, including Mars and Nestle.

         International  Operations  represents our second largest business  segment,  accounting for  approximately
35.3%, 34.9% and 30.3% of our total net sales in 2004, 2003 and 2002, respectively.

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

         Our Paint,  Plastic & General Line products  accounted  for  approximately  15.9%,  14.4% and 15.1% of our total net sales in 2004,  2003 and 2002,  respectively.  We hold the  number  two  market  position  in the  United
States in the steel paint can market.

   Custom & Specialty Products

         We also have a presence in the Custom & Specialty  market,  offering a wide range of decorative,  hermetic and specialty  steel  products.  Our primary  products  include  functional  and  decorative  containers,  tins and collectible  items  that are  typically  produced  in  smaller  quantities  than our other  products.  Examples  of products  packaged with our containers  include holiday tins sold by mass  merchandisers,  infant formula packaging and tins holding military products.

         Custom & Specialty  products  accounted for  approximately  4.8%,  7.0% and 8.9% of our total net sales in
2004, 2003 and 2002, respectively.

Customers and Sales Force

         As of December 31, 2004, we had approximately  5,600 customers,  with our largest customer  accounting for
6.5% of our  total  net sales in 2004.  To the  extent  possible,  we enter  into  one-year  or  multi-year  supply agreements  with our major  customers.  Some of these  agreements  specify the number of containers a customer will purchase (or the mechanism for determining  such number),  pricing,  volume  discounts (if any) and, in the case of many of our domestic and some of our  international  multi-year  supply  agreements,  a provision  permitting us to pass through price increases in specified raw material and other costs.

         We  market  our  products  primarily  through  a  sales  force  comprised  of  inside  and  outside  sales representatives.  As of  December  31,  2004,  we had 59 sales  representatives  in the United  States and 13 sales representatives  in Europe.  Each sales  representative  is responsible for growing sales in a specific  geographic region and is compensated by a salary and a bonus based on sales volume targets.

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
Our  largest   domestic  steel  suppliers  are  United  States  Steel,   International   Steel  Group  ("ISG")  and
Wheeling-Pitt, while Corus, Arcelor and Rasselstein supply the largest volume in Europe.

         Our  domestic and European  operations  purchase  approximately  430,000 tons of tin-plate  annually.  The
Company  believes that adequate  quantities of tin-plate  will continue to be available  from steel  manufacturers, however,  potential  seasonal  shortages  may occur from  domestic  suppliers as foreign  sourcing is currently not available due to an increase in steel requirements in other areas of the world.

         Prior to 2004,  tin-plate  prices had generally been stable and price  increases  were  announced  several months before  implementation.  During 2004, many domestic and foreign steel suppliers began experiencing increased raw material costs which they passed on to their  customers,  including the Company.  The price  increases took the form of surcharges  and base price  increases and in some cases the Company was provided with short notice  periods prior to the  implementation  of the increase.  Our steel  suppliers have announced price increases for 2005 for as much as 26%.  This is in addition to significant increases received in fiscal year 2004.

         Many of our  domestic  and some of our  international  multi-year  supply  agreements  with our  customers permit us to pass through  tin-plate price  increases and, in some cases,  other raw material costs. In response to the  unprecedented  steel cost increases,  the Company increased its selling prices during 2004 and has implemented significant  price  increases in 2005. The Company has generally  been  successful in passing along the majority of the steel cost increases to our customers.  However,  future steel  surcharges or base price  increases could occur and the Company cannot  predict with  certainty its ability to pass along future  increases to customers or how the
Company's  customers or competitors  will respond to such  increases.  Additionally,  customer  contracts may limit pass-throughs and also may require us to match other competitive bids.

         Coatings and inks,  which are used to coat  tin-plate  and print  designs and logos,  represent our second largest raw material  expense.  We purchase  coatings  and inks from  regional  suppliers in the United  States and
Europe.  These products  historically have been readily  available,  and we expect to be able to meet our needs for coatings and inks in the foreseeable future.

         Our  plastic  products  are  produced  from two main  types of  resins,  which are  petroleum  or  natural gas-based  products.  High-density  polyethylene resin is used to make pails, drums and agricultural  products.  We use 100%  post-industrial  and post-consumer use, recycled  polypropylene  resin in the production of the Plastite(R)
line of paint cans.  The price of resin  fluctuates  significantly,  and we believe  that it is  standard  industry practice,  as well as a provision of many of our customer  contracts,  to pass on increases  and decreases in resin prices to our customers.

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

Labor

         As of December 31,  2004,  we employed  approximately  2,200  salaried and hourly  employees in the United
States. Of our total U.S. workforce,  approximately 1,450 employees,  or 66%, were members of various labor unions, including  the United  Steelworkers  of  America,  the  International  Association  of  Machinists  and the Graphic
Communications  International  Union.  Labor  agreements  covering  approximately  700 employees were  successfully negotiated in 2004. As of December 31, 2004, our European  subsidiaries  employed  approximately  1,200 people.  In line with common European practices, all plants are unionized.

         During 2004, Local No. 24M of the Graphics  Communications  International  Union,  the union  representing employees at the Company's  Weirton  facility,  filed an arbitration  case  challenging  the Company's  decision to modify its health care plan for retirees.  The Union  contended  that the Company had an obligation to bargain over plan changes and that it failed to do so. The Company  contended that the matter was not  arbitrable,  that it only had an obligation to bargain with the Union regarding  benefits for active employees  represented by the Union, and that it had no obligation to bargain with regard to retiree  benefits.  On December 22, 2004, the arbitrator issued a decision  finding that the dispute was arbitrable.  The Company intends to appeal the arbitration  decision.  See
Item 3. Legal Proceedings for further details.

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

         Our  restructuring  programs  have  resulted in a reduction  of the  salaried  and hourly work force.  The
Company  has  worked  closely  with the  various  labor  unions  and their  collective  bargaining  units to ensure provisions for termination,  severance and pension  eligibility  were in accordance with the respective  collective bargaining  agreements.  The Company's  relationship  with  represented  employees is generally good and there have been no labor strikes,  slow-downs,  work stoppages or other material labor disputes  threatened or pending against the Company for at least the past ten years.

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

         As of December 31, 2004,  total  consolidated  debt  outstanding was $560.0  million.  We did not have any borrowings  outstanding  under our $65.0  million  revolving  credit  facility as of December 31, 2004,  and net of letters of credit of $12.4  million,  we had $52.6 million of unused  commitment.  We also had $7.1 million of cash on hand at December 31, 2004.

         Our high level of debt could:

     o    make it difficult for us to satisfy our obligations;  including making interest  payments  under our Credit  Agreement and our 10 7/8% Senior
          Secured  Notes and 12 3/8% Senior  Subordinated  Notes  agreements;  o limit our  ability  to obtain  additional  financing  to  operate  our business;
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

         Our Credit Facility, our 10 7/8% Senior Secured Notes and our 12 3/8% Senior Subordinated Notes,
restrict, among other things, our ability to take specific actions, even if these actions may be in our best interest. These restrictions limit our ability to:

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

Our Credit  Facility  bears interest at a floating rate, and if interest rates rise, our payments will increase and we may incur losses.

         Outstanding  amounts under our Credit  Facility bear interest at a floating rate.  Current  interest rates are low and our  financial  results  have  benefited  from these low rates.  If interest  rates rise,  our interest payments on our Credit  Facility also will increase,  which could make it more difficult for us to satisfy our debt obligations  and further  reduce  availability  of our cash flow for operations  and other  purposes.  For example, based on the amount of floating  rate debt  outstanding  during the year ended  December 31, 2004, we expect that a
1% increase in interest rates would have increased our interest expense for 2004 by  approximately  $2.4 million to
$53.6 million.

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

         Prior to 2004,  tin-plate  prices had generally been stable and price  increases  were  announced  several months before  implementation.  During 2004, many domestic and foreign steel suppliers began experiencing increased raw material costs which they passed on to their  customers,  including the Company.  The price  increases took the form of surcharges  and base price  increases and in some cases the Company was provided with short notice  periods prior to the  implementation  of the increase.  Our steel  suppliers have announced price increases for 2005 for as much as 26%.  This is in addition to significant increases received in fiscal year 2004.

         Many of our  domestic  and some of our  international  multi-year  supply  agreements  with our  customers permit us to pass through  tin-plate price  increases and, in some cases,  other raw material costs. In response to the  unprecedented  steel cost increases,  the Company increased its selling prices during 2004 and has implemented significant  price  increases in 2005. The Company has generally  been  successful in passing along the majority of the steel cost increases to our customers.  However,  future steel  surcharges or base price  increases could occur and the  Company  cannot  predict  with  certainty  its  ability  to pass  along  future  increases  to  customers.
Additionally,  customer  contracts  may limit  pass-throughs  and also may  require us to match  other  competitive bids.  See "Business - Raw Materials."

Our principal  markets are subject to  overcapacity,  which could cause us to lose business and result in decreased profitability.

         The worldwide steel container  markets have  experienced  limited growth in demand in recent years.  Steel containers are standardized products,  allowing for relatively little  differentiation among competitors.  This led to overcapacity and price  competition among steel container  producers,  as capacity growth outpaced the growth in demand for steel  containers.  The North  American steel  container  market,  in particular,  is considered to be a mature market,  characterized by stable growth and a sophisticated  distribution system.  Price-driven  competition has  increased  as producers  seek to capture more sales volume in order to keep their plants  operating at optimal levels and reduce unit costs.

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

         We have  experienced  operating  losses since the fiscal year ended  December 31, 2000 and we may continue to incur losses.  For the years ended December 31, 2004,  2003 and 2002, we had net losses  attributable  to common stockholders of $45.6 million,  $35.2 million and $90.2 million,  respectively.  As of December 31, 2004, we had an accumulated  deficit of $432.7  million.  We cannot assure you that we will become  profitable in the future and if we do achieve  profitability,  we may not be able to sustain or increase  profitability  on a  quarterly  or annual basis.  Our failure to become and remain profitable could impair our ability to continue our operations.

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

         We cannot  predict  the  amount or timing of costs  imposed  under  environmental  laws.  Liability  under certain  environmental laws relating to contaminated sites can be imposed  retroactively and on a joint and several basis  (i.e.,  one  liable  party  could be held  liable  for all costs at a site).  We have been  designated  as a potentially  responsible  party at a former can plant  located in San Leandro,  California  and at the M&J Solvents site in Georgia. As a potentially  responsible party, we are or may be legally  responsible,  jointly and severally with other members of the potentially  responsible party group, for the cost of environmental  remediation at these sites.  With respect to San  Leandro,  we have agreed to  indemnify  the owner of the property  against the matter.
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

         As of December 31, 2004, we had approximately  3,400 employees.  Approximately  1,450 of our United States employees  are subject to  collective  bargaining  agreements.  In keeping  with  common  practice,  virtually  all manufacturing  employees at our European  plants are  unionized.  Although we consider our current  relations  with our employees to be good, if we do not maintain these good relations,  or if major work  disruptions were to occur, our production costs could increase.

Increased  costs  associated  with  corporate  governance  compliance  may  significantly  affect  our  results  of operations.

         The  Sarbanes-Oxley  Act of 2002 will require  changes in some of our corporate  governance and securities disclosure  and  compliance  practices,  and will require a review of our internal  control  procedures.  We expect these  developments to increase our legal compliance and financial  reporting costs.  These developments could also make it more difficult and more expensive for us to obtain  director and officer  liability  insurance,  and we may be required to accept reduced  coverage or incur higher costs to obtain coverage.  In addition,  they could make it more difficult for us to attract and retain  qualified  members of our board of directors,  or qualified  executive officers.  We are presently  evaluating and monitoring  regulatory  developments  and cannot estimate the timing or magnitude or additional costs we may incur as a result.

Our internal  controls over financial  reporting may not be adequate and our  independent  auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

         We are evaluating our internal  controls over financial  reporting in order to allow  management to report on, and our  independent  auditors to attest to, our internal  controls over  financial  reporting,  as required by
Section 404 of the Sarbanes-Oxley  Act of 2002 and rules and regulations of the Securities and Exchange  Commission thereunder,  which we refer to as Section  404.  Section 404  requires a reporting  company  such as ours to, among other  things,  annually  review and disclose its internal  controls  over  financial  reporting,  and evaluate and disclose  changes in its internal  controls over  financial  reporting  quarterly.  Beginning  with our fiscal year ending  December 31, 2006, we will be required to comply with Section 404. We are currently  performing  the system and  process  evaluation  and  testing  required  (and any  necessary  remediation)  in an effort  to  comply  with management  certification  and  auditor  attestation  requirements  of Section  404.  In the course of our  ongoing evaluation,  we have identified areas of our internal controls requiring  improvement,  and plan to design enhanced processes  and controls to address these and any other issues that might be  identified  through this review.  As a result, we expect to incur additional  expenses and diversion of management's  time. We cannot be certain as to the timing  of  completion  of our  evaluation,  testing  and  remediation  actions  or the  impact  of the same on our operations  and may not be able to ensure that the process is effective  or that the internal  controls are or will be effective in a timely manner.

ITEM 2.  PROPERTIES

         We have 11  operations  located in the United  States,  many of which are  strategically  positioned  near principal  customers and suppliers.  Through our European  subsidiaries,  we also have production  locations in the largest regional markets in Europe,  including Denmark,  France,  Germany, Italy, Spain and the United Kingdom. The
following table sets forth certain information with respect to our principal plants as of March 15, 2005.

Location                                     Size (in sq. ft.)          Status                          Segment
--------                                     -----------------          ------                          -------

United States
Elgin, IL (1)............................          481,346              Owned                          Aerosol
Tallapoosa, GA (1).......................          249,480              Owned                          Aerosol
Baltimore, MD ...........................          232,172              Leased               Custom & Specialty
Commerce, CA.............................          240,203              Leased    Paint, Plastic & General Line
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
Itzehoe, Germany.........................           80,730              Owned                    International
Esbjerg, Denmark.........................           66,209              Owned                    International
Voghera, Italy...........................           45,200              Leased                    International
Schwedt, Germany.........................           35,500              Leased                    International

(1)       The  plants  that we own in the  United  States are  subject  to a lien in favor of  Deutsche  Bank Trust
          Company Americas as administrative agent for the lenders under the Credit Facility.

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

         Local No. 24M of the Graphics  Communications  International  Union, the union  representing  employees at the Company's Weirton facility,  filed an arbitration case challenging the Company's  decision to modify its health care plan for  retirees.  The Union  contended  that the Company had an obligation to bargain over plan changes and that it  failed  to do so.  The  Company  contended  that  the  matter  was  not  arbitrable,  that it only  had an obligation to bargain with the Union regarding  benefits for active  employees  represented by the Union,  and that it had no obligation to bargain with regard to retiree  benefits.  On December 22, 2004,  the  arbitrator  issued a decision  finding  that the  dispute was  arbitrable,  that the Company  was  obligated  to bargain  with the Union regarding  benefits for  retirees,  that the Company  violated its duty to bargain by  unilaterally  modifying  the health  care plan as to  retirees  and that  benefits  under the health  care plan are vested as to  retirees.  The
Company intends to appeal the arbitration decision.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         U.S. Can has  approximately  20 common  stockholders.  Its common stock has not been  registered and there is no  trading  market  for its  common  stock.  It has  not  paid,  and  has no  present  intention  to pay,  cash dividends.  As U.S. Can Corporation has no operations,  its only source of cash for dividends or  distributions  is
United  States Can Company.  There are  stringent  limitations  in the  Company's  Credit  Facility and the 10 7/8%
Senior Secured Note ("Senior Secured Notes") and 12 3/8% Senior  Subordinated Notes ("the  Subordinated  Notes") on
United States Can's ability to fund or pay cash dividends to U.S. Can Corporation.

         In 2000,  U.S. Can  Corporation  issued shares of preferred  stock having a face value of $106.7  million.
Dividends  accrue on the  preferred  stock at an annual rate of 10%, are  cumulative  from the date of issuance and are compounded quarterly, on March 31,  June 30,  September 30 and December 31 of each year and are payable in cash when and as declared by our Board of  Directors,  so long as  sufficient  cash is  available  to make the  dividend payment and such  payment  would not violate the terms of the Credit  Facility,  the Senior  Secured  Notes and the
Subordinated  Notes.  As of December 31, 2004,  dividends of  approximately  $55.6  million have been  accrued.  As
United States Can is U.S. Can  Corporation's  only source of cash and payments by United States Can are  restricted by the terms of the Credit  Facility,  the Senior Secured Notes and the  Subordinated  Notes,  U.S. Can Corporation
does not  anticipate  paying cash  dividends  on the  preferred  stock in the  foreseeable  future.  Holders of the preferred stock have no voting rights,  except as otherwise  required by law. The preferred stock has a liquidation preference  equal to the purchase  price per share  (after  giving  effect to the reverse  stock  split),  plus all accrued and unpaid  dividends.  The  preferred  stock ranks  senior to all classes of U.S. Can  Corporation  common stock and is not convertible into common stock.

ITEM 6.   SELECTED FINANCIAL DATA

         The following  consolidated  financial data as of and for each of the fiscal years in the five years ended
December 31, 2004 were derived from our audited  financial  statements.  You should read all of this information in conjunction with  "Management's  Discussion and Analysis of Financial  Condition and Results of Operations" and our
financial statements for the year ended December 31, 2004 and accompanying notes beginning on page 26.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      (000's omitted)
                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                        2004           2003          2002          2001          2000
                                                        ----           ----          ----          ----          ----
OPERATING DATA:
Net sales........................................    $   844,779   $   823,442    $  796,557    $  772,188    $  809,497
Special charges (a)..............................          8,747           382         8,921        36,239         3,413
Recapitalization charge (b)......................             --            --            --            --        18,886
Loss from early extinguishment of debt (c).......          5,508            --            --            --        24,167
Loss from operations before
   cumulative effect of accounting change........        (30,305)      (21,331)      (59,339)      (40,416)      (11,522)
Cumulative effect of accounting change, net of
   income taxes (d)..............................             --            --       (18,302)           --            --
Net loss.........................................        (30,305)      (21,331)      (77,641)      (40,416)      (11,522)
Preferred stock dividend requirement.............        (15,299)      (13,821)      (12,521)      (11,345)       (2,601)
Net loss attributable to
   common stockholders...........................    $   (45,604)  $   (35,152)   $  (90,162)   $  (51,761)   $  (14,123)
BALANCE SHEET DATA:
Total assets.....................................    $   557,752   $   574,418    $  580,113    $  634,350    $  637,864
Total debt.......................................        559,996       559,224       551,979       536,776       495,045
Redeemable preferred stock.......................        162,253       146,954       133,133       120,613       109,268
Stockholders' equity (deficit)...................       (398,429)     (361,911)     (350,008)     (247,124)     (174,323)

(a) See  Note (3) of the  "Notes  to  Consolidated  Financial  Statements"  for a  description  of the  2004,  2003 and 2002 Special Charges.  In 2001, the Company initiated several  restructuring  programs consisting of a voluntary  termination program,  the closure of six manufacturing  facilities and the consolidation of two plastics  facilities  into a new  plastics  plant.  In 2000,  the Company  announced a reduction  in force program.

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

(c)  See  Note  (4)  of  the  "Notes  to  Consolidated  Financial  Statements"  for  further  detail  on  the  2004 loss.  During  2000,  the  Company  completed  a tender  offer  and  consent  solicitation  for all of its outstanding  10 1/8%  notes due 2006.  The early  extinguishment  of debt in 2000  relates  to the  tender premium and the write-off of related deferred financing charges.

(d)  In  accordance  with  SFAS  No.  142  "Goodwill  and  Other  Intangible  Assets",  during  2002,  the  Company completed  its initial  transitional  goodwill  impairment  test and reported  that a non-cash  impairment charge was  required  in its  Custom &  Specialty  and  International  segments.  The  Company  recorded a pre-tax  goodwill  impairment  charge of $39.1  million  ($18.3  million,  net of tax)  during  the fourth quarter of 2002.  The charge was  presented as a  cumulative  effect of a change in  accounting  principle effective as of January 1, 2002.  See Note (13) of the "Notes to Consolidated Financial Statements."

 ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

         The following discussion  summarizes the significant factors affecting the consolidated  operating results and  financial  condition  of the  Company and  subsidiaries  for the three years ended  December  31,  2004.  This discussion should be read in conjunction with the consolidated  financial  statements and notes to the consolidated financial statements.

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
restructuring   amounts;   asset  impairments;   goodwill  impairments;   pension  assumptions  and  tax  valuation
allowances.  Future  events and their effects  cannot be perceived  with  certainty.  Accordingly,  our  accounting estimates  require the exercise of management's  current best  reasonable  judgment based on facts  available.  The accounting  estimates used in the preparation of the  consolidated  financial  statements will change as new events occur,  as  more  experience  is  acquired,  as  more  information  is  obtained  and  as the  Company's  operating environments  change.  Accounting  policies  requiring  significant  management  judgments include those related to revenue  recognition,  inventory  valuation,  rebate accruals,  goodwill impairment,  restructuring  reserves,  tax valuation allowances and pension benefit obligations.

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

         As more fully  described  in Note (3) to the  Consolidated  Financial  Statements,  several  restructuring programs  were  implemented  in order to  streamline  operations  and reduce  costs.  The Company  has  established reserves and recorded  charges against such reserves,  to cover the costs to implement the programs.  The estimated costs were determined based on contractual  arrangements,  quotes from contractors,  similar historical  activities and other  judgmental  determinations.  Actual  costs may differ from those  estimated.  During  2004,  the Company recorded  net special  charges of $8.7  million.  The net charge  consisted  of new charges of $9.0  million,  less reversals of $0.3 million due to changes in estimates  of employee  separation  costs.  $1.2 million of the charges related to position  eliminations in connection  with an early  termination  program in Laon,  France and a product line profitability  review program in the Company's German food can business,  which resulted in the Company idling certain of its  production  lines.  The company also recorded a $7.8 million  charge  related to the closure of the
New  Castle,  PA  Lithography  and the Elgin IL (Olive Can) Custom & Specialty  plants.  During  2003,  the Company recorded  a net charge of $0.4  million  related  to  restructuring.  The  charge  consisted  of new  restructuring reserves of $2.2 million  less  reversals  of $1.8  million  primarily  related to changes in estimates of employee separation  costs related to the Company's  Burns Harbor  facility.  At December 31, 2004, $7.3 million of reserves for  restructuring  programs were  included in the  Company's  consolidated  balance  sheet.  $3.2 million of these reserves  related to employee  separation  costs for employees that have already been separated.  As these payments will be made over time,  actual  payments  may not  reflect  the  amounts  accrued  but they are  unlikely  to vary materially.  $4.1 million of the reserve  relates to future  payments  related to  facilities  that the Company has closed.  The Company has made  assumptions  regarding  the period of time that it will  require to dispose of these facilities.  In most  cases,  the  Company  has  included  costs  through  the life of the  leases.  If the Company disposes of or subleases the facilities earlier than expected, the Company will reduce the level of the reserve.

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

         In 2002,  due to a history of operating  losses in the United  Kingdom and the  Company's  German food can business  coupled  with the  deferred  tax assets that arose in  connection  with the  restructuring  programs  and goodwill impairment  charges,  the Company determined that it could not conclude that it was "more likely than not"
that all of the deferred tax assets of its United Kingdom and German food can  operations  would be realized in the foreseeable  future.  Accordingly,  during  the  fourth  quarter  of 2002,  the  Company  established  a  valuation allowance to provide for the  estimated  unrealizable  amount of its foreign net deferred tax assets as of December
31, 2002. In 2003,  after evaluation of the restated  results of operations  related to its Laon,  France facility, the Company could not conclude  that it would "more likely than not" realize the resultant  deferred tax asset and, accordingly,  recorded  an  additional  valuation  allowance.  In 2004,  the  Company  did not record an income tax benefit  related to 2004 losses of those  operations.  In addition,  during the fourth quarter of 2004, the Company provided a valuation  allowance of $7.0 million to provide for the  estimated  unrealizable  amount of its domestic net  deferred tax assets as of December 31, 2004.  The Company  will  continue to assess its  valuation  allowances and, to the extent it is determined  that such  allowances are no longer  required,  these deferred tax assets will be recognized in the future.

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

         Two of the critical  assumptions in determining the Company's  reported  expense or liability for pensions or  postretirement  benefits are the discount  rate and the long-term  expected rate of return on plan assets.  The use of a lower  discount  rate and a lower  long-term  expected  rate of return on plan assets  would  increase the present  value of benefit  obligations  and increase  pension  expense and  postretirement  benefit  expense.  A 1%
decrease  in our  discount  rate would have caused our 2004 U.S.  pension  expense  and  postretirement  expense to increase by  approximately  $0.7 million.  A 1% decrease in our assumed  return on plan assets would have increased our U.S.  pension  expense by  approximately  $0.3  million.  At December  31, 2004,  we reduced our discount  rate related  to our  U.S.  plans  by  0.35%  to  5.9%.  This  increased  our  annual  2004  U.S.  pension  expense  and postretirement expense by approximately $0.3 million.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

                                                                 As of December 31,
                                    -----------------------------------------------------------------------------
                                              Revenue                    Gross Profit           Percentage to
                                                                                                    Sales
                                    -----------------------------------------------------------------------------
                                         2004          2003           2004          2003        2004     2003
                                    -----------------------------------------------------------------------------

Aerosol...........................     $ 371,625     $  359,246      $ 59,128      $ 61,763     15.9%     17.2%

International.....................       298,077        287,354          6,094        (933)     2.0%    (0.3)%
Paint, Plastic & General Line.....       134,138        118,909         13,153       13,056    9.8%     11.0%
Custom & Specialty................        40,939        57,933          1,046         3,310    2.6%      5.7%
                                    ----------------------------------------------------------
      Total.......................     $ 844,779     $ 823,442      $ 79,421      $ 77,196       9.4%     9.4%
                                    ==========================================================

    Net Sales

         Consolidated  net sales for the year ended  December  31, 2004 were  $844.8  million as compared to $823.4 million in 2003,  an increase of 2.6%.  Along  business  segment  lines,  Aerosol  net sales in 2004  increased  to
$371.6 million from $359.2  million in 2003, an increase of 3.4%,  due  principally to increased unit volume ($11.3 million) and increased raw material  prices that have been  contractually  passed on to customers  ($7.5  million), partially  offset by changes in customer  and product mix ($6.4  million).  International  net sales  increased  to
$298.1  million in 2004 from $287.4  million in 2003,  an increase of $10.7  million or 3.7%  primarily  due to the positive  impact of the  translation  of sales made in foreign  currencies  based upon using the same  average U.S.
dollar exchange rates in effect during the year ended December 31, 2003 ($27.4  million),  offset by decreased unit volumes.  Paint,  Plastic & General Line segment net sales  increased  $15.2 million to $134.1 million for the year ended  December 31, 2004.  This  increase was due primarily to  increasing  raw material  costs in our plastics and paint and general line  businesses  that have been passed on to our customers  ($10.0  million) and increased  unit volume ($5.2  million).  Custom & Specialty  sales of $40.9 million  decreased  from the $57.9 million for the year ended  December  31,  2003,  driven  primarily  by a decline in volume due to foreign  competitive  pressure in the
Custom & Specialty marketplace.

    Gross Profit

         Consolidated  gross  profit for the year ended  December  31, 2004 was $79.4  million as compared to $77.2 million in 2003,  an increase  of $2.2  million.  Along  business  segment  lines,  Aerosol  gross  profit  dollars decreased  $2.6 million versus 2003,  and the  percentage to sales  decreased from 17.2% to 15.9%.  The decrease in
Aerosol gross profit  dollars was due to increased raw material  costs  associated  with steel  surcharges,  net of amounts passed through to customers ($5.5  million),  partially  offset by the positive impact of volume  increases
($2.9  million).  In  accordance  with the  terms of the  majority  of the  Company's  customer  agreements,  steel surcharge  cost  increases  were passed  through to customers  beginning in the second  quarter of 2004. Due to the timing of the  implementation  of the selling price increases  versus the cost increases in the first half of 2004, and  additional  increases  incurred  in the second  half of the year,  the Company did not recover all of the cost increases for 2004.  See  "Liquidity and Capital  Resources"  for a discussion of steel  surcharges.  International gross profit  increased  by $7.0  million,  and the  percentage  to net sales  increased  from (0.3)% to 2.0%.  The increase in  International  gross profit dollars and  percentage to net sales was primarily due to cost  reductions and  operational  improvements  in the U.K.  aerosol and German food can businesses and a  non-recurring  2003 $2.6 million  charge to  operations by May  Verpackungen  to writedown  its  inventory to net  realizable  market value, partially  offset  by  decreased  volume  and  accelerated  depreciation  related  to  production  lines  idled  in conjunction  with the  German  food can  product  line  profitability  review.  The Paint,  Plastic & General  Line segment gross profit  increased  $0.1 million versus 2003,  while the percentage to net sales  decreased to 9.8% in
2004.  The  improvement  in  dollars  was  driven by  increased  plastics  volume and  related  efficiencies  ($1.6 million),  partially offset by customer and product mix ($1.5 million).  In the Custom & Specialty  segment,  gross profit  dollars  decreased to $1.0 million in 2004 versus $3.3 million in 2003,  driven by decreased  volume due to foreign competitive pressure in the Custom & Specialty marketplace.

    Selling, General and Administrative Costs

         Selling,  general  and  administrative  costs  increased  from $36.0  million in 2003 to $41.9  million in
2004.  The increase in selling,  general and  administrative  costs was  primarily due to $1.6 million of severance payments to be made over time to the Company's  former Chief  Executive  Officer and a former  European  executive, professional  fees of $2.2  million  associated  with the  investigation  of the  Laon,  France  facility,  and the negative impact of the translation of expenses incurred in foreign currencies to U.S. Dollars.

    Restructuring

         During 2004, the Company  recorded net special  charges of $8.7 million.  The net charge  consisted of new charges of $9.0  million,  less  reversals  of $0.3  million due to changes in  estimates  of  employee  separation costs.  $1.2  million of the charges  related to position  eliminations  in  connection  with an early  termination program  in Laon,  France  and a product  line  profitability  review  program  in the  Company's  German  food can business,  which resulted in the Company idling certain of its production  lines.  The company also recorded a $7.8 million  charge  related to the closure of the New  Castle,  PA  Lithography  and the Elgin IL (Olive Can) Custom &
Specialty plants.  The charge was for employee  separation costs connected to the facility closings ($1.2 million), accelerated  depreciation  related to assets which were idled ($4.7 million),  and facility  closing costs of ($1.9 million).  In 2005,  additional  facility exit costs will be recorded related to the 2004 New Castle,  PA and Olive
Can facility exits of approximately $1.0 million.

      (in millions)        January 1, 2004      Net Additions      Cash Deductions        Other          December 31, 2004
                               Balance                                                                        Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                    $4.3                                 ($3.5)         $0.3 (b)                $3.2
                                                          $2.1

Facility Closing Costs                  3.6                1.9               (1.4)     -                             4.1
Asset Write-offs (c)                      -                4.7                   -          (4.7)                      -
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                  $7.9               $8.7              ($4.9)         $(4.4)                    $7.3(a)
                           =================    ===============    ================    =============    ====================

(a)   Includes $3.0 million classified as other long-term liabilities as of December 31, 2004.
(b)   Non-cash foreign currency impact
(c)   Represents non-cash accelerated depreciation
      related to the New Castle, PA and Olive Can facility closings, which was recorded as a reduction in property, plant and equipment.

    Other Income (Expense)

         Other income was $2.7 million in 2004 versus $0.4 million in 2003.  The income  represents  the  Company's share of the net income of its joint venture equity  investment in Argentina ($0.6 million),  and dividends,  other income and sale proceeds related to the sale of a cost based investment ($2.1 million).

    Interest Expense and Bank Financing Fees; Preferred Stock Dividend Requirements

         Interest  expense in 2004 decreased 5.8%, or $3.2 million,  versus 2003 due primarily to the expiration of the Company's  interest rate protection  agreements in the fourth quarter of 2003 ($5.1 million),  partially offset by higher  interest  rates due  primarily  to the issuance of the 10 7/8% Senior  Secured  Notes in July 2003 ($1.9
million).

         Bank financing fees for 2004 were $5.1 million compared to $6.1 million for 2003. The 2003 fees included
$1.5 million of fees incurred and expensed by the Company to amend its Senior Secured Credit Facility.  In addition, during 2004, the amortization of deferred financing costs increased due to fees and expenses associated with the Company's new Credit Facility and the issuance of the 10 7/8% Senior Secured Notes in July 2003, which are being amortized over the life of the applicable borrowings.  Further, in connection with the Company's 2004
Credit Facility waivers and amendments, the Company paid fees of $1.0 million which are also included in the
Company's 2004 bank financing fees.  See "Liquidity and Capital Resources" for further information on the waivers and amendments.

         During 2004, the Company entered into a new Credit Agreement and wrote off $5.5 million of remaining deferred financing fees related to its former Senior Secured Credit Facility.  The $5.5 million write off is classified as a loss on early extinguishment of debt.

         Payment in kind  dividends  of $15.3  million and $13.8  million on the  redeemable  preferred  stock were recorded in 2004 and 2003, respectively.  See Note (10) to the Consolidated Financial Statements.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

                                                                 As of December 31,
                                    -----------------------------------------------------------------------------
                                              Revenue                    Gross Profit           Percentage to
                                                                                                    Sales
                                    -----------------------------------------------------------------------------
                                         2003          2002           2003          2002        2003     2002
                                    -----------------------------------------------------------------------------

Aerosol...........................     $ 359,246     $ 364,133      $ 61,763      $ 59,469     17.2%     16.3%

International.....................       287,354        241,254          (933)       7,788     (0.3)%     3.2%
Paint, Plastic & General Line.....       118,909        119,952       13,056        11,349    11.0%     9.5%

Custom & Specialty................        57,933        71,218          3,310        714         5.7%    1.0%
                                    ----------------------------------------------------------
      Total.......................     $ 823,442     $ 796,557      $ 77,196      $ 79,320       9.4%    10.0%
                                    ==========================================================

    Net Sales

         Consolidated  net sales for the year ended  December  31, 2003 were  $823.4  million as compared to $796.6 million in 2002,  an increase of 3.4%.  Along  business  segment  lines,  Aerosol  net sales in 2003  decreased  to
$359.2  million from $364.1  million in 2002, a decrease of 1.3%,  due  principally  to decreased unit volume ($7.9 million)  partially  offset by  changes  in  customer  and  product  mix ($3.0  million).  International  net sales increased to $287.4  million in 2003 from $241.1  million in 2002, an increase of $46.2 million or 19.2%  primarily due to the  positive  impact of the  translation  of sales  made in  foreign  currencies  based upon using the same average U.S.  dollar  exchange  rates in effect during the year ended December 31, 2002.  Paint,  Plastic & General
Line  segment net sales  decreased  $1.0  million to $119.0  million for the year ended  December  31,  2003.  This decrease was due primarily to the negative  impact of a decrease in paint volume ($6.5  million)  partially  offset by an increase in plastics  volume ($2.3  million) and  increasing  resin  prices in our  plastics  business  ($3.2 million),  which are  contractually  passed on to customers.  Custom & Specialty  sales of $57.9 million  decreased from the $71.2  million  for the year ended  December  31,  2002,  driven  primarily  by a decline in volume due to foreign competitive pressure in the Custom & Specialty marketplace.

    Gross Profit

         Consolidated  gross  profit for the year ended  December  31, 2003 was $77.2  million as compared to $79.3 million  in 2002,  a decrease  of $2.1  million.  Along  business  segment  lines,  Aerosol  gross  profit  dollars increased  $2.3 million versus 2002,  and the  percentage to sales  increased from 16.3% to 17.2%.  The increase in gross profit  dollars and  percentage to sales was driven by the positive  impact of  restructuring  programs ($6.0 million)  partially offset by the margin and overhead  absorption  impacts ($3.7 million) of the decreased  volume.
International  gross profit  decreased by $8.7  million,  and the  percentage to net sales  decreased  from 3.2% to
(0.3)%.  The decline in  International  gross profit  dollars and  percentage  to net sales was  primarily due to a
$2.6 million charge to operations by May  Verpackungen  to writedown its inventory to net  realizable  market value as well as  increased  material  and  production  costs at May  Verpackungen  which  cannot  be passed  through  to customers  ($0.5  million).  The positive  benefit of the Southall plant closure in the third quarter of 2002 ($3.0 million),  was offset by the negative impact of volume related  inefficiencies  in the UK and France ($6.1 million)
and a  non-recurring  pension  benefit in 2002 of $2.5  million.  The Paint,  Plastic & General Line segment  gross profit  increased  $1.7 million  versus 2002 and the  percentage to net sales  increased 1.5  percentage  points to
11.0% in 2003.  The  improvement  was driven by  restructuring  program  benefits ($0.7 million) and other plastics cost  reductions  ($1.4 million),  offset by the impact of decreased paint volume of ($0.4 million).  In the Custom
& Specialty  segment,  gross profit  dollars  increased  to $3.3  million in 2003 versus $0.7 million in 2002.  The improvement  was  driven by a  restructuring  benefit  of $0.6  million,  and other  cost  reduction  programs  and operational efficiencies of $2.0 million.

    Selling, General and Administrative Costs

         Selling,  general and  administrative  costs decreased from $38.5 million in 2002 to $36.0 million in 2003 due to positive results from Company-wide cost savings programs.

    Interest Expense and Bank Financing Fees; Preferred Stock Dividend Requirements

         Interest  expense in 2003 increased 6.1%, or $3.1 million,  versus 2002 due to higher interest rates ($1.0 million) and higher average  borrowings  ($2.8 million).  The increase in interest  expense was partially offset by a $0.7 million  decrease in interest  expense  versus prior year related to the October 10, 2003  expiration of the
Company's  interest  rate  protection  agreements.  See Note (4) to the  Consolidated  Financial  Statements  for a
further discussion of the Company's debt position.

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

         Payment in kind  dividends  of $13.8  million and $12.5  million on the  redeemable  preferred  stock were recorded in 2003 and 2002, respectively.  See Note (10) to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         During 2004, liquidity needs were met through cash provided by operating  activities,  seasonal borrowings made under credit lines and proceeds from the sale of a facility.  Principal  liquidity  needs  included  operating costs,  seasonal  working  capital  needs and  capital  expenditures.  Cash flow  provided by  operations  was $1.7 million for the year ended  December  31,  2004,  compared to $19.6  million for the year ended  December 31, 2003.
The  decrease  in cash  provided  was  primarily  due to  increased  use of  working  capital  in 2004,  driven  by accelerated inventory purchases in advance of 2005 price increases.

         Prior to 2004,  tin-plate  prices had generally been stable and price  increases  were  announced  several months before  implementation.  During 2004, many domestic and foreign steel suppliers began experiencing increased raw material costs which they passed on to their  customers,  including the Company.  The price  increases took the form of surcharges  and base price  increases and in some cases the Company was provided with short notice  periods prior to the  implementation  of the increase.  Our steel  suppliers have announced price increases for 2005 for as much as 26%.  This is in addition to significant increases received in fiscal year 2004.

         Many of our  domestic  and some of our  international  multi-year  supply  agreements  with our  customers permit us to pass through  tin-plate price  increases and, in some cases,  other raw material costs. In response to the  unprecedented  steel cost increases,  the Company increased its selling prices during 2004 and has implemented significant  price  increases in 2005. The Company has generally  been  successful in passing along the majority of the steel cost increases to our customers.  However,  future steel  surcharges or base price  increases could occur and the Company cannot  predict with  certainty its ability to pass along future  increases to customers or how its
customers  or  competitors   will  respond  to  such  increases.   Additionally,   customer   contracts  may  limit
pass-throughs and also may require us to match other competitive bids.

         Net cash used in investing  activities  was $13.4  million in 2004,  as compared to $14.5 million in 2003.
Investing  activities  for 2004 relate  primarily  to capital  spending of $15.9  million,  offset by the  proceeds received  from the sale of property of $1.2 million and  dividends  from  Formametal  S.A. of $1.3  million.  As of
December  31,  2004,  the cost to complete  projects  included in  Construction  in Progress is  estimated at $15.2 million.  We are  contractually  committed to spend  approximately  39% of this amount,  however we expect to spend the entire  amounts  necessary to complete  these  projects.  Investing  activities in 2003 were related to capital spending  of $20.3  million,  offset by the  proceeds  received  from the sale of property  of $5.4  million.  Base capital  expenditures are expected to range from $20.0 million to $25.0 million in 2005.  Capital  expenditures are expected to be funded from cash on hand,  operations and borrowings under the revolving  credit  facility.  Capital investments  have  historically  yielded  reduced  operating  costs and improved  profit  margins,  and  management believes that the strategic  deployment of capital will enable overall  profitability  to improve by leveraging the economies of scale inherent in the manufacturing of containers.

         Net cash used in financing  activities  in 2004 was $2.7 million  versus net cash provided of $9.8 million in 2003.  Net cash used in  financing  activities  includes  the payment of $6.9 million of fees related to the new
Credit  Facility,  as more fully  described  below.  Cash used in financing  activities  in 2004 also  includes the proceeds of the initial sale of  receivables by one of the Company's  European  facilities as discussed  below.  In
2003 net cash was provided by borrowings  under the revolving line of credit,  after repayment of borrowings  under the Company's  former Senior Secured Credit  Facility with proceeds from the offering of the 10 7/8% Senior Secured
Notes, as well as, the initial sale of receivables by the Company's subsidiary May Verpackungen.

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

         The Company used the $250.0 million initial Term B proceeds to repay in full all amounts outstanding under the Company's former Senior Secured Credit Facility and a term loan of $16.5 million, secured by a mortgage on the Company's Merthyr Tydfil, U.K facility.

         At December 31, 2004, the Company did not have any borrowings outstanding under its $65.0 million revolving loan portion of the Credit Facility.  Letters of Credit of $12.4 million were outstanding securing the
Company's obligations under various insurance programs and other contractual agreements, which reduce the
Company's availability under its revolving credit facility.

         The Company has paid approximately $6.9 million of fees and expenses related to the new Credit Facility through December 31, 2004, including waiver and amendment fees in connection with the Laon France facility investigation of $1.0 million.  In addition, the Company wrote off $5.5 million of remaining deferred financing fees related to the Company's former Senior Secured Credit Facility.

          Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to either: (1)
the base rate (as defined in the Credit Facility) or (2) the eurocurrency rate (as defined by the Credit
Facility), in each case, plus an applicable margin.  During 2004, the Company's Board of Directors and Audit
Committee conducted an investigation at its Laon, France facility after the Company became aware of certain issues at the facility following the departure of the facility's financial controller.  The Company was required to obtain waivers of its requirement under the Company's Credit Facility to timely file financial statements.
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

          United States Can has outstanding  $125.0 million  aggregate  principal  amount of 10 7/8% Senior Secured
Notes due July 15, 2010.  The 10 7/8% Senior  Secured Notes are secured  obligations,  on a second  priority  basis behind the lenders under the  Company's  Credit  Facility,  of United States Can and are senior in right of payment to all of United States Can's  unsubordinated  indebtedness.  The 10 7/8% Senior  Secured Notes are guaranteed on a senior secured basis by U.S. Can and all of United States Can's domestic restricted subsidiaries.

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

         The Credit Facility, the 10 7/8% Senior Secured Notes and the 12 3/8% Senior Subordinated Notes contain a number of financial and restrictive covenants.  Under the Credit Facility, the Company is required to meet certain financial tests, including achievement of a minimum interest coverage ratio, a maximum total leverage ratio, a maximum first lien leverage ratio, and maximum annual capital expenditures.  The restrictive covenants limit the Company's ability to incur liens and debt, sell assets, pay dividends or make distributions, repurchase
debt and to make certain loans, investments or acquisitions.   The Company was in compliance with all of the
required financial ratios and other covenants at December 31, 2004.

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

         On December 16, 2004, one of the Company's  European  facilities  ("U.K.  Can")  finalized the terms of an accounts  receivable  factoring  arrangement.  Under the terms of the agreement,  U.K. Can will factor its customer accounts  receivable,  subject to a maximum of(pound)5.0 million of receivables.  U.K. Can pays a nominal  factoring fee and an interest  charge for  amounts  advanced  to it that have not been paid by the  customer to the factor.  U.K.
Can received its initial draw down under the  factoring  agreement in December 2004 ((pound)2 million) and used a portion of this draw to repay an outstanding balance of a loan with a Company subsidiary.

         The Company  continually  evaluates  all areas of its  operations  for ways to improve  profitability  and overall Company performance.  In connection with these evaluations,  management considers numerous  alternatives to enhance the  Company's  existing  business  including,  but not  limited to  acquisitions,  divestitures,  capacity realignments and alternative capital structures.

         As more fully  described  in Note (3) to the  Consolidated  Financial  Statements,  the Company  initiated several  restructuring  programs  over  the past  several  years,  including  the  closure  of the New  Castle,  PA
Lithography and Elgin, IL (Olive Can) Custom & Specialty  plants in 2004.  While the majority of the  restructuring
initiatives  were  completed,   certain  portions  of  the  programs  were  not  completed  in  2004.  Future  cash requirements  related to these programs are estimated to be approximately  $4.3 million in 2005 and $3.0 million in
2006 and beyond,  consisting  primarily of employee  termination  costs and future ongoing facility  carrying costs that  will be paid over many  years.  The  Company  expects  to fund  these  cash  requirements  from cash on hand, operations and borrowings under the revolving credit facility.

         The table below presents the reserve categories and related activity as of December 31, 2004:

      (in millions)        January 1, 2004      Net Additions      Cash Deductions        Other          December 31, 2004
                               Balance                                                                        Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                    $4.3                                 ($3.5)         $0.3 (b)                $3.2
                                                          $2.1

Facility Closing Costs                  3.6                1.9               (1.4)     -                             4.1
Asset Write-offs (c)                      -                4.7                   -          (4.7)                      -
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                  $7.9               $8.7              ($4.9)         $(4.4)                    $7.3(a)
                           =================    ===============    ================    =============    ====================

(a)   Includes $3.0 million classified as other long-term liabilities as of December 31, 2004.
(b)   Non-cash foreign currency impact
(c)   Represents non-cash accelerated depreciation related to the New Castle, PA and Olive Can facility closings, which was recorded as a reduction in property, plant and equipment.

         At existing levels of operations,  cash generated from  operations  together with amounts to be drawn from the  revolving  credit  facility,  are  expected to be  adequate to meet  anticipated  debt  service  requirements, restructuring costs,  capital  expenditures and working capital needs for the next twelve months.  Future operating performance,  unexpected capital  expenditures,  investments,  acquisitions and the ability to service or refinance the notes,  to service,  extend or refinance the Credit  Facility and to redeem or refinance  our  preferred  stock will be subject to future  economic  conditions  and to financial,  business and other  factors,  many of which are beyond management's control.

         The  Company  has a number of  contractual  commitments  to make  future  cash  payments.  Under  existing agreements, contractual obligations as of December 31, 2004 are as follows (000's omitted):

                                                                Payments due by period
         Contractual Obligations (a)             1st year     2-3 years      4-5 years    After 5 years
                                                                                                         Total
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Long term debt..............................         $8,895        $7,815        $ 6,072       $ 536,335    $ 559,117
Capital lease obligations...................            550           329              -               -          879
Operating leases............................          6,580         9,451          7,004           9,221       32,256
Pension & other post-retirement employee
   benefit obligations (b)..................          5,846        13,060         13,143               -       32,049
Other long-term liabilities on the
   consolidated balance sheet...............          4,901         1,109            669             629        7,308
                                               ------------------------------------------------------------------------
                                               ------------------------------------------------------------------------
Total Contractual Commitments...............       $ 26,772       $31,764       $ 26,888       $ 546,185    $ 631,609

(a) The aggregate  amount of the Company's  open purchase  obligations  is not included in the Company's contractual  obligations  table due to the  short-term  nature  and,  excluding  the amount that the
    Company  has  committed  to spend to complete  projects  included in  Construction  in Progress  (as
    discussed  previously),   the  immateriality  of  the  purchase  obligations  that  the  Company  is contractually obligated to as of December 31, 2004.

(b) The Company's long-term pension and  post-retirement  benefit obligations are estimates based on the
    Company's  current  information  and are subject to collective  bargaining  agreements.  The Company reserves  the right to make  changes to these  estimates  in the  future as facts and  circumstances change and new information is received.  Additionally,  the amount of contractual obligations beyond five years is not reliably estimable and is therefore not included in the table.

         See Note (4) to the Consolidated  Financial  Statements for further  information on obligations  under our borrowing agreements and Note (8) for further information on capital and operating leases.

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

          Prior to 2004,  tin-plate  prices had generally been stable and price  increases  were announced  several months before  implementation.  During 2004, many domestic and foreign steel suppliers began experiencing increased raw material costs which they passed on to their  customers,  including the Company.  The price  increases took the form of surcharges  and base price  increases and in some cases the Company was provided with short notice  periods prior to the  implementation  of the increase.  Our steel  suppliers have announced price increases for 2005 for as much as 26%.  This is in addition to significant increases received in fiscal year 2004.

         Many of our  domestic  and some of our  international  multi-year  supply  agreements  with our  customers permit us to pass through  tin-plate price  increases and, in some cases,  other raw material costs. In response to the  unprecedented  steel cost increases,  the Company increased its selling prices during 2004 and has implemented significant  price  increases in 2005. The Company has generally  been  successful in passing along the majority of the steel cost increases to our customers.  However,  future steel  surcharges or base price  increases could occur and the  Company  cannot  predict  with  certainty  its  ability  to pass  along  future  increases  to  customers.
Additionally,  customer  contracts  may limit  pass-throughs  and also may  require us to match  other  competitive bids.

NEW ACCOUNTING PRONOUNCEMENTS

            In November 2004, the Financial  Accounting  Standards  Board  ("FASB")  issued  Statement of Financial
Accounting  Standards  ("SFAS") No. 151,  "Inventory  Costs an  amendment  of ARB No. 43,  Chapter 4". SFAS No. 151 amends the previously  issued  guidance to clarify the accounting  for abnormal  amounts of idle facility  expense, handling costs and wasted material (spoilage).  The new rule requires,  among other provisions,  that such items be recognized as current-period  charges,  regardless of whether they meet the "abnormal" criteria outlined in ARB No.
43. SFAS No. 151 is effective  for fiscal years  beginning  after June 15,  2005.  The Company is still  evaluating the  provisions  of SFAS No. 151 but does not expect the adoption of SFAS No. 151 to have a material  effect on its financial statements.

            The FASB issued SFAS No. 153,  "Exchanges of  Nonmonetary  Assets,  an amendment of APB Opinion No. 29,
Accounting for  Nonmonetary  Transactions"  in December 2004. SFAS No. 153 eliminates the exception from fair value measurement  for  nonmonetary  exchanges  of similar  productive  assets in paragraph 21 (b) of APB Opinion No. 29,
"Accounting  for  Nonmonetary  Transactions,"  and replaces it with an  exception  for  exchanges  that do not have commercial  substance.  The statement also specifies  that a nonmonetary  exchange has commercial  substance if the future cash flows of the entity are  expected to change  significantly  as a result of the  exchange.  SFAS No. 153 is effective for periods  beginning  after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on the Company's financial statements.

      In December  2004,  the FASB issued SFAS No. 123 (revised  2004),  "Share-Based  Payment"  ("SFAS No. 123R"), which  replaces SFAS No. 123 and supersedes APB Opinion No. 25,  "Accounting  for Stock Issued to Employees."  SFAS
No.  123R  requires  all  share-based  payments  to  employees,  including  grants of employee  stock  options,  be recognized in the financial  statements  based on their fair values  beginning  with the first interim period after
June  15,  2005.  The pro  forma  disclosures  previously  permitted  under  SFAS  No.  123  will no  longer  be an alternative to financial  statement  recognition.  Under SFAS No. 123R, the Company must determine the  appropriate fair value model to be used for valuing  share-based  payments,  the amortization  method for compensation cost and the  transition  method  to be  used  at  date  of  adoption.  The  permitted  transition  methods  include  either retrospective or prospective  adoption.  Under the retrospective option, prior periods may be restated either as of the  beginning  of the year of  adoption  or for all  periods  presented.  The  prospective  method  requires  that compensation  expense be recorded for all unvested  stock options at the beginning of the first quarter of adoption of SFAS No. 123R,  while the  retrospective  methods  would  record  compensation  expense for all  unvested  stock options  beginning with the first period  presented.  SFAS No. 123R is effective for periods  beginning  after June
15, 2005.  The Company is currently  evaluating  the  requirements  of SFAS No. 123R and has not yet determined the method of adoption it will use.  However,  based on the  Company's  current  level of annual  option grants and the number of  unvested  options  the  Company had  outstanding  at the end of 2004,  the  Company  does not expect the adoption of SFAS No. 123R to have a material impact on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Foreign Currency Risk

         The Company  bears  foreign  exchange  risk  because much of our  financing is currently  obtained in U.S.
dollars,  but a portion of the Company's  revenues and expenses are earned in the various currencies of our foreign subsidiaries' operations.

  Interest Rate Risk

         Interest rate risk  exposure  results from our floating  rate  borrowings.  A portion of the interest rate risks were hedged by entering  into swap and collar  agreements.  The  agreements  expired in October of 2003.  The
Company does not currently intend to enter into new interest rate protection agreements.

         The table below provides  information  about the Company's debt  obligations that are sensitive to changes in interest  rates as of December 31, 2004. The table presents  principal cash flows and related  weighted  average interest rates by expected maturity dates.

Debt Obligations                 2005        2006         2007        2008         2009      Thereafter  Fair Value
--------------------------    ----------- ------------ ----------- ------------ ------------ ----------- -------------
--------------------------
                                                               (dollars in millions)
Fixed rate                        $0.5         $1.2      $  --      $  --        $ --         $296.7     $301.4
Average interest rate              4.3%         8.51%       --         --          --           11.74%
Variable rate                     $8.9         $3.5      $ 3.5      $  3.6       $ 2.5        $239.6     $261.6
Average interest rate              5.15%        5.99%      6.00%       6.01%       5.80%         5.74%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To U.S. Can Corporation:
Lombard, Illinois

We have  audited the  accompanying  consolidated  balance  sheets of U.S. Can  Corporation  and  subsidiaries  (the
"Company") as of December 31, 2004 and 2003, and the related consolidated  statements of operations,  stockholders'
equity,  and cash  flows for each of the three  years in the period  ended  December  31,  2004.   These  financial
statements are the  responsibility  of the Company's  management.  Our  responsibility  is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company  Accounting  Oversight Board (United
States).  Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the  financial  statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its internal control over financial  reporting.  Our audit included  consideration of internal  control over financial  reporting as a basis for designing  audit  procedures  that are appropriate in the  circumstances,  but not for the  purpose  of  expressing  an  opinion on the  effectiveness  of the  Company's
internal  control over  financial  reporting.   Accordingly,  we express no such  opinion.  An audit also  includes examining,  on a test  basis,  evidence  supporting  the  amounts  and  disclosures  in the  financial  statements, assessing the accounting  principles used and significant  estimates made by management,  as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  such consolidated  financial  statements present fairly, in all material  respects,  the financial position of U.S.  Can  Corporation  and  subsidiaries  as of December  31, 2004 and 2003,  and the results of their operations  and their cash flows for each of the three years in the period ended  December 31, 2004,  in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 7, 2005

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (000's omitted)

                                                                               For the Year Ended
                                                             -------------------------------------------------------
                                                               December 31,       December 31,       December 31,
                                                                   2004               2003               2002
                                                             -----------------  -----------------  -----------------

Net Sales.................................................          $844,779           $823,442           $796,557

Cost of Sales.............................................           765,358            746,246            717,237
                                                             -----------------  -----------------  -----------------

     Gross Profit.........................................            79,421             77,196             79,320

Selling, General and Administrative Expenses..............            41,896             35,986             38,474

Special Charges...........................................             8,747                382              8,921

Other Income..............................................            (2,735)              (419)              (215)

Interest Expense..........................................            51,232             54,411             51,278

Bank Financing Fees.......................................             5,081              6,118              4,051

Loss on Early Extinguishment of Debt......................             5,508                  -                  -
                                                             -----------------  -----------------  -----------------

     Loss Before Income Taxes.............................           (30,308)           (19,282)           (23,189)

Provision (Benefit) for Income Taxes......................                (3)             2,049             36,150
                                                             -----------------  -----------------  -----------------

     Loss from Operations Before Cumulative Effect of
    Accounting Change.....................................           (30,305)           (21,331)           (59,339)

Cumulative Effect of Accounting Change, net of income taxes                -                  -            (18,302)
                                                             -----------------  -----------------  -----------------

     Net Loss.............................................           (30,305)           (21,331)           (77,641)

Preferred Stock Dividend Requirement......................           (15,299)           (13,821)           (12,521)
                                                             -----------------  -----------------  -----------------

     Net Loss Attributable to Common Stockholders.........          $(45,604)          $(35,152)          $(90,162)
                                                             =================  =================  =================

                          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                      (000's omitted, except per share data)

                                                                                December 31,           December 31,
                                  ASSETS                                            2004                   2003
                                                                            ---------------------  ---------------------
CURRENT ASSETS:
     Cash and cash equivalents............................................               $7,108                $22,964
     Accounts receivable, net of allowances...............................               78,523                 81,393
     Inventories, net.....................................................              105,267                 95,140
     Deferred income taxes................................................                7,525                    796
     Other current assets.................................................               30,811                 13,917
                                                                            ---------------------  ---------------------
          Total current assets............................................              229,234                214,210

PROPERTY, PLANT AND EQUIPMENT, less accumulated
     depreciation and amortization........................................              227,022                247,489

GOODWILL, less accumulated amortization...................................               27,384                 27,384

DEFERRED INCOME TAXES.....................................................               23,199                 30,816

OTHER NON-CURRENT ASSETS..................................................               50,913                 54,519

                                                                            ---------------------  ---------------------
          Total assets....................................................             $557,752               $574,418
                                                                            =====================  =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt and capital lease obligations...               $9,445                $23,457
     Accounts payable.....................................................              100,978                 98,411
     Accrued expenses.....................................................               55,562                 50,695
     Restructuring reserves...............................................                4,347                  3,412
     Income taxes payable.................................................                  479                    362
                                                                            ---------------------  ---------------------
          Total current liabilities.......................................              170,811                176,337

LONG TERM DEBT............................................................              550,551                535,767

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS..........................................................               68,882                 71,779

OTHER LONG-TERM LIABILITIES...............................................                3,684                  5,492
                                                                            ---------------------  ---------------------

          Total liabilities...............................................              793,928                789,375

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized, 106,667 shares
      issued & outstanding................................................              162,253                146,954

STOCKHOLDERS' EQUITY:
     Common stock, $10.00 par value, 100,000 shares authorized, 53,333
      shares issued & outstanding.........................................                  533                    533
     Additional paid-in-capital...........................................               52,800                 52,800
     Accumulated other comprehensive loss.................................              (19,038)               (28,124)
     Accumulated deficit..................................................             (432,724)              (387,120)
                                                                            ---------------------  ---------------------
          Total stockholders' equity / (deficit)..........................             (398,429)              (361,911)
                                                                            ---------------------  ---------------------
               Total liabilities and stockholders' equity.................             $557,752               $574,418
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

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (000's omitted)

                                             Common    Paid-in-CapitAccumulated     Accumulated   Comprehensive
                                                                       Other
                                                                   Comprehensive
                                              Stock                     Loss          Deficit     Income (Loss)
                                           ----------------------------------------------------------------------
BALANCE AT                                 $     533   $  52,800    $(38,651)        $(261,806)
   DECEMBER 31, 2001...................
Net loss...............................            -          -            -          (77,641)      $   (77,641)
Unrealized gain on cash flow
    hedge..............................            -          -          176                -               176
Preferred stock dividends..............            -          -            -          (12,521)                -
Equity adjustment to reflect
   minimum pension liability...........            -          -      (22,058)               -           (22,058)
Currency translation
   adjustment..........................            -          -        9,160                -             9,160
                                                                                                 ----------------
                                                                                                 ----------------
Comprehensive loss.....................                                                             $   (90,363)
                                           ------------------------------------------------------================
                                           ------------------------------------------------------================
BALANCE AT                                       533      52,800      (51,373)
   DECEMBER 31, 2002...................                                             (351,968)
Net loss...............................            -          -            -          (21,331)      $   (21,331)
Unrealized gain on cash
   flow hedge..........................            -          -        3,686                -             3,686
Preferred stock dividends..............            -          -            -          (13,821)                -
Equity adjustment to reflect
   minimum pension liability...........            -          -        3,565                -             3,565
Currency translation
   adjustment..........................            -          -       15,998                -            15,998
                                                                                                 ----------------
Comprehensive income...................                                                             $     1,918
                                           ------------------------------------------------------================
                                           ------------------------------------------------------
BALANCE AT                                       533     52,800       (28,124)       (387,120)
   DECEMBER 31, 2003...................
Net loss...............................            -          -            -          (30,305)      $   (30,305)
Preferred stock dividends..............            -          -            -          (15,299)                -
Equity adjustment to reflect
   minimum pension liability...........            -          -        2,657                -             2,657
Currency translation
   adjustment..........................            -          -        6,429                -             6,429
                                                                                                 ----------------
Comprehensive loss.....................                                                             $   (21,219)
                                                                                                 ================
                                           ------------------------------------------------------
BALANCE AT                                  $    533   $ 52,800     $(19,038)      $ (432,724)
   DECEMBER 31, 2004...................
                                           ======================================================

                            The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        U.S. CAN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (000's omitted)

                                                                                    For the Year Ended December 31,
                                                                            ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            2004            2003             2002
                                                                            --------------- ---------------  ---------------
  Net loss..............................................................         $(30,305)       $(21,331)        $(77,641)
  Adjustments to reconcile net loss to net cash provided by
     operating activities -
     Depreciation and amortization......................................           43,725          38,060           34,425
     Special charges....................................................            8,747             382            8,921
     Loss on early extinguishment of debt...............................            5,508               -                -
     Cumulative effect of accounting change, net of tax.................                -               -           18,302
     Deferred income taxes..............................................           (1,826)            289           35,002
     Change in operating assets and liabilities:
      Accounts receivable................................................          (6,956)           (631)          12,458
      Inventories........................................................          (7,099)         17,621            2,828
      Accounts payable...................................................          (1,729)        (10,895)          (4,101)
      Accrued expenses...................................................          (1,336)         (7,494)         (19,592)
      Other, net.........................................................          (7,070)          3,556           (6,785)
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
         Net cash provided by operating activities.......................           1,659          19,557            3,817
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including restructuring capital.................          (15,901)        (20,288)         (27,235)
  Proceeds from sale of property........................................            1,191           5,429            5,662
  Dividends from (investment in) Formametal S.A.........................            1,350             310             (133)
                                                                            --------------- ---------------  ---------------
         Net cash used in investing activities..........................          (13,360)        (14,549)         (21,706)
                                                                            --------------- ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of 12 3/8% notes...........................................                -          (3,011)               -
  Issuance of 10 7/8% notes.............................................                -         125,000                -
  Borrowing of Term B loan..............................................          250,000               -                -
  Payments of Term B loan...............................................           (1,875)              -                -
  Net borrowings (payments) under the revolving line of credit..........          (42,100)        (27,600)          13,600
  Payment of Tranche A loan.............................................          (38,706)        (27,294)          (8,000)
  Payment of Tranche B loan.............................................         (130,175)        (47,575)          (1,000)
  Payment of Tranche C loan.............................................          (20,000)              -                -
  Borrowing of other debt...............................................            5,921           5,901           12,625
  Proceeds from accounts receivable factoring...........................            3,852          11,195                -
  Payments of other long-term debt, including capital lease obligations.          (22,699)        (19,829)          (3,168)
  Payment of debt financing costs.......................................           (6,926)         (6,938)               -
                                                                            --------------- ---------------  ---------------
         Net cash provided by (used in) financing activities............           (2,708)          9,849           14,057
                                                                            --------------- ---------------  ---------------
                                                                            --------------- ---------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................           (1,447)         (3,583)             779
                                                                            --------------- ---------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................          (15,856)         11,274           (3,053)
CASH AND CASH EQUIVALENTS, beginning of year............................           22,964          11,690           14,743
                                                                                                             ---------------
                                                                            --------------- ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of year..................................           $7,108         $22,964          $11,690
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
                                              DECEMBER 31, 2004, 2003 AND 2002

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

         The  Company  is a  supplier  of  steel  and  plastic  containers  for  personal  care,  household,  food, automotive,  paint and industrial  supplies,  and other specialty  products.  The Company operates 11 plants in the
United States and 8 plants located in Europe.

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

                                                                                  2004             2003             2002
                                                                                  ----             ----             ----

   Balance at beginning of year...........................................    $      16,256   $    16,157    $    12,243
      Provision for doubtful accounts.....................................              843         1,387          1,420
      Change in discounts, allowances and rebates.........................             (391)         (975)         3,438
      Write-offs of doubtful accounts, net of recoveries..................           (2,221)         (313)          (944)
                                                                              -------------   -----------    -----------
   Balance at end of year.................................................    $      14,487   $    16,256    $    16,157
                                                                              =============   ===========    ===========

         (c)  Inventories--  Inventories  are  stated at the lower of cost  using the  first-in,  first-out  (FIFO)
method or market.  Prior to April 5, 2004,  all of the Company's  domestic  inventories  were  accounted for at the lower of cost  determined  on a last-in,  first-out  (LIFO) basis or market,  while  inventories  of the  Company's foreign  subsidiaries  were stated at the lower of cost  determined  on a FIFO basis or market.  During the quarter ended  July 4,  2004,  the  Company's  domestic  operations  changed  the  method  of  accounting  for the  cost of inventories  from the LIFO method to the FIFO method.  This change in  accounting  principle  was made to provide a better  matching of revenue and expenses,  and to enhance  transparency  of the Company's  financial  statements by conforming the Company's method of inventory  valuation to a single method.  This accounting  change did not have a material  effect on the  financial  statements  for  current or prior  periods,  and  accordingly,  no  retroactive restatement  of prior  financial  statements was made. The Company  estimates  reserves for inventory  obsolescence and shrinkage based on its judgment of future realization.

         Inventories reported in the accompanying balance sheets were classified as follows (000's omitted):

                                                                                               2004              2003
                                                                                               ----              ----

    Raw materials.......................................................................   $       35,849    $    21,872
    Work in progress....................................................................           38,758         38,635
    Finished goods......................................................................           30,660         34,633
    Total Inventory.....................................................................   $      105,267    $    95,140
                                                                                           ==============    ===========

         (d)  Property,  Plant and  Equipment--Property,  plant and equipment is recorded at cost.  Major  renewals and  betterments  which extend the useful life of an asset are  capitalized;  routine  maintenance  and repairs are expensed as incurred.  Maintenance and repairs charged against  earnings were  approximately  $26.7 million,  $27.5 million and  $27.4 million  in 2004,  2003 and 2002,  respectively.  Upon sale or retirement  of these assets,  the asset cost and related  accumulated  depreciation  are removed  from the  accounts  and any related gain or loss is reflected in income.

         Depreciation  for financial  reporting  purposes is principally  provided using the  straight-line  method over the estimated useful lives of the assets, as follows:  buildings-25 to 40 years;  machinery and equipment-5 to
20 years.  Equipment  under  capital  leases is  amortized  over the life of the lease.  Depreciation  expense  was
$38.7 million, $33.5 million and $30.4 million for 2004, 2003 and 2002, respectively.

         Property,  plant and  equipment  reported in the  accompanying  balance  sheets is  classified  as follows
(000's omitted):

                                                                                               2004              2003
                                                                                               ----              ----

    Land ...............................................................................   $        6,455    $     6,410
    Buildings...........................................................................           64,226         63,828
    Machinery and equipment.............................................................          485,160        455,302
    Capital leases......................................................................            2,861          8,395
    Construction in process.............................................................            9,497         17,577
                                                                                                  568,199        551,512
    Accumulated depreciation and amortization...........................................        (341,177)       (304,023)
    Total Property, Plant and Equiment..................................................   $      227,022    $    247,489
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

         (f)  Bank  Financing  Fees - Costs  related  to the  issuance  of new  debt  and  bank  costs  related  to amendments of debt  agreements  are included in other  non-current  assets and are deferred and amortized  over the terms (or remaining terms) of the related debt  agreements.  Third party costs,  other than bank costs,  related to amendments of debt agreements are expensed as incurred.  Amortization  of financing  costs in 2004,  2003, and 2002 were $5.1 million,  $4.6 million and $4.1 million,  respectively  and are included in bank financing  fees.  During
2004,  the  Company's  Board of Directors  and Audit  Committee  conducted  an  investigation  at its Laon,  France facility  after the  Company  became  aware of  certain  issues at the  facility  following  the  departure  of the facility's  financial  controller.  The  Company  was  required  to obtain  waivers  of its  requirement  under the
Company's  Credit  Facility to timely file financial  statements.  The Company paid  approximately  $6.9 million of fees and expenses  related to the new Credit  Facility in 2004,  including  waiver and amendment fees in connection with the Laon,  France facility  investigation  mentioned above of $1.0 million.  During 2003, the Company incurred and expensed $1.5 million of third party fees to amend the Senior  Secured  Credit  Facility.  These fees were also included in bank financing fees.  The Company did not incur any financing costs in 2002.

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

         (i) Customer  Rebates - The Company enters into  contractual  agreements with certain of its customers for rebates,  generally  based on annual  sales  volumes.  As sales  occur,  a liability  for rebates is accrued on the balance sheet and is charged against net sales.

         (j) Foreign  Currency  Translation - The  functional  currency for all the Company's  Subsidiaries  is the applicable  local currency.  The translation  from the applicable  foreign  currencies to U.S. dollars is performed for balance sheet  accounts  using current  exchange  rates in effect at the balance sheet date and for revenue and expense  accounts using an average exchange rate prevailing  during the period.  The gains or losses resulting from such  translation are included in accumulated  other  comprehensive  loss.  Gains or losses  resulting from foreign currency transactions were not material in 2004, 2003 or 2002.

         (k) Financial  Instruments - To manage  interest rate exposure and as required under the Company's  former
Senior  Secured  Credit  Facility,  the Company  entered into interest rate  agreements in 2000.  These  agreements expired on October 10,  2003.  The net  interest  paid or received on the  agreements  was  recognized  as interest income or expense.  The interest rate agreements  were reported in the  consolidated  financial  statements at fair value using a mark to market  valuation.  Changes in the fair value of the  contracts  were recorded each period as a component of other  comprehensive  income.  Gains or losses on interest  rate  agreements  were  reclassified  as earnings or losses in the period in which  earnings were affected by the  underlying  hedged item. The Company does not use financial instruments for trading or speculative purposes.

         (l)  Accumulated Other Comprehensive Loss - The components of accumulated other comprehensive loss for 2004, 2003 and 2002 are as follows (000's omitted):

                                                                     2004              2003              2002
                                                               ------------------ ---------------- -----------------
  Foreign Currency Translation Adjustment................              $220            $(7,479)        $(25,341)
  Minimum Pension Liability Adjustment........................      (19,258)           (20,645)         (22,346)
  Unrealized Loss on Cash Flow Hedges.......................             --                 --           (3,686)
                                                               ------------------ ---------------- -----------------
  Total Accumulated Other Comprehensive Loss..................     $(19,038)          $(28,124)        $(51,373)

         The  components  of  comprehensive  loss  for  2004,  2003  and 2002 are  included  in the  Statements  of
Stockholder's  Equity.  The unrealized  loss on cash flow hedge included in  comprehensive  gain / (loss) is net of reclassifications  of losses  included in  interest  expense of $5.1  million and $5.8  million for the years ended
December 31, 2003 and 2002,  respectively.  Minimum pension liability  adjustment as of December 31, 2004, 2003 and
2002 is net of taxes of $9.0  million,  $11.5  million and $12.6  million,  respectively.  Unrealized  loss on cash flow hedges as of December 31, 2002 is net of taxes of $2.3 million.

         (m) Stock-Based  Compensation - The Company  periodically  issues stock-based  compensation under its U.S.
Can 2000 Equity  Incentive  Plan.  The Company  continues to use the intrinsic  fair value method under  Accounting
Principles  Board  ("APB")  Opinion No. 25 to account for the its  stock-based  compensation  plan;  therefore,  no compensation costs are recognized in the Company's financial statements for options granted.

In accordance with SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", the
following table presents (in thousands) what the Company's net loss would have been had the Company determined compensation costs using the fair value-based accounting method for each of the three years ended December 31,
2004.

                                                   For the Years Ended December 31,
                                    ----------------------------------------------------------------
                                            2004                  2003                 2002
                                    --------------------- ------------------------------------------

Net Loss................................ $    (30,305)     $     (21,331)        $    (77,641)
Stock-Based Compensation Cost,
   net of tax - fair value method.....           (106)               (88)                (151)
                                    --------------------- ------------------------------------------
Pro-Forma Net Loss..................    $     (30,411)     $      (21,419)       $    (77,792)
                                    ===================== ==========================================

         In December 2004, the FASB issued SFAS No. 123 (revised  2004),  "Share-Based  Payment" ("SFAS No. 123R"), which  replaces SFAS No. 123 and supersedes APB Opinion No. 25,  "Accounting  for Stock Issued to Employees."  SFAS
No.  123R  requires  all  share-based  payments  to  employees,  including  grants of employee  stock  options,  be recognized in the financial  statements  based on their fair values  beginning  with the first interim period after
June 15, 2005.  The Company is currently  evaluating the  requirements  of SFAS No. 123R and has not yet determined the method of adoption it will use.  However,  based on the  Company's  current  level of annual  option grants and the number of unvested  options the Company had  outstanding  at the end of 2004,  the Company  does not expect the adoption of SFAS No. 123R to have a material  impact on its financial  position or results of  operations.  See (p)
New Accounting Pronouncements for further details on SFAS No 123R.

         (n) Income  Taxes - The Company  accounts  for income  taxes using the asset and  liability  method  under which  deferred  income  tax  assets  and  liabilities  are  recognized  for the  tax  consequences  of  "temporary differences"  between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating  losses and tax credit carry forwards.  On an ongoing basis,  the Company  evaluates its deferred tax assets to  determine  whether  it is more  likely  than not that such  assets  will be  realized  in the future and records  valuation  allowances  against the deferred tax assets for amounts  which are not  considered  more likely than not to be realized.  The  estimate of the amount that is more likely than not to be realized  requires the use of assumptions concerning the amounts and timing of the Company's future income by taxing jurisdiction.

         (o) Consolidation - The Company's consolidated financial statements include the accounts of United
States Can Corporation and its controlled subsidiaries.  Intercompany transactions are eliminated in consolidation.  The Company uses the equity method to account for its investments in entities in which the
Company exercises a significant, but not a controlling, influence.

         In March 1998,  a European Subsidiary acquired a 36.5% equity interest in Formametal S.A.  ("Formametal"), an aerosol  can  manufacturer  located in  Argentina,  for  $4.6 million.  Including  the initial  investment,  the
Company has made advances to and  investments in Formametal  totaling $20.8 million.  The Company has also provided a $7.5 million loan to  Formametal,  payable in  installments  through  March 31,  2007.  During 2004,  the Company received  dividends  from  Formametal  in the  amount of $1.4  million.  Since  acquiring  its equity  interest  in
Formametal,  the Company has received  cumulative  dividends of $1.7 million.  In January 2002,  Argentina  enacted legislation  which,  among other things,  repealed the one to one U.S.  dollar to  Argentinean  peso exchange rate.
The Company has determined that the Argentinean peso  denominated  portion of the investment in Formametal will not be settled in the  foreseeable  future and  therefore has reduced the  investment  balance by $15.4 million with an offsetting  charge to  accumulated  other  comprehensive  loss,  representing  the impact of the  devaluation.  The
Company uses the equity method to account for its equity  investment  in  Formametal.  During 2004,  2003 and 2002, the Company's  share of the net income of its equity  investment in Formametal  was $0.6 million,  $0.4 million and
$0.1 million, respectively.

         During 2004, the Company also received $2.1 million of dividends,  other income and sale proceeds  related to the sale of a cost based investment.

         (p) New Accounting  Pronouncements  - In January 2003, the Financial  Accounting  Standards Board ("FASB")
issued FASB  Interpretation  No. 46,  "Consolidation  of Variable  Interest  Entities"  ("FIN 46"),  which requires variable  interest  entities to be  consolidated by the primary  beneficiary of the entity if certain  criteria are met. FIN 46 is effective  immediately for all new variable  interest entities created or acquired after January 31,
2003.  For variable  interest  entities  created or acquired  prior to February 1, 2003,  the  provisions of FIN 46 became  effective  during the fourth quarter of 2003. The Company  adopted FIN 46 in January of 2003.  There was no impact to the  financial  position  and results of  operations  of the Company as a result of the adoption in 2003.
In December of 2003, the FASB issued Revised FIN 46 (revised  December 2003),  "Consolidation  of Variable Interest
Entities" ("FIN 46-R") to address various FIN 46  implementation  issues.  The Company adopted FIN 46-R in April of
2004.  Adoption of FIN 46-R had no impact on the Company's financial statements.
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

            In November  2004, the FASB issued SFAS No. 151,  "Inventory  Costs an amendment of ARB No. 43, Chapter
4". SFAS No. 151 amends the  previously  issued  guidance to clarify the  accounting  for abnormal  amounts of idle facility expense,  handling costs and wasted material  (spoilage).  The new rule requires,  among other provisions, that such items be recognized as current-period  charges,  regardless of whether they meet the "abnormal"  criteria outlined in ARB No. 43. SFAS No. 151 is effective  for fiscal  years  beginning  after June 15,  2005.  The Company is still  evaluating  the  provisions  of SFAS No. 151 but does not expect the  adoption  of SFAS No. 151 to have a material effect on its financial statements.

            The FASB issued SFAS No. 153,  "Exchanges of  Nonmonetary  Assets,  an amendment of APB Opinion No. 29,
Accounting for  Nonmonetary  Transactions"  in December 2004. SFAS No. 153 eliminates the exception from fair value measurement  for  nonmonetary  exchanges  of similar  productive  assets in paragraph 21 (b) of APB Opinion No. 29,
"Accounting  for  Nonmonetary  Transactions,"  and replaces it with an  exception  for  exchanges  that do not have commercial  substance.  The statement also specifies  that a nonmonetary  exchange has commercial  substance if the future cash flows of the entity are  expected to change  significantly  as a result of the  exchange.  SFAS No. 153 is effective for periods  beginning  after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on the Company's financial statements.

             In December  2004,  the FASB issued SFAS No. 123  (revised  2004),  "Share-Based  Payment"  ("SFAS No.
123R"),  which  replaces  SFAS No.  123 and  supersedes  APB  Opinion  No.  25,  "Accounting  for  Stock  Issued to
Employees."  SFAS No. 123R requires all  share-based  payments to  employees,  including  grants of employee  stock options,  be recognized in the financial  statements  based on their fair values  beginning  with the first interim period after June 15, 2005. The pro forma  disclosures  previously  permitted  under SFAS No. 123 will no longer be an  alternative  to  financial  statement  recognition.  Under  SFAS No.  123R,  the  Company  must  determine  the appropriate  fair  value  model  to  be  used  for  valuing  share-based  payments,  the  amortization  method  for compensation  cost and the  transition  method to be used at date of adoption.  The  permitted  transition  methods include  either  retrospective  or  prospective  adoption.  Under the  retrospective  option,  prior periods may be restated either as of the beginning of the year of adoption or for all periods  presented.  The prospective  method requires  that  compensation  expense be recorded  for all  unvested  stock  options at the  beginning of the first quarter of adoption of SFAS No. 123R, while the  retrospective  methods would record  compensation  expense for all unvested  stock  options  beginning  with the first  period  presented.  The Company is  currently  evaluating  the requirements  of SFAS No. 123R and has not yet  determined  the method of adoption it will use.  However,  based on the  Company's  current  level of annual  option  grants  and the  number  of  unvested  options  the  Company  had outstanding  at the end of 2004,  the  Company  does not expect the  adoption  of SFAS No.  123R to have a material impact on its financial statements.

         (q) Use of Estimates - The preparation of financial  statements in conformity  with accounting  principles generally  accepted in the United States  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities,  disclosure of contingent  assets and  liabilities at the date of the financial  statements and the reported amounts of revenue and expenses during the reporting  period.  Estimates are used for, but not limited to:  customer  rebate  accruals  included in allowance for doubtful  accounts;  inventory valuation;  restructuring amounts; asset impairments;  goodwill impairments;  pension assumptions and tax valuation allowances.  Future  events and their effects  cannot be perceived  with  certainty.  Accordingly,  our  accounting estimates  require the exercise of management's  current best  reasonable  judgment based on facts  available.  The accounting  estimates used in the preparation of the  consolidated  financial  statements will change as new events occur,  as  more  experience  is  acquired,  as  more  information  is  obtained  and  as the  Company's  operating environments  change.  Accounting  policies  requiring  significant  management  judgments include those related to revenue  recognition,  inventory  valuation,  rebate accruals,  goodwill impairment,  restructuring  reserves,  tax valuation  allowances and pension  benefit  obligations.  While actual  results could differ from these  estimates, management believes that these estimates are reasonable.

         (r)  Accrued  Current  Liabilities  - Included in accrued  expenses as of December  31, 2004 and 2003 were accrued  payroll  and other  employee  benefits  of $12.5  million  and $12.2  million,  respectively,  and accrued interest of $14.7 million and $14.7  million,  respectively.  Included in accounts  payable as of December 31, 2004 and 2003 were  unfunded  disbursements  of $9.8 million and $13.8  million,  respectively.  Unfunded  disbursements represent outstanding checks that have not cleared the bank as of the end of the year.

(3)   Special Charges

2004
----

         During 2004, the Company  recorded net special  charges of $8.7 million.  The net charge  consisted of new charges of $9.0  million,  less  reversals of $0.3 million  related to changes in estimates of employee  separation costs.  $1.2  million  related to  position  eliminations  in Europe.  The charge  related to an early  termination program  in Laon,  France  and a product  line  profitability  review  program  in the  Company's  German  food can business,  which will result in the Company  idling certain of its  production  lines.  The company also recorded a
$7.8 million charge related to the closure of the New Castle,  PA Lithography  and the Elgin, IL (Olive Can) Custom
& Specialty  plants.  The charge was for  employee  separation  costs  connected  to the  facility  closings  ($1.2 million),  accelerated  depreciation related to assets, which were idled ($4.7 million), and facility closing costs of ($1.9  million).  Total cash  payments in the twelve  months  ended  December 31, 2004 were $4.9 million and the
Company anticipates spending another $7.3 million over the next several years.

         While the majority of the restructuring  initiatives have been completed,  certain  long-term  liabilities
(approximately $3.0 million as of December 31, 2004),  consisting  primarily future ongoing facility carrying costs will be paid over many years.

         The table below presents the reserve categories and related activity as of December 31, 2004:

      (in millions)        January 1, 2004      Net Additions      Cash Deductions        Other          December 31, 2004
                               Balance                                                                        Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                    $4.3                                 ($3.5)         $0.3 (b)                $3.2
                                                          $2.1

Facility Closing Costs                  3.6                1.9               (1.4)     -                             4.1
Asset Write-offs (c)                      -                4.7                   -          (4.7)                      -
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                  $7.9               $8.7              ($4.9)         $(4.4)                    $7.3(a)
                           =================    ===============    ================    =============    ====================

(a)   Includes $3.0 million classified as other long-term liabilities as of December 31, 2004.
(b)   Non-cash foreign currency impact
(c)   Represents non-cash accelerated depreciation related to the New Castle, PA and Olive Can facility closings, which was recorded as a reduction in property, plant and equipment.

2003
----

         During 2003, the Company  recorded a net charge of $0.4 million related to  restructuring.  The net charge of $0.4 million  consisted of new  restructuring  reserves of $2.2 million less reversals of $1.8 million primarily related to changes in estimates of employee  separation costs related to the Company's Burns Harbor  facility.  The
2003 net charge included  employee  separation costs in the U.S. and Europe,  and an early  termination  program in one  European  facility.  In addition,  previously  established  reserves  were  reassessed,  resulting in a charge related to  increased  severance  costs for a  previously  terminated  employee  at May  Verpackungen,  offset by a reserve  reversal  primarily in connection with the Burns Harbor 2002 facility  closing.  While the majority of the restructuring  initiatives  were  completed in 2002,  certain  portions of the programs  were not  completed  until
2003. Certain long-term  liabilities  (approximately  $4.5 million as of December 31, 2003),  consisting  primarily of employee termination costs and future ongoing facility carrying costs will be paid over many years.

         Total cash payments in the twelve months ended  December 31, 2003 were $8.8 million.  The remainder of the reserve consisted  primarily of employee  termination  benefits paid over time for approximately 18 salaried and 42 hourly  employees  (approximately  600 positions were  originally  identified for  elimination),  and other ongoing facility carrying costs.

         The table below presents the reserve categories and related activity as of December 31, 2003:

      (in millions)                                                Cash Deductions      Other (b)        December 31, 2003
                           January 1, 2003           Net
                               Balance           Additions(c)                                                 Balance
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Employee Separation                    $9.4              $0.5               ($6.0)             $0.4               $4.3
Facility Closing Costs                  6.5              (0.1)               (2.8)                -                3.6
                           -----------------    ---------------    ----------------    -------------    --------------------
                           -----------------    ---------------    ----------------    -------------    --------------------
Total                                 $15.9              $0.4               ($8.8)             $0.4                $7.9(a)
                           =================    ===============    ================    =============    ====================

(a)  Includes $4.5 million classified as other long-term liabilities as of December 31, 2003.
(b)  Non-cash foreign currency translation impact
(c) Includes reversals of $1.8 million due to there-assessment of reserves

2002
----

         During 2002, the Company  recorded a net charge of $8.9 million related to  restructuring.  The net charge of $8.9 million  consisted of new  restructuring  reserves of $12.1  million less  reversals of $3.2 million due to the reassessment of previously  established  reserves.  The reassessment of reserves  primarily  related to changes in  estimates  of facility  exit costs and  employee  separation  costs for the  Company's  Burns  Harbor  facility closing.  The 2002 net charge included a reassessment of the restructuring  reserves  established in 2001, position elimination  costs  and the  loss on the  sale of the  Daegeling,  Germany  facility.  While  the  majority  of the restructuring  initiatives were completed in 2002,  certain portions of the programs were not completed until 2003, and the Company did not expect to realize the full earnings  benefits  until 2004.  Certain  long-term  liabilities
(approximately  $3.7 million as of December 31,  2002),  consisting  primarily  of employee  termination  costs and future ongoing facility carrying costs will be paid over many years.

         Total cash  payments in the twelve  months ended  December 31, 2002 were $20.8  million.  The remainder of the reserve consisted primarily of employee  termination  benefits paid over time for approximately 52 salaried and
67 hourly employees  (approximately  600 positions were originally  identified for elimination),  and other ongoing facility carrying costs.

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

(4)  Debt Obligations

      Long-term  debt  obligations  of the Company at  December 31,  2004 and 2003  consisted  of the  following
     (000's omitted):
                                                                                                  2004           2003
                                                                                                  ----           ----
Senior debt -
      Revolving line of credit at adjustable interest rate, based on market rates,
        due June 21, 2009..............................................................    $          --   $      42,100
      Term B term loan at adjustable interest rate, based on market rates,
        due January 15, 2010...........................................................          248,125              --
      Tranche A term loan at adjustable interest rate, based on market rates,
        terminated June 21, 2004.......................................................               --          38,706
      Tranche B term loan at adjustable interest rate, based on market rates,
        terminated June 21, 2004.......................................................               --         130,175
      Tranche C term loan at adjustable interest rate, based on market rates,
        terminated June 21, 2004.......................................................               --          20,000
      Senior Secured Series B Notes at 10 7/8% interest rate, due July 15, 2010........          125,000         125,000
      Secured term loan at adjustable interest rate, based on LIBOR rates,
        due May 2004...................................................................               --          16,529
      Revolving lines of credit, bank overdrafts and other short term borrowings,
         at adjustable interest rates, based on market rates...........................            5,480           4,548
      Industrial revenue bonds at adjustable interest rate, based on market rates,
        due February 1, 2015...........................................................            4,000           4,000
      Capital lease obligations........................................................              879             788
      Secured term loan at adjustable interest rate, based on market rates,
          due serially to February 1, 2009 ............................................            3,948           4,814
Senior Subordinated Series B Notes at 12 3/8% interest rate, due October 1, 2010.......          171,710         171,710
Senior Subordinated Series B Notes at 10 1/8% interest rate, due October 15, 2006......              854             854
                                                                                           -------------   -------------
      Total Debt.......................................................................          559,996         559,224
      Less--Current maturities.........................................................           (9,445)        (23,457)
                                                                                           --------------  --------------
Total long-term debt...................................................................    $     550,551   $     535,767
                                                                                           =============   =============

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

         At December  31,  2004,  the  Company  did not have any  borrowings  outstanding  under its $65.0  million revolving loan portion of the Credit  Facility.  Letters of Credit of $12.4 million were  outstanding  securing the
Company's  obligations  under  various  insurance  programs  and other  contractual  agreements,  which  reduce the
Company's availability under its revolving credit facility.

         The Company has paid  approximately  $6.9 million of fees and expenses  related to the new Credit Facility through  December 31,  2004,  including  waiver and  amendment  fees in  connection  with the Laon France  facility investigation  of $1.0 million.  In addition,  the Company wrote off $5.5 million of remaining  deferred  financing fees related to the Company's former Senior Secured Credit Facility.

         Amounts  outstanding under the Credit Facility bear interest at a rate per annum equal to either:  (1) the base rate (as defined in the Credit  Facility) or (2) the  eurocurrency  rate (as defined by the Credit  Facility), in each case,  plus an  applicable  margin.  During 2004,  the  Company's  Board of Directors  and Audit  Committee
conducted an  investigation  at its Laon,  France  facility after the Company became aware of certain issues at the facility  following  the  departure  of the  facility's  financial  controller.  The Company was required to obtain waivers  of its  requirement  under  the  Company's  Credit  Facility  to  timely  file  financial  statements.  In connection  with such  waivers and  amendments,  the Company paid fees of $1.0 million and agreed to an increase of
0.25% in the rate applicable to borrowings under the Credit Facility.

          Borrowings under the Term B loan are due and payable in quarterly  installments of $625,000  beginning on
June 30, 2004,  until the final  balance is due on January 15, 2010,  and bear interest of 5.80% as of December 31,
2004.  The Term B loan is subject to automatic  extension to June 21, 2011 if the Company  meets  certain  criteria relating to the  refinancing  of its 10 7/8% Senior  Secured Notes and 12 3/8% Senior  Subordinated  Notes prior to
January 10, 2010.  The revolving  credit  facility is available  until June 21, 2009.  In addition,  the Company is required to prepay a portion of the Term B loan upon the occurrence of certain specified events.

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

         The Credit Facility,  the 10 7/8% Senior Secured Notes and the 12 3/8% Senior  Subordinated  Notes contain a number of  financial  and  restrictive  covenants.  Under the Credit  Facility,  the  Company is required to meet certain  financial  tests,  including  achievement of a minimum  interest  coverage ratio, a maximum total leverage ratio, a maximum first lien leverage ratio,  and maximum annual capital  expenditures.  The  restrictive  covenants limit the Company's ability to incur liens and debt, sell assets, pay dividends or make  distributions,  repurchase debt and to make  certain  loans,  investments  or  acquisitions.  The  Company was in  compliance  with all of the required financial ratios and other covenants at December 31, 2004.

         United States Can has  outstanding  $125.0 million  aggregate  principal  amount of 10 7/8% Senior Secured
Notes due July 15, 2010.  The 10 7/8% Senior  Secured Notes are secured  obligations,  on a second  priority  basis behind the lenders under the  Company's  Credit  Facility,  of United States Can and are senior in right of payment to all of United States Can's  unsubordinated  indebtedness.  The 10 7/8% Senior  Secured Notes are guaranteed on a senior secured basis by U.S. Can and all of United States Can's domestic restricted subsidiaries.

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

         On December 16, 2004, one of the Company's  European  facilities  ("U.K.  Can")  finalized the terms of an accounts  receivable  factoring  arrangement.  Under the terms of the agreement,  U.K. Can will factor its customer accounts  receivable,  subject to a maximum of(pound)5.0 million of receivables.  U.K. Can pays a nominal  factoring fee and an interest  charge for  amounts  advanced  to it that have not been paid by the  customer to the factor.  U.K.
Can received its initial draw down under the  factoring  agreement in December 2004 ((pound)2 million) and used a portion of this draw to repay an outstanding balance of a loan with a Company subsidiary.

         May also factors its customer  accounts  receivable,  subject to a maximum of(euro)12 million of  receivables, under the terms of a two-year  accounts  receivable  factoring  arrangement  that May finalized in 2003.  Under the terms of the terms of the May factoring  agreement,  May also pays a nominal  factoring fee and an interest  charge for amounts  advanced to it that have not been paid by the  customer to the factor.  May  received its initial draw under the factoring agreement in December 2003.

         As of  December  31,  2004 and 2003,  the  Company  had  recorded  in other  current  assets net  factored receivables  outstanding  with various  financial  institutions  of $17.8 million and $4.4 million,  respectively.
Factoring fees and interest paid related to the Company's factoring  arrangements  totaled  approximately  $897,000 and $73,000 for 2004 and 2003, respectively, and were recorded as a component of interest expense.

         Under existing  agreements,  contractual  maturities of long-term debt as of December 31,  2004 (including capital lease obligations), are as follows (000's omitted):

      2005............................................................................................    $       9,445
      2006............................................................................................            4,642
      2007............................................................................................            3,502
      2008............................................................................................            3,572
      2009............................................................................................            2,500
      Thereafter......................................................................................          536,335
                                                                                                          -------------
                                                                                                          $     559,996
                                                                                                          =============

         See Note (8) for  further  information  on  obligations  under capital  leases.  Other debt not previously described  above,  consisting  of various  governmental  loans,  foreign debt and secured  equipment  notes bearing interest  at rates  between  2.0% and 6.5%  mature at various  times  through  2015,  and were used to finance  the expansion of several manufacturing facilities and for working capital.

         Based upon  borrowing  rates  currently  available to the Company for  borrowings  with similar  terms and maturities,  the fair value of the Company's total debt was  approximately  $563.0 million and $546.2 million as of
December 31,  2004 and 2003,  respectively.  No quoted  market value is available  (except on the 12 3/8% Notes and
10 7/8% Notes).  These  amounts,  because they do not include  certain costs such as prepayment  penalties,  do not represent  the amount  the  Company  would have to pay to  reacquire  and retire all of its  outstanding  debt in a current transaction.

         The Company paid interest on borrowings of  $52.7 million,  $48.5 million  and $56.1 million in 2004, 2003 and 2002,  respectively.  Accrued interest payable of $14.7 million,  $14.7 million and $8.5 million as of December
31, 2004, 2003 and 2002 respectively, is included in accrued expenses on the consolidated balance sheet.

(5)  Income Taxes

         The  provision  (benefit) for  income  taxes before  extraordinary  items and the  cumulative  effect of a change in accounting principle consisted of the following (000's omitted):

                                                                          2004                    2003            2002
                                                                          ----                    ----            ----
   Current
       U.S.........................................................    $        435        $       241     $          --
         Foreign...................................................           1,388              1,519             1,148

   Deferred
          U.S. ....................................................          (5,016)            (1,059)              490
            Foreign................................................          (7,955)           (14,876)          (10,206)

   Valuation Allowance
          U.S. ....................................................           7,000                 --                --
        Foreign....................................................           4,145             16,224            44,718
                                                                       ------------        -----------     -------------
       Total.......................................................    $         (3)       $     2,049     $      36,150
                                                                       =============       ===========     =============

         Due to a history of  operating  losses in the United  Kingdom and the  Company's  German food can business coupled  with the  deferred  tax assets that arose in  connection  with the  restructuring  programs  and  goodwill impairment  charges,  the Company has determined that it cannot conclude that it is "more likely than not" that all of the  deferred  tax assets of certain of its United  Kingdom and German food can  operations  will be realized in the  foreseeable  future.  Accordingly,  starting in the fourth  quarter of 2002,  the Company  began  establishing valuation  allowances to provide for the estimated  unrealizable  amount of its net deferred tax assets  related to these foreign  operations.  In 2003, after  evaluation of the restated  results of operations  related to its Laon,
France  facility,  the Company  could not  conclude  that it would "more  likely  than not"  realize the  resultant deferred tax asset and,  accordingly,  recorded an additional  valuation  allowance.  In 2004,  the Company did not record an income tax benefit  related to 2004 losses of those  operations.  In addition,  during the fourth quarter of 2004,  the Company  determined  that it could not  conclude  that it was "more  likely than not" that all of the deferred  tax assets of its  domestic  operations  would be  realized  in the  foreseeable  future  and  recorded a valuation  allowance of $7.0 million to provide for the estimated  unrealizable amount if its U.S. net deferred tax assets as of December  31,  2004.  The Company  will  continue to assess  these  valuation  allowances  and, to the extent it is  determined  that such  allowances  are no longer  required,  the related  deferred tax assets will be recognized  in the  future.  The  provision  for  income  taxes  above  excludes  the tax  impact  of the  goodwill impairment charge recorded in 2002 of $20.8 million (see Note 12).

         The  Company  received  refunds of $0.2  million,  $0.1  million and $4.9  million in 2004,  2003 and 2002 respectively.

         The  components of income (loss)  before  income taxes for the three years ended  December 31, 2004,  2003 and 2002 were as follows (000's omitted):
                                                                          2004                    2003            2002
                                                                          ----                    ----            ----

   U.S.............................................................    $    (12,401)       $     3,625     $      (1,726)
   Foreign.........................................................         (17,907)           (22,907)          (21,463)
                                                                       -------------       ------------    --------------
       Loss before income taxes....................................    $    (30,308)       $   (19,282)    $     (23,189)
                                                                       =============       ============    ==============

         A  reconciliation  of the  difference  between  taxes  on  loss  from  continuing  operations  before  the cumulative  effect of a change in accounting  principle and computed at the Federal  statutory  rate and the actual provision (benefit) for such income taxes for the years presented were as follows (000's omitted):

                                                                          2004                    2003            2002
                                                                          ----                    ----            ----

Tax provision (benefit) computed at the statutory rates............    $    (10,305)       $    (6,558)    $      (7,885)
Permanent differences..............................................               4             (3,277)              214
Reassessment of reserves for liabilities...........................             117             (2,474)                -
Incremental foreign taxes..........................................             260             (1,835)                -
State and local taxes, net of Federal tax effect...................            (359)               264              (880)
Valuation allowance................................................          11,145             16,224            44,718
Other, net.........................................................            (865)              (295)              (17)
                                                                       -------------       ------------    --------------
   Provision (benefit) for income taxes............................    $         (3)       $     2,049     $      36,150
                                                                       =============       ===========     =============

Deferred  income  taxes are  determined  based on the  estimated  future tax  effects of  differences  between  the financial  statement  and tax  bases of assets  and  liabilities  given the  provisions  of the  enacted  tax laws.
Significant  temporary  differences  representing  deferred  income tax benefits and  obligations  consisted of the following (including $0.7 and $1.0 million of deferred tax liabilities  included in Other Long-Term  Liabilities as of December 31, 2004 and 2003, respectively) (000's omitted):

                                                                 December 31, 2004                December 31, 2003
                                                                 -----------------                -----------------
                                                            Benefits       Obligations        Benefits       Obligations
                                                            --------       -----------        --------       -----------

Restructuring reserves..................................  $       2,270              --    $     2,638                --
Goodwill ...............................................         13,519              --         15,083                --
Retirement and post-employment benefits.................         21,269              --         22,956                --
Accrued liabilities.....................................          7,405              --          5,831                --
Tax credit carry-forwards...............................          6,065              --          5,997                --
Capitalized leases......................................             --            (174)           307                --
Property and equipment..................................             --         (27,908)            --           (30,543)
Inventory valuation reserves............................             --          (2,590)            --            (6,466)
U.S. Federal net operating losses.......................         33,105              --         33,022                --
U.S. State net operating losses.........................          4,895              --          4,681                --
Foreign net operating losses............................         56,011              --         46,499                --
Other...................................................          3,560          (4,865)         2,526            (4,540)
                                                          -------------    -------------   -----------    ---------------
     Total deferred income tax benefits (obligations)...        148,099         (35,537)       139,540           (41,549)
Valuation allowance.....................................        (82,560)            --         (67,394)
                                         ---------------  -------------    -----------   ---------------
     Total .............................................    $    65,539     $   (35,537)  $     72,146       $   (41,549)
                                                          =============     =============  ===========       ============

         The  majority of the  Company's  tax credit  carry-forwards  ($5.2  million)  have no  expiration  and the remaining  carry-forwards  expire at various times between 2005 and 2011. The Company's  U.S. net operating  losses expire as follows:  $0.4 million in 2019,  $25.7  million in 2020,  $29.7  million in 2021,  $36.4 million in 2022,
$16.2  million  in 2023 and $7.5  million  in 2024.  During the fourth  quarter  of 2004,  the  Company  recorded a valuation  allowance of $7.0 million to provide for the  estimated  unrealizable  amount of its U.S. net  operating loss  carryforwards  as of December 31, 2004. The Company has foreign net operating loss  carryforwards  in Germany and the United Kingdom,  which have no expiration  date. The Company also has net operating loss  carryforwards  in
France that expire  through 2008.  However,  the Company has recorded a valuation  reserve  against the full amount of its  foreign  net  operating  loss  carryforwards.  In the  future,  the  Company  will  continue  to assess its valuation  allowances  and,  to the  extent it is  determined  that such  allowances  are no longer  required,  the deferred tax assets will be recognized.

         The Company  does not provide for U.S.  income taxes which would be payable if  undistributed  earnings of the European  Subsidiaries  were remitted to the U.S.  because the Company  either  considers  these earnings to be invested for an indefinite  period or anticipates  that if such earnings were  distributed,  the U.S.  income taxes payable would be  substantially  offset by foreign tax credits.  There were no unremitted  earnings at December 31,
2004 or 2003.

(6)  Employee Benefit Plans

         The Company maintains  separate  noncontributory  defined benefit and defined  contribution  pension plans covering most domestic hourly  employees and all domestic  salaried  personnel,  respectively.  It is the Company's policy to fund accrued  pension and defined  contribution  plan costs in  compliance  with ERISA or the  applicable foreign requirements.

         The following  tables present the changes in the projected  benefit  obligations  for the plan years ended
December 31, 2004 and 2003 (000's omitted):

U.S.
----
                                                                                              2004               2003
                                                                                              ----               ----

Projected benefit obligation at the beginning of the year............................    $      42,084    $      39,910
Net increase (decrease) during the year attributed to:
   Service cost......................................................................            1,007              910
   Interest cost.....................................................................            2,555            2,510
Actuarial losses ....................................................................              915              791
   Benefits paid.....................................................................           (2,341)          (2,037)
   Plan amendments (a)...............................................................            2,114               --
                                                                                         -------------    -------------
Net increase during the year.........................................................            4,250            2,174
                                                                                         -------------    -------------
Projected benefit obligation at the end of the year..................................    $      46,334    $      42,084
                                                                                         =============    =============

(a) The plan  amendment  benefit in 2004 is  associated  with  changes  made in  conjunction  with  union  contract negotiations at two of the Company's domestic facilities.

Non-U.S.
--------
                                                                                              2004               2003
                                                                                              ----               ----

Projected benefit obligation at the beginning of the year............................    $      79,735    $      68,628
Net increase during the year attributed to:
   Service cost......................................................................              386              359
   Interest cost.....................................................................            4,771            4,269
Actuarial (gains) losses ............................................................           (3,517)           2,750
   Benefits paid.....................................................................           (3,946)          (4,468)
Plan amendments......................................................................               38               32
   Foreign currency translation impact...............................................            6,054            8,165
                                                                                         -------------    -------------
Net increase during the year.........................................................            3,786           11,107
                                                                                         -------------    -------------
Projected benefit obligation at the end of the year..................................    $      83,521    $      79,735
                                                                                         =============    =============

         The following  tables present the changes in the fair value of net assets  available for plan benefits for the plan years ended December 31, 2004 and 2003 (000's omitted):

U.S.
----
                                                                                                  2004           2003
                                                                                                  ----           ----

Fair value of plan assets at the beginning of the year..................................    $     32,450     $    27,544
Increase (decrease) during the year:
   Return on plan assets................................................................           3,558           5,827
   Sponsor contributions................................................................           1,114           1,116
   Benefits paid........................................................................          (2,341)         (2,037)
                                                                                            --------------   ------------
Net increase during the year............................................................           2,331           4,906
                                                                                            ------------     -----------
Fair value of plan assets at the end of the year........................................    $     34,781     $    32,450
                                                                                            ============     ===========

Non-U.S.
--------
                                                                                                  2004           2003
                                                                                                  ----           ----

Fair value of plan assets at the beginning of the year..................................    $     49,157     $    38,826
Increase (decrease) during the year:
   Return on plan assets................................................................           5,282           7,254
   Sponsor contributions................................................................           2,133           3,262
   Participant contributions............................................................              38              32
   Benefits paid........................................................................          (3,946)         (4,468)
   Foreign currency translation impact..................................................           3,650           4,251
                                                                                            -------------    -----------
Net increase during the year............................................................           7,157          10,331
                                                                                            ------------     -----------
Fair value of plan assets at the end of the year........................................    $     56,314     $    49,157
                                                                                            ============     ===========

         The following  tables set forth the funded status of the  Company's  defined  benefit  pension  plans,  at
December 31, 2004 and 2003 (000's omitted):

U.S.
----
                                                                                                  2004           2003
                                                                                                  ----           ----
Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (43,091)    $   (39,071)
      Nonvested benefits................................................................          (3,243)         (3,013)
                                                                                            -------------    ------------
   Accumulated benefit obligation.......................................................         (46,334)        (42,084)
Fair value of plan assets...............................................................          34,781          32,450
                                                                                            ------------     -----------
   Accumulated benefit obligation in excess of fair value of plan assets................         (11,553)         (9,634)
   Unrecognized net loss................................................................           5,489           5,433
   Unrecognized prior-service costs.....................................................           4,180           2,553
                                                                                            ------------     -----------
Net amount recognized...................................................................    $     (1,884)    $    (1,648)
                                                                                            =============    ============
Amounts recognized in the consolidated balance sheet consist of:
   Accrued benefit liability............................................................    $    (11,553)    $    (9,634)
   Intangible asset.....................................................................           4,180           2,553
Deferred tax asset....................................................................             2,141           2,119
   Accumulated other comprehensive income...............................................           3,348           3,314
                                                                                            ------------     -----------
Net amount recognized...................................................................    $     (1,884)    $    (1,648)
                                                                                            =============    ============

Non-U.S.
--------
                                                                                                  2004           2003
                                                                                                  ----           ----
Actuarial present value of benefit obligation --
      Vested benefits...................................................................    $    (83,391)    $   (79,418)
      Nonvested benefits................................................................            (129)           (221)
                                                                                            -------------    ------------
Accumulated benefit obligation..........................................................         (83,520)        (79,639)
Additional amounts related to projected increases in compensation levels................              (1)            (96)
                                                                                            -------------    ------------
   Projected benefit obligation.........................................................         (83,521)        (79,735)
Fair value of plan assets...............................................................          56,314          49,157
                                                                                            ------------     -----------
   Projected benefit obligation in excess of fair value of plan assets..................         (27,207)        (30,578)
   Unrecognized net loss................................................................          22,779          26,658
                                                                                            ------------     -----------
   Net amount recognized................................................................    $     (4,428)    $    (3,920)
                                                                                            =============    ============
Amounts recognized in the consolidated balance sheet consist of:
   Accrued benefit liability............................................................    $    (26,706)    $   (30,221)
   Deferred tax asset (a).............................................................             6,684           9,206
   Accumulated other comprehensive income...............................................          15,594          17,095
                                                                                            ------------     -----------
   Net amount recognized................................................................    $     (4,428)    $    (3,920)
                                                                                            =============    ============

(a)  Prior to recognition of valuation allowance.

         The net periodic pension cost was as follows (000's omitted):

U.S.
----
                                                                              2004              2003             2002
                                                                              ----              ----             ----

    Service cost.......................................................   $       1,007    $          910    $       860
    Interest cost......................................................           2,555             2,510          2,387
    Return on assets...................................................          (2,711)           (2,276)        (2,644)
    Recognized loss....................................................              13               272             --
    Recognized prior service cost .....................................             487               376            392
    Curtailment loss and special termination benefits (a)..............              --                --          2,247
                                                                          -------------    --------------    -----------
    Net periodic pension cost..........................................   $       1,351    $        1,792    $     3,242
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

Non-U.S.
--------
                                                                              2004              2003             2002
                                                                              ----              ----             ----

    Service cost.......................................................   $         386    $          359    $       635
    Interest cost......................................................           4,771             4,269          3,224
    Return on assets...................................................          (3,634)           (2,974)        (3,301)
Recognized loss........................................................             865               895            235
    Recognized prior service cost......................................               5                --             --
                                                                          -------------    --------------    -----------
    Net periodic pension cost..........................................   $       2,393    $        2,549    $       793
                                                                          =============    ==============    ===========

         The  projected  benefit  obligation  as of  December  31,  2004,  2003 and 2002 was  determined  using the following assumed discount rates and expected long-term rate of return on plan assets:

U.S.                                                                          2004              2003             2002
----                                                                          ----              ----             ----

    Discount Rate......................................................       5.90%            6.25%             6.75%
    Long-Term Rate of Return on Plan Assets............................       8.50%            8.50%             8.50%

Non-U.S.                                                                      2004              2003             2002
--------                                                                      ----              ----             ----

    Discount Rate......................................................      4.50 - 5.75%      5.00 - 5.75%          5.00
- 5.75%
    Long-Term Rate of Return on Plan Assets............................         7.00%             7.00%             7.00%
    Rate of Compensation Increase......................................      1.25 - 3.75%      2.50 - 4.00%      2.50 - 4.00%

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

U.S.
----
                                                                         2004     2003     2002
                                                                         ----     ----     ----
Equity.................................................................   62%      72%      71%
Bond...................................................................    9%       8%      10%
Collateralized Debt Obligations........................................   10%       9%      11%
Cash & Cash Equivalents................................................    9%       6%       3%
Hedge & Futures Funds..................................................   10%       5%       5%

Non-U.S.
--------
                                                                         2004     2003     2002
                                                                         ----     ----     ----
Equity.................................................................   87%      85%      80%
Bond...................................................................   10%      12%      15%
Property...............................................................    2%       2%       2%
Cash & Cash Equivalents................................................    1%       1%       3%

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
The maximum maturity for any single fixed income security is 30 years and the weighted average  portfolio  maturity may not exceed 20 years.

         Equity Guidelines

         Domestic  equity  holdings are  restricted  to readily  marketable  securities  of  corporations  that are actively traded on the major U.S.  exchanges.  No single  industry group, as defined by S&P, shall  constitute more than 25% of the market value of the total plan's  domestic  equity  portfolio.  No single  company  exposure  shall constitute more than 5% at cost or 10% of the market value of the total plan's domestic equity portfolio.

         The number of international  equity issues held and their  geographic and economic sector  diversification is left to the  investment  manager's  discretion,  provided,  however that the  portfolio  shall be  appropriately diversified.  The portfolio can have no more than 40% of its  international  equity  securities in any one country, unless prior  approval from the Pension  Committee is obtained.  International  equity  holdings in any one company shall  not  exceed  more  than 10% of the  market  value of the  manager's  portfolio  and no more  than 30% of the manager's portfolio shall be invested in one industry category.

         Alternative Investment Guidelines (Hedge & Futures Funds)

         The assets of the plan may be diversified among real estate,  private equity,  venture capital, hedge fund of funds,  managed  futures  funds of funds and other  alternative  equity  investments  at the  discretion  of the
Pension  Committee.  Real estate investments must be in professionally  managed  partnerships or properties offered by leading real estate managers with proven records of superior  performance  over time.  Private  equity,  venture capital,  hedge funds of funds,  and managed  futures funds of funds  investments  must also be made through pooled funds offered by professional investment managers with proven records of performance and due diligence over time.

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

         The Company  estimates that in 2005  contributions  to its U.S. based plan will total  approximately  $1.4 million and  contributions  to its non-U.S.  based plans will total  approximately  $2.2 million.  Expected benefit payments  associated  with the Company's  pension plans for the next five years and in aggregate for the five years thereafter are as follows:

                                   U.S.                 Non-U.S.
      Year                     Pension Plan          Pension Plans
------------------          -------------------    -------------------
                                       (Dollars in 000's)

      2005                  $   2,378               $   4,212

      2006                      2,421                   4,266

      2007                      2,490                   4,408

      2008                      2,594                   4,700

      2009                      2,763                   4,284

    2010-2014                  16,586                  22,740

         In  addition,  hourly  employees  at four plants are covered by  union-sponsored  collectively  bargained, multi-employer  pension plans.  The Company  contributed to these plans and charged to expense  approximately  $1.1 million,  $1.2 million  and  $1.1 million in 2004, 2003 and 2002,  respectively.  The  contributions  are generally determined in accordance  with the provisions of the negotiated  labor  contracts and are generally  based on a per employee,  per week  amount.  The  Company's  withdrawal  liability,  if any,  is not  presently  determinable  and therefore no amount has been recorded for any contingent unfunded liability.

         The  Company  provides  a  401(k)  defined  contribution  plan to  eligible  employees.  Company  matching contributions  for employees and related  administration  costs  associated  with the plan were $1.8 million,  $1.8 million and $2.4 million for 2004, 2003 and 2002, respectively.

(7)  Postretirement Benefit Plans

         The Company  provides  health and life  insurance  benefits  for certain  domestic  retired  employees  in connection with collective bargaining agreements.

         The following  presents the changes in the  accumulated  postretirement  benefit  obligations for the plan years ended December 31, 2004 and 2003 (000's omitted):

                                                                                                  2004           2003
                                                                                                  ----           ----
Accumulated postretirement benefit obligations at the beginning
    of the year............................................................................  $     23,951    $    32,225
Net increase (decrease) during the year attributable to:
    Service cost...........................................................................           348            262
    Interest cost..........................................................................         1,407          1,487
    Actuarial (gain) / loss................................................................           626         (1,972)
    Benefits paid..........................................................................        (2,046)        (1,884)
    Plan amendments........................................................................           844         (6,167)
                                                                                             -------------   ------------
Net increase / (decrease) for the year.....................................................         1,179         (8,274)
                                                                                             ------------    ------------
Accumulated postretirement benefit obligations at the end of the year......................  $     25,130    $    23,951
                                                                                             ============    ===========

         Effective  January 1, 2003 the  Company  amended the  postretiree  health  care plan.  The 2003  amendment provided  for  contributions  to be paid by plan  participants  who  retired  prior to the  term of any  collective
bargaining   agreement   currently  in  effect.   The  amendment   resulted  in  a  reduction  in  the  accumulated
postretirement  benefit  obligation  of $6.2  million.  In 2002,  the Company  amended the plan to provide that the
Company's  contribution  toward  retiree  medical  costs  would be capped at 150% of the  Company's  expected  2003 medical costs.

         The Company's  postretirement  benefit plans are not funded. The status of the plans at December 31,  2004 and 2003, is as follows (000's omitted):
                                                                                                  2004           2003
                                                                                                  ----           ----
Accumulated postretirement benefit obligations:
    Active employees.......................................................................  $      8,165    $     7,844
    Retirees...............................................................................        16,965         16,107
                                                                                             ------------    -----------
Total accumulated postretirement benefit obligations.......................................        25,130         23,951
Unrecognized net loss......................................................................        (5,278)        (4,843)
Unrecognized prior-service cost benefit....................................................         7,638          9,387
                                                                                             ------------    -----------
Net liability recognized...................................................................  $     27,490    $    28,495
                                                                                             ============    ===========

         Net periodic  postretirement  benefit costs for the Company's  U.S.  postretirement  benefit plans for the years ended December 31, 2004, 2003 and 2002, included the following components (000's omitted):

                                                                                2004              2003           2002
                                                                                ----              ----           ----

Service cost...........................................................     $        348      $      262      $      407
Interest cost..........................................................            1,407           1,487           1,734
Recognized loss........................................................              191             138              --
Recognized prior-service cost..........................................            (905)           (904)           (382)
Curtailment and Special termination benefit............................               --              --           1,206
                                                                            ------------      ----------      ----------
Net periodic postretirement benefit cost...............................     $      1,041      $      983      $    2,965
                                                                            ============      ==========      ==========

         The accumulated  postretirement  benefit  obligation as of December 31, 2004, 2003 and 2002 was determined using the following assumed discount rates and health care cost trend rates:

                                                                              2004              2003             2002
                                                                              ----              ----             ----

    Discount Rate......................................................      5.90%              6.25%            6.75%
    Health Care Cost Trend Rate........................................      7.00-4.00%         8.00-4.00%       9.00- 4.00%

         The 2004 health care cost trend  assumption  was based upon emerging  health care trends,  and begins at a
7% increase in 2005,  reducing by 1% each year  thereafter,  until 2009.  A one  percentage  point  increase in the assumed  health  care  cost  trend  rate for each  year  would  increase  the  accumulated  postretirement  benefit obligation as of December 31,  2004 and 2003, by approximately  $1.6 million and  $1.5 million,  respectively,  and the total of the service and interest cost components of net  postretirement  benefit cost for each year then ended by  approximately  $0.1  million,  $0.2  million  and  $0.3 million  in 2004,  2003 and 2002,  respectively.  A one percentage  point decrease in the assumed health care cost trend rate for each year would decrease the  accumulated postretirement  benefit  obligation  as of  December 31,  2004 and 2003,  by  approximately  $1.5  million and $1.4 million,  respectively,  and the total of the service and interest cost  components of net  postretirement  benefit cost for each year then ended by  approximately  $0.1  million,  $0.1  million and $0.3  million in 2004,  2003 and
2002, respectively.

         The Company  estimates that benefit  payments  associated with the Company's  postretirement  benefit plan for the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

                             Postretirement
       Year                   Benefit Plan
--------------------      ----------------------
                               (in 000's)

       2005                $     2,246
       2006                      2,108
       2007                      2,124
       2008                      2,095
       2009                      2,125
     2010-2014                  10,314

         As of December 31,  2004 and 2003, the Company has recorded a liability of $2.7 million and  $2.8 million, respectively,  for benefit  obligations  for which a former  executive was fully  eligible to receive on a periodic payment  basis  beginning  August 1,  1998.  The Company has  recorded  after-tax  charges of $0.3 million and $0.2 million to accumulated  other  comprehensive  loss in conjunction  with the benefit  obligations as of December 31,
2004 and 2003,  respectively.  The  charges  are  included in the "equity  adjustment  to reflect  minimum  pension liability" on the Company's  Consolidated  Statement of Stockholder's  Equity.  The principal source of funding for this obligation is an insurance policy on the executive's life.

         During 2004, Local No. 24M of the Graphics  Communications  International  Union,  the union  representing employees at the Company's  Weirton  facility,  filed an arbitration  case  challenging  the Company's  decision to
modify its health care plan for retirees.   See Note (8) for further details on the case.

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

         Local No. 24M of the Graphics  Communications  International  Union, the union  representing  employees at the Company's Weirton facility,  filed an arbitration case challenging the Company's  decision to modify its health care plan for  retirees.  The Union  contended  that the Company had an obligation to bargain over plan changes and that it  failed  to do so.  The  Company  contended  that  the  matter  was  not  arbitrable,  that it only  had an obligation to bargain with the Union regarding  benefits for active  employees  represented by the Union,  and that it had no obligation to bargain with regard to retiree  benefits.  On December 22, 2004,  the  arbitrator  issued a decision  finding  that the  dispute was  arbitrable,  that the Company  was  obligated  to bargain  with the Union regarding  benefits for  retirees,  that the Company  violated its duty to bargain by  unilaterally  modifying  the health  care plan as to  retirees  and that  benefits  under the health  care plan are vested as to  retirees.  The
Company  believes  that the  arbitrator  exceeded  the scope of his review as defined  by the  parties'  collective bargaining  agreement  and failed to  interpret  provisions  of the health care plan  reserving  to the Company the right to change, modify or terminate the plan.  The Company intends to appeal the arbitration decision.

Leases

         The Company has entered into  agreements  to lease certain  property  under terms which qualify as capital leases.  Capital  leases  consist  primarily of various  production  machinery and  equipment.  Most capital leases contain renewal options and some contain purchase options.  As of December 31,  2004 and 2003, capital lease assets
were  $0.9 million  and  $0.6 million,   net  of  accumulated  amortization  of  $1.9  million  and  $7.8  million, respectively.

         The Company also maintains  operating leases on various plant and office  facilities,  vehicles and office equipment.  Rent expense under  operating  leases for the years ended  December 31,  2004,  2003 and 2002, was $6.2 million, $7.4 million and $7.0 million, respectively.

         At December 31, 2004, minimum payments due under these leases were as follows (000's omitted):

                                                                                              Capital         Operating
                                                                                              Leases           Leases
                                                                                              ------           ------
   2005  ..............................................................................  $         577     $      6,580
   2006  ..............................................................................            334            5,203
   2007  ..............................................................................             --            4,248
   2008  ..............................................................................             --            3,760
   2009  ..............................................................................             --            3,244
   Thereafter..........................................................................             --            9,221
                                                                                         -------------     ------------
         Total minimum lease payments..................................................            911     $     32,256
                                                                                                           ============
   Amount representing interest........................................................            (32)
                                                                                         -------------
   Present value of net minimum capital lease payments.................................  $         879
                                                                                         =============

(9)  Equity Incentive Plans

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

         A summary of the status of the  Company's  stock option plans (as adjusted for the reverse stock split) at
December 31, 2004, 2003 and 2002, and changes during the years then ended, are presented in the tables below:

                                                            Options Outstanding                Exercisable Options
                                                            -------------------                -------------------
                                                                          Wtd. Avg.                            Wtd. Avg.
                                                                          Exercise                             Exercise
                                                  Shares (in 000s)          Price     Shares (in 000s)           Price
                                                  ----------------          -----     ----------------           -----
December 31, 2001..............................         2,242.920           1,000          325.547           $   1,000
   Granted.....................................            25.000           1,000
   Exercised...................................               --               --
   Canceled....................................          (461.186)          1,000
                                                    ---------------------  ---------

December 31, 2002 .............................         1,806.734           1,000          551.744           $   1,000
   Granted.....................................           600.000           1,000
   Exercised...................................                --             --
   Canceled....................................          (223.055)          1,000
                                                    ---------------------  ---------

December 31, 2003 .............................         2,183.679           1,000          654.107           $   1,000
   Granted.....................................                --              --
   Exercised...................................                --               --
   Canceled....................................          (505.256)          1,000
                                                    ---------------------   ---------
December 31, 2004 .............................         1,678.423           1,000          961.058           $   1,000

                                                                                                  Exercisable Options
                                                     Options Outstanding                            at December 31,
                                                    at December 31, 2004                                 2004
                                                    --------------------                                 ----
                                                          Remaining           Wtd.                                Wtd.
                                                         Contractual          Avg.                                Avg.
                                                            Life            Exercise                            Exercise
Exercise Price                          Shares             (Years)            Price            Shares             Price
--------------                          ------             -------            -----            ------             -----

$1,000.00......................        1,678.423             6.82           $1,000.00          961.058         $1,000.00

         The Company did not grant any options  during 2004. The  weighted-average  estimated fair value of options granted  during  2003 and 2002 was  $355.46  and  $341.10,  respectively.  The fair value of each  option  grant is determined on the date of grant using the  Black-Scholes  option pricing model with the following  weighted-average assumptions  for  options  granted  in 2003 and 2002,  respectively:  risk-free  interest  rate of 4.49% and 4.26%;
expected lives of 10 years in all cases; expected volatility of 0% in all cases; and no dividends for any year.

(10)  Redeemable Preferred Stock

         As part of the  recapitalization,  U.S.  Can  Corporation  issued  shares  of  preferred  stock  having an aggregate  value of  $106.7 million  to  Berkshire  Partners  and its  affiliates  and the  rollover  stockholders.
Dividends  accrue on the  preferred  stock at an annual rate of 10%, are  cumulative  from the date of issuance and compounded  quarterly,  on March 31,  June 30,  September 30  and  December 31 of each year and are payable in cash when and as declared by our Board of  Directors,  so long as  sufficient  cash is  available  to make the  dividend payment and has been obtained in a manner  permitted under the terms of our Credit  Facility and the indenture.  As of December 31, 2004, 2003 and 2002,  dividends of  approximately  $55.6 million,  $40.3 million and $26.5 million, respectively,  have been  accrued.  Holders of the  preferred  stock  have no voting  rights,  except as  otherwise required by law. The  preferred  stock has a liquidation  preference  equal to the purchase  price per share,  plus all accrued and unpaid  dividends.  The preferred stock ranks senior to all classes of U.S. Can Corporation  common
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

         At this time,  the Company's  Credit  Facility  prohibits  the  Company's  ability to redeem the preferred stock and the debt  agreement  restricts the Company's  ability to obtain funds that may be necessary to redeem the preferred stock.

(11)  Related Parties

         Berkshire  Partners is the majority  shareholder  (77.3%) of the Company and receives a management  fee of
$750,000 per year.

         In  consideration  for Berkshire's  agreement to purchase a participation in the Tranche C term loan under the Company's  former Credit Facility  (Senior Secured Credit  Facility),  the Company agreed to accrue for and pay to  Berkshire  an annual fee of 2.75% of the amount of the  Tranche C term loan then  outstanding,  which was $1.65 million for 2002 through  2004.  The  cumulative  amount of $1.65  million was paid to  Berkshire  Partners in June
2004 upon termination of the Senior Secured Credit Facility.

         Citigroup Inc.  currently  beneficially owns 4.90% of the Company's common stock.  Citigroup Inc. was paid
$2.9 million in fees in 2003 for financial  advisory  services  provided in  connection  with the Company's 10 7/8%
Senior Secured Note offering.  The Company did not pay Citigroup Inc. any fees in 2004.

         On December 11, 2003,  George Bayly was  appointed  Co-Chairman  of the Company's  Board of Directors.  In
April  2004,  Mr.  Bayly was  appointed  Chief  Executive  Officer of the  Company.  Until April  2004,  Mr.  Bayly
consulted with the Company for which he was compensated  $93,333,  excluding board fees.  Also, in conjunction with his consulting  arrangement,  Mr. Bayly was awarded an additional 400 options with a strike price of $1,000.  These options vest ratably over a three-year  period so long as Mr. Bayly remains  Co-Chairman  of the Board of Directors and devotes 50% of his time  consulting on behalf of the Company.  Mr.  Bayly's  consulting  contract was cancelled when he was appointed Chief Executive Officer.

(12)  Subsequent Events

            On January 20,  2005,  the Board of  Directors of U.S. Can  Corporation  announced  that Philip  Mengel joined the Company as Chief Executive  Officer,  effective  January 20, 2005.  George V. Bayly will remain with the
Company in a different  capacity and continues to serve as Director and  Co-Chairman of the Board.  Mr. Mengel will also continue to serve as a member of the Board of Directors.

            In addition, as announced by the Company on December 23, 2004, effective March 1, 2005, Sandra K.
Vollman resigned from her position as Chief Financial Officer.  The Company has commenced an external search for her replacement.  Until Ms. Vollman's replacement is hired, the Company has appointed Robert L. Burkhardt to serve as the Company's principal financial officer.

(13)  Goodwill

         During 2002, the Company completed its initial  transitional  goodwill impairment test and reported that a non-cash  impairment  charge was required in the Custom & Specialty and International  segments.  During the fourth quarter of 2002,  the Company  determined  the amount of the goodwill  impairment  and recorded a pre-tax  goodwill impairment  charge  of  $39.1  million  ($18.3  million,  net of  tax)  relating  to the  Custom  &  Specialty  and
International  segments.  The charge was  presented  as a  cumulative  effect of a change in  accounting  principle effective  as of January 1, 2002 and was  primarily  due to  competitive  pressures  in the Custom & Specialty  and
International  segment  marketplaces.  To determine  the amount of goodwill  impairment,  the Company  measured the impairment loss as the excess of the carrying amount of goodwill over the implied fair value of goodwill.

         During 2004 and 2003, the Company  completed its annual  goodwill  impairment test as of the end of fiscal
November and determined that no additional  impairment of goodwill  existed.  However,  future goodwill  impairment tests could result in an impairment  and a charge to earnings.  The Company will  continue to evaluate  goodwill on an annual basis as of the end of fiscal  November and whenever  events and changes in  circumstances  indicate that there may be a potential impairment.

         There were no changes in the  carrying  amount of goodwill by segment  for the years  ended  December  31,
2004 and 2003.  The carrying value of the goodwill by segment is as follows (in 000's):

                                     Goodwill
                                     --------
                                  Carrying Value
                                  --------------

Aerosol                                 $    7,255

Paint, Plastic & General Line               20,129
                                 ------------------
Balance, December 31, 2004             $    27,384
                                 ==================

(14)  Business Segments

         Management  monitors  and  evaluates  performance,  customer  base and  market  share  for  four  business segments.  The segments have separate  management teams and distinct  product lines. The Aerosol segment  primarily produces  steel aerosol  containers in the U.S. for personal  care,  household,  automotive,  paint and  industrial products.  The  International  segment produces  aerosol cans in the Europe and Latin America  (through  Formametal
S.A., a joint venture in Argentina) as well as steel food  packaging in Europe.  The Paint,  Plastic & General Line segment  produces  round cans in the U.S. for paint and  coatings,  oblong cans for items such as lighter fluid and turpentine as well as plastic  containers for paint and industrial  and consumer  products.  The Custom & Specialty segment  produces a wide array of functional  and  decorative  tins,  containers and other products in the U.S. The
Company notes that  financial  information  used to produce its financial  statements is not recorded or reconciled on a product line basis; therefore it is not practicable for the Company to disclose revenues by product line.

         The accounting  policies of the segments are the same as those  described in Note (2) to the  Consolidated
Financial  Statements.  No single  customer  accounted  for more than 10% of the  Company's  total net sales during
2004, 2003 or 2002.

         Financial  information  relating to the  Company's  operations by  geographic  area was as follows  (000's omitted):

                                                    United                                                States
                                                                                                          ------
Europe                                           Consolidated
------                                           ------------
2004
Net sales.........................................  $546,702          $  298,077           $  844,779
Long-lived assets...............................     177,120             114,802              291,922
2003
Net sales.........................................  $536,088          $  287,354           $  823,442
Long-lived assets...............................     193,887             118,517              312,404
2002
Net sales.........................................  $555,303          $  241,254           $  796,557
Long-lived assets...............................     196,784             109,884              306,668

         The following is a summary of revenues from  external  customers,  net income  (loss),  capital  spending, depreciation  and  amortization  and  identifiable  assets for each segment as of December 31,  2004, 2003 and 2002
(000's omitted):

                                                                          2004                2003               2002
                                                                          ----                ----               ----
Revenues from external customers:
   Aerosol.......................................................     $     371,625      $    359,246      $     364,133
   International.................................................           298,077           287,354            241,254
   Paint, Plastic, & General Line................................           134,138           118,909            119,952
   Custom & Specialty............................................            40,939            57,933             71,218
                                                                      -------------      ------------      -------------
         Total revenues..........................................     $     844,779      $    823,442      $     796,557
                                                                      =============      ============      =============
Net income (loss) before income taxes:
   Aerosol.......................................................     $      59,128      $     61,763      $      59,469
   International.................................................           (10,450)          (12,660)            (6,539)
   Paint, Plastic, & General Line................................            13,153            13,056             11,349
   Custom & Specialty............................................             1,046             3,310                714
                                                                      -------------      ------------      -------------
   Total Segment Income From Operations..........................            62,877            65,469             64,993
   Unallocated Selling, General & Administrative Expenses (a)....           (25,352)          (24,259)           (24,147)
   Special Charges (b)...........................................            (8,747)             (382)            (8,921)
   Other Income (c)..............................................             2,735               419                215
   Interest Expense..............................................           (51,232)          (54,411)           (51,278)
   Bank Financing Fees...........................................            (5,081)           (6,118)            (4,051)
   Loss on Early Extinguishment of Debt..........................            (5,508)                -                  -
                                                                      --------------     ------------      -------------
         Total loss before income taxes..........................     $     (30,308)     $    (19,282)     $     (23,189)
                                                                      ==============     =============     ==============
Capital spending:
   Aerosol.......................................................     $       5,413      $     10,912      $       6,879
   International.................................................             3,532             2,766             11,996
   Paint, Plastic, & General Line................................             5,187             3,843              3,770
   Custom & Specialty............................................               444             1,778              3,002
   Corporate.....................................................             1,325               989              1,588
                                                                      -------------      ------------      -------------
         Total capital spending..................................     $      15,901      $     20,288      $      27,235
                                                                      =============      ============      =============
Depreciation and amortization:
   Aerosol.......................................................     $      13,749      $     12,227      $      12,014
   International.................................................            14,311            11,990              8,521
   Paint, Plastic, & General Line................................             6,062             5,856              5,561
   Custom & Specialty............................................             2,779             1,810              1,942
   Corporate.....................................................             6,824             6,177              6,387
                                                                      -------------      ------------      -------------
         Total depreciation and amortization.....................     $      43,725      $     38,060      $      34,425
                                                                      =============      ============      =============
Identifiable assets:
   Aerosol.......................................................     $     167,760      $    166,645      $     166,136
   International.................................................           215,429           212,126            220,376
   Paint, Plastic, & General Line................................            80,156            77,073             80,566
   Custom & Specialty............................................            15,911            24,679             27,087
   Corporate.....................................................            78,496            93,895             85,948
                                                                      -------------      ------------      -------------
Total identifiable assets........................................     $     557,752      $    574,418      $     580,113
                                                                      =============      ============      =============

    (a)  Represents  United  States  Selling,  General &  Administrative  expenses.  The Company  does not allocate these costs to its domestic segments.

    (b)  Management   does   not   evaluate   segment performance  including  such  charges.  See Note (3) for  further information  on the  Company's  specialcharges.

    (c)  Other income  represents the Company's share of the net income of its jointventure equity  investment in Argentina, and  dividends,  other income and sale proceeds  related to an  investment  in operations  that were formerly owned by the  Company.  The Company  does not  allocate  such income to its segments.

(15)  Subsidiary Guarantor Information

         The following  presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent
Guarantor"),  United  States Can  Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary
Guarantor"),   and  the  Issuer's  European   subsidiaries,   including  May  Verpackungen   GmbH &  Co.,  KG  (the
"Non-Guarantor  Subsidiaries"),  as of December 31, 2004 and 2003 and for the years ended  December 31,  2004, 2003 and 2002.  Investments in  subsidiaries  are accounted for by the Parent  Guarantor,  the Issuer and the Subsidiary
Guarantor  under the equity  method for  purposes  of the  supplemental  consolidating  presentation.  Earnings  of subsidiaries are,  therefore,  reflected in their parent's  investment  accounts and earnings.  This  consolidating information  reflects the  guarantors  and  non-guarantors  of the 10 7/8% Senior  Secured Notes and 12 3/8% Senior
Subordinated Notes.

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

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                       CONSOLIDATING STATEMENT OF OPERATIONS

                                       FOR THE YEAR ENDED DECEMBER 31, 2004
                                                  (000's omitted)

                                                                              USC May
                                                                                            USC Europe/
                                                                                                May
                                                               United      Verpackungen    Verpackungen
                                               U.S. Can      States Can      Holding           GmbH                          U.S. Can
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)    Eliminations   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   546,702   $          -    $     298,077    $         -     $    844,779
COST OF SALES..............................             -        473,375            (340)        292,323               -         765,358
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross profit..........................             -         73,327             340           5,754               -          79,421
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         25,352               -          16,544               -          41,896
SPECIAL CHARGES............................             -          7,546               -           1,201               -           8,747
OTHER INCOME...............................             -         (2,099)              -            (636)              -          (2,735)
INTEREST EXPENSE...........................             -         44,551           5,412           1,269               -          51,232
BANK FINANCING FEES........................             -          4,869               -             212               -           5,081
LOSS ON EARLY EXTINGUISHMENT OF DEBT.......             -          5,508               -               -               -           5,508
EQUITY LOSS FROM SUBSIDIARY................       (30,305)       (15,486)           (586)              -          46,377               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Loss before income taxes...............       (30,305)       (27,886)         (5,658)        (12,836)         46,377         (30,308)
PROVISION (BENEFIT) FOR INCOME TAXES.......             -          2,419             105          (2,527)              -              (3)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS...................................       (30,305)       (30,305)         (5,763)        (10,309)         46,377         (30,305)
PREFERRED STOCK DIVIDENDS..................       (15,299)             -               -               -               -         (15,299)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS ATTRIBUTABLE TO                      $   (45,604)   $   (30,305)  $      (5,763)  $     (10,309)   $     46,377    $    (45,604)
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

                                                                              USC May
                                                                                            USC Europe/
                                                                                                May
                                                               United      Verpackungen    Verpackungen
                                               U.S. Can      States Can      Holding           GmbH                          U.S. Can
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)    Eliminations   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   536,088   $          -    $     287,354    $         -     $    823,442
COST OF SALES..............................             -        457,959            (374)        288,661               -         746,246
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross profit..........................             -         78,129             374          (1,307)              -          77,196
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         24,259               -          11,727               -          35,986
SPECIAL CHARGES............................             -           (580)              -             962               -             382
OTHER INCOME...............................             -            (63)              -            (356)              -            (419)
INTEREST EXPENSE...........................             -         44,799           6,384           3,228               -          54,411
BANK FINANCING FEES........................             -          6,090               -              28               -           6,118
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (21,331)       (25,773)         (7,375)              -          54,479               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Loss before income taxes...............       (21,331)       (22,149)        (13,385)        (16,896)         54,479         (19,282)
PROVISION (BENEFIT) FOR INCOME TAXES.......             -           (818)          2,931             (64)              -           2,049
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS...................................       (21,331)       (21,331)        (16,316)        (16,832)         54,479         (21,331)
PREFERRED STOCK DIVIDENDS..................       (13,821)             -               -               -               -         (13,821)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS ATTRIBUTABLE TO                      $   (35,152)   $   (21,331)  $     (16,316)  $     (16,832)   $     54,479    $    (35,152)
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

                                                                              USC May
                                                                                            USC Europe/
                                                                                                May
                                                               United      Verpackungen    Verpackungen
                                               U.S. Can      States Can      Holding           GmbH                          U.S. Can
                                              Corporation     Company      (Subsidiary    (Non-Guarantor                    Corporation
                                               (Parent)       (Issuer)      Guarantor)     Subsidiaries)    Eliminations   Consolidated
                                             -------------- ------------- --------------- ---------------- --------------- --------------

NET SALES..................................   $        -     $   555,303   $          -    $     241,254    $         -     $    796,557
COST OF SALES..............................             -        483,772            (406)        233,871               -         717,237
                                             -------------- ------------- --------------- ---------------- --------------- --------------
     Gross profit..........................             -         71,531             406           7,383               -          79,320
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            -         24,146               -          14,328               -          38,474
SPECIAL CHARGES............................             -          3,080               -           5,841               -           8,921
OTHER INCOME...............................             -           (125)              -             (90)              -            (215)
INTEREST EXPENSE...........................             -         42,105           6,465           2,708               -          51,278
BANK FINANCING FEES........................             -          4,051               -               -               -           4,051
EQUITY EARNINGS (LOSS) FROM
  SUBSIDIARY...............................       (77,641)       (65,736)        (19,837)              -         163,214               -
                                             -------------- ------------- --------------- ---------------- --------------- --------------
    Loss before income taxes...............       (77,641)       (67,462)        (25,896)        (15,404)        163,214         (23,189)
PROVISION FOR INCOME TAXES.................             -          2,005          22,197          11,948               -          36,150
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS BEFORE                                   (77,641)       (69,467)        (48,093)        (27,352)        163,214         (59,339)
  CUMULATIVE EFFECT OF ACCOUNTING   CHANGE.
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX                                    -         (8,174)          4,717         (14,845)              -         (18,302)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS...................................       (77,641)       (77,641)        (43,376)        (42,197)        163,214         (77,641)
PREFERRED STOCK DIVIDENDS..................       (12,521)             -               -               -               -         (12,521)
                                             -------------- ------------- --------------- ---------------- --------------- --------------
                                             -------------- ------------- --------------- ---------------- --------------- --------------
NET LOSS ATTRIBUTABLE TO                      $   (90,162)   $   (77,641)  $     (43,376)  $     (42,197)   $    163,214    $    (90,162)
  COMMON STOCKHOLDERS......................  ============== ============= =============== ================ =============== ==============

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                              As of December 31, 2004
                                                  (000's omitted)

                                                                     USC May
                                                                                   USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $        927      $           -       $      6,181       $       -      $      7,108
     Accounts receivable......             -          50,115                   -            28,408                -           78,523
     Inventories..............             -          62,861                   -            42,406                -          105,267
     Deferred income taxes....             -           6,660                   -               865                -            7,525
     Other current assets.....             -           8,376                   -            22,435                -           30,811
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         128,939                   -           100,295                -          229,234
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         126,418                   -           100,604                -          227,022
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          22,867                   -               332                -           23,199
OTHER NON-CURRENT ASSETS......             -          36,715                   -            14,198                -           50,913
INTERCOMPANY
  ADVANCES....................             -         286,028                   -                 -         (286,028)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             64,954                 -          (64,954)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    628,351      $       64,954      $    215,429       $ (350,982)    $    557,752
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      3,965      $           -       $      5,480       $       -      $      9,445
     Accounts payable.........             -          41,716                   -            59,262                -          100,978
     Restructuring reserves...             -           1,947                   -             2,400                -            4,347
     Income taxes payable.....             -               -                   -               479                -              479
     Other current liabilities             -          39,244                   -            16,318                -           55,562
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          86,872                   -            83,939                -          170,811
liabilities...................
TOTAL LONG TERM DEBT..........           854         549,697                   -                 -                -          550,551
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          41,652                 591            26,639                -           68,882
OTHER LONG-TERM
  LIABILITIES.................             -           2,782                   -               902                -            3,684
PREFERRED STOCK...............       162,253               -                   -                 -                -          162,253
INTERCOMPANY LOANS............       112,057               -             127,111            46,860         (286,028)               -
INVESTMENT IN
  SUBSIDIARIES................       123,265          70,613                   -                  -        (193,878)                -
STOCKHOLDERS' EQUITY..........      (398,429)       (123,265)            (62,748)           57,089          128,924         (398,429)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
Total liabilities                $        -    $    628,351      $       64,954      $    215,429       $ (350,982)    $    557,752
and stockholders' equity.....    ============== ===============  ================== =================  ============== ==================

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

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                       FOR THE YEAR ENDED DECEMBER 31, 2004
                                                  (000's omitted)

                                                              U.S. Can        United
                                                                                                           USC Europe /
                                                                                             USC May           May
                                                                            States Can    Verpackungen     Verpackungen       U.S. Can
                                                            Corporation      Company         Holding     a(Non-Guarantor     Corporation
                                                              (Parent)       (Issuer)    (Subsidiary-Guar Subsidiaries)     Consolidated
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................$       -       $   9,626     $     (6,105)    $     (1,862)     $      1,659
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................         -        (12,370)               -           (3,531)          (15,901)
  Proceeds on the sale of property...........................         -          1,086                -              105             1,191
  Dividends from Formametal S.A..............................         -          1,350                -                -             1,350
                                                           --------------- -------------                  ---------------  ----------------
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash used in investing activities..................         -         (9,934)               -           (3,426)          (13,360)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................         -        (25,062)           6,105           18,957                 -
  Borrowing of Term B loan...................................         -        250,000                -                -           250,000
  Payments of Term B loan....................................         -         (1,875)               -                -            (1,875)
  Net payments under the revolving line of credit............         -        (42,100)               -                -           (42,100)
  Payment of Tranche A loan..................................         -        (38,706)               -                -           (38,706)
  Payment of Tranche B loan..................................         -       (130,175)               -                -          (130,175)
  Payment of Tranche C loan..................................         -        (20,000)               -                -           (20,000)
  Borrowings of other debt...................................         -          1,026                -            4,895             5,921
  Proceeds from accounts receivable factoring................         -              -                -            3,852             3,852
  Payments of other long-term debt...........................         -         (1,801)               -          (20,898)          (22,699)
  Payments of debt financing costs...........................         -         (6,926)               -                -            (6,926)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash (used in) provided by financing activities....         -        (15,619)           6,105            6,806            (2,708)
                                                           --------------- -------------                  ---------------  ----------------
                                                           --------------- ------------- ---------------- ---------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         -              -                -           (1,447)           (1,447)
                                                           --------------- ------------- ---------------- ---------------  ----------------
INCREASE (DECREASE) IN CASH AND                                       -        (15,927)               -               71           (15,856)
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................         -         16,854                -            6,110            22,964
                                                           --------------- ------------- ----------------                  ----------------
                                                                                                          ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of period.....................$       -       $     927     $         -      $      6,181      $      7,108
                                                           =============== ============= ================ ===============  ================

                                       U.S. CAN CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                       FOR THE YEAR ENDED DECEMBER 31, 2003
                                                  (000's omitted)

                                                              U.S. Can        United
                                                                                                           USC Europe /
                                                                                             USC May           May
                                                                            States Can    Verpackungen     Verpackungen       U.S. Can
                                                            Corporation      Company         Holding     a(Non-Guarantor     Corporation
                                                              (Parent)       (Issuer)    (Subsidiary-Guar Subsidiaries)     Consolidated
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES.........................$       -       $  23,099     $    (14,101)    $     10,559      $     19,557
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................         -        (17,523)               -           (2,765)          (20,288)
  Proceeds on the sale of property...........................         -            256                -            5,173             5,429
  Dividends from Formametal S.A..............................         -            310                -                -               310
                                                           --------------- -------------                  ---------------  ----------------
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash used in investing activities..................         -        (16,957)               -            2,408           (14,549)
                                                           --------------- ------------- ---------------- ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances...........................         -        (11,312)          14,101           (2,789)                -
  Issuance of 10 7/8% senior secured notes...................         -        125,000                -                -           125,000
  Repurchase of 12 3/8% senior subordinated notes............         -         (3,011)               -                -            (3,011)
  Net payments under the revolving line of credit............         -        (27,600)               -                -           (27,600)
  Payment of Tranche A loan..................................         -        (27,294)               -                -           (27,294)
  Payment of Tranche B loan..................................         -        (47,575)               -                -           (47,575)
  Borrowings of other debt...................................         -          4,814                -            1,087             5,901
  Proceeds from accounts receivable factoring................         -              -                -           11,195            11,195
  Payments of other long-term debt...........................         -         (1,079)               -          (18,750)          (19,829)
  Payments of debt financing costs...........................         -         (6,938)               -                -            (6,938)
                                                           --------------- ------------- ---------------- ---------------  ----------------
      Net cash (used in) provided by financing activities....         -          5,005           14,101           (9,257)            9,849
                                                           --------------- -------------                  ---------------  ----------------
                                                           --------------- ------------- ---------------- ---------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         -              -                -           (3,583)           (3,583)
                                                           --------------- ------------- ---------------- ---------------  ----------------
INCREASE IN CASH AND                                                  -         11,147                -              127            11,274
  CASH EQUIVALENTS...........................................
CASH AND CASH EQUIVALENTS, beginning of year.................         -          5,707                -            5,983            11,690
                                                           --------------- ------------- ----------------                  ----------------
                                                                                                          ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of period.....................$       -       $  16,854     $         -      $      6,110      $     22,964
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
                                                           =============== ============= ================ ===============  ================

 (16)  Quarterly Financial Data (Unaudited)

         The following is a summary of the  unaudited  interim  results of  operations  for each of the quarters in
2004 and 2003 (000's omitted).

                           First Quarter             Second Quarter            Third Quarter              Fourth Qtr
                         -----------------         ------------------       ------------------         ----------------
                         2004         2003         2004         2003        2004          2003         2004        2003
                         ----         ----         ----         ----        ----          ----         ----        ----

Net Sales........... $  213,467   $  199,153   $  211,809   $  210,623   $  207,263  $   204,671  $   212,240  $   208,995
Gross Profit(a).....     19,372       20,275       18,908       21,113       21,922       17,714       19,219       18,094
Special Charges(b)..        482          758          922          592        4,012        (760)        3,331        (208)
Net Loss............    (4,961)      (4,432)      (9,790)      (4,055)      (5,275)      (7,101)     (10,279)      (5,744)
Net Loss Attributable
    to Common
    Shareholders.... $  (8,785)   $  (7,678)   $ (13,550)   $  (7,455)   $  (9,128)  $  (10,586)  $  (14,141)  $   (9,434)
                     ==========   ==========   ==========   ==========   ==========  ===========  ===========  ===========

(a)      Amounts  have been  restated to reclass to other income the  Company's  share of the net income of its joint  venture  equity  investment  in Argentina and dividends,  other income and sale  proceeds  related to an  investment  in  operations  that were formerly owned by the company.  The amounts  reclassed for the first  quarter,  second quarter and third quarter of
         2004 were $380,  $(2) and $54,  respectively.  The Company did not have a reclass for the first quarter of
         2003.  Amounts  reclassed for the second  quarter,  third quarter and fourth quarter of 2003 were $219, $5 and $195, respectively.

(b)      See  Note  (3)  to  the  Consolidated  Financial Statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM  9A.  CONTROLS AND PROCEDURES

         As of December  31,  2004,  the  Company's  management,  with the  participation  of the  Company's  Chief
Executive  Officer and Chief Financial  Officer,  evaluated the  effectiveness  of the design and operations of the
Company's  disclosure  controls and procedures (as defined in Rule 13a-15(e)  under the Securities  Exchange Act of
1934,  as  amended).  Based  upon that  evaluation,  the  Chief  Executive  Officer  and  Chief  Financial  Officer
concluded,  as of December 31, 2004,  that the Company's  disclosure  controls and  procedures  were  effective for recording,  processing,  summarizing and reporting the  information  the Company  discloses in the reports that the
Company files with the Commission.

         Except as set forth below,  during the year ended December 31, 2004,  there was no change in the Company's internal  controls over  financial  reporting that  materially  affected,  or was  reasonably  likely to materially affect, the Company's internal controls over financial reporting.

         As reported in the  Company's  December  31, 2003  10-K/A,  in  November  2004,  as a result of  inquiries regarding  accounting and financial  reporting issues at its Laon, France facility,  the Company determined that it would restate its financial  statements  for the years ended December 2002 and 2003, and the quarter ended April 4,
2004 (the  "Restatement").  In connection  with the  Restatement  and in connection  with the  preparation  of this report,  the  Company's  auditors,  Deloitte & Touche LLP,  delivered a letter to the Company  regarding  "material weaknesses" in the Company's internal controls concerning oversight of its European  operations,  in particular its
Laon,  France  facility.  As  described  below,  the Company has begun to take  corrective  action to address  this weakness.

         In  connection  with the  Restatement  process  and the  inquiry by the Audit  Committee,  the Company has carried out an evaluation,  under the supervision  and with the  participation  of its Chief Executive  Officer and
Chief Financial  Officer,  of the  effectiveness of the design and operation of the Company's  disclosure  controls and procedures,  including an evaluation of such controls and procedures at a number of its other  facilities,  and has  concluded  that  the  controls  and  procedures  at such  other  facilities,  and at the  Company's  corporate headquarters, are superior to those that existed at its Laon, France facility.

         The Company has initiated the  implementation  of various measures to strengthen its internal controls and has added more  structure to the financial  oversight of its European  operations,  including its facility in Laon,
France.  In particular,  the Company has implemented and intends on implementing  the following plans to strengthen its internal controls and add more structure to the financial oversight of its European operations:

|X|  In December  2004,  the Company hired a new Finance  Director for its Laon,
     France facility.
|X|  The Company is hiring a consulting firm to provide  internal audit services to the Company's European operations.
|X|  The Company is in the  process of  implementing  a detailed  system at each
     European  location  to  provide  support  to the audit  process,  including reports, checklists and site visits.

         The Company  believes that the efforts that have been or will be taken will  substantially  strengthen the organization  and  personnel of the senior  financial  and control  functions in Europe and the  Company's  overall operations.

         The Company will  continue to evaluate the  effectiveness  of its  controls and  procedures  on an ongoing basis,  including  consideration  of  recommendations  identified  through the  investigation,  and will  implement further actions as necessary in its continuing efforts to strengthen the control process.

         The Company's  management is committed to continuing to improve the state of its controls and  procedures, corporate  governance  and  financial  reporting.  Other than the  Company's  progress  in  implementing  the plans described above,  since the evaluation date by the Company's  management of its internal  controls,  there have not been any  significant  changes in the internal  controls or in other  factors that could  significantly  affect the internal controls.
                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The  following  table sets forth the name,  age as of March 15,  2005,  and as of the date of this filing, and the position of each of our directors,  executive officers and other key employees.  Each of our directors will hold office until the next annual  meeting of  shareholders  or until his successor has been elected and qualified.
Our officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

                      Name                          Age                              Position
                      ----                          ---                              --------

Carl Ferenbach............................           62     Director, Co-Chairman of the Board
George V. Bayly...........................           62     Director, Co-Chairman of the Board
Philip R. Mengel..........................           60     Director, Chief Executive Officer
Thomas A. Scrimo..........................           56     Executive Vice President and General Manager, Business Units of
                                                            the Americas
Sarah T. Macdonald........................           40     Senior Vice President, Sales and Marketing
Larry S. Morrison.........................           51     Senior   Senior Vice President, Metal Manufacturing and
                                                            Lithography Operations
Robert L. Burkhardt.......................           45     Vice President and Controller
Emil P. Obradovich........................           58     Vice President and Chief Technical Officer
Thomas J. Olander.........................           56     Vice President, Human Resources
Sheleen Quish.............................           56     Vice President and Chief Information Officer
Richard K. Lubin..........................           58     Director
Francisco A. Soler........................           59     Director
Louis B. Susman...........................           67     Director

Carl  Ferenbach.  Mr. Ferenbach  has been Chairman of the Board since October 2002. Mr.  Ferenbach,  who was one of our founding  directors in 1983 and served as a member of our Board of Directors until  February 2000,  was elected as a Director at the time of the  recapitalization  in October 2000.  Mr. Ferenbach is also a Managing  Director of
Berkshire  Partners,  a private  equity  investment  firm,  which he  co-founded in 1986. He has been a director of many  of  Berkshire  Partners'  manufacturing,  transportation  and  telecommunications  investments,  serves  as a director of Crown Castle International Corporation and is Chairman of English Welsh & Scottish Railway.

George V.  Bayly.  Mr.  Bayly has served as a Director  since  August  2003 and as  Co-Chairman  of the Board since
December 2003.  From April 2004 through  January 2005, Mr. Bayly served as Chief  Executive  Officer and he remains employed by the  Company.  Mr. Bayly has been a principal of  Whitehall  Investors,  LLC, a consulting  and venture capital firm,  since 2002. From 1991 to 2002, Mr. Bayly served as Chairman,  President and Chief Executive  Officer of Ivex  Packaging  Corporation,  a container and packaging  manufacturer.  Mr. Bayly is also a director of General
Binding Corporation, Packaging Dynamics Inc. and Huhtamaki Oy.

Philip R. Mengel.  Mr. Mengel has served as a Director  since 2001 and was  appointed  Chief  Executive  Officer in
January 2005. In 2004, Mr. Mengel served as an Advisory  Director to Berkshire  Partners.  Mr. Mengel was the Chief
Executive  Officer of English  Welsh & Scottish  Railway  from January 2000  through  December  2003.  From 1996 to
January  2000,  Mr.  Mengel was the Chief  Executive  Officer of Ibstock plc, an  international  building  products company.  Mr. Mengel is also a director of The Economist Newspaper Group.

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

Sarah T. Macdonald.  Ms. Macdonald  serves as the Company's  Senior Vice President of Sales and Marketing.  She was
named our Senior Vice  President,  Sales in October  2003 and assumed  responsibility  for  Marketing  in May 2004.
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

Robert L.  Burkhardt.  Mr.  Burkhardt was named Vice President and  Controller in August 2003.  Since January 1999,
Mr  Burkhardt  had served as Managing  Director of  Financial  Planning  and  Analysis  for the  Company.  Prior to
joining the Company, Mr. Burkhardt was Vice President of Finance for APAC Teleservices, from 1997 through 1998.

Emil  P.  Obradovich.  Mr. Obradovich  has  served  as  our  Vice  President  and  Chief  Technical  Officer  since
February 2000. From 1996 to February 2000, Mr. Obradovich served as our Managing Director of Technical Services.

Thomas J. Olander.  Mr. Olander  became Vice  President,  Human  Resources in March 2003.  Previously,  Mr. Olander
had served as Vice  President,  Organization  & Staffing,  Compensation & Benefits at U.S. Can since December 1999.
Prior to joining the Company,  Mr.  Olander held the position of Vice  President,  Human  Resources  for Draper and
Kramer, Inc., a Chicago-based real estate firm from 1996 through 1999.

Sheleen  Quish.  Ms. Quish has served as our Vice  President and Chief  Information  Officer since  December  2000.
Prior to joining U.S.  Can, Ms. Quish served as Managing  Director of Leapnet,  an Internet  company from June 2000 to December  2000,  and as Senior Vice  President  of  Administration  and Systems of  Unitrin,  an  insurance  and financial services company, from 1998 through June 2000.

Richard  K.  Lubin.  Mr. Lubin  has  served  as a  Director  since the  recapitalization  in 2000.  Mr. Lubin  is a
Managing Director of Berkshire  Partners,  which he co-founded in 1986. He has been a director of many of Berkshire
Partners'  manufacturing,  retailing  and  transportation  investments  and  currently  serves as a director of The
Holmes Group, Inc. and Amscan Holdings, Inc.

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

Audit Committee Financial Expert

         Messrs. Soler,  Ferenbach,  Bayly and Lubin constitute the members of our audit committee.  At the present time,  based on our review of the criteria  required to meet the definition of "audit committee  financial  expert"
under the rules  adopted  by the SEC,  no member of the  audit  committee  meets the SEC's  definition  of an audit committee  financial  expert.  Nevertheless,  we believe the  experience  and education of the members of the audit committee qualifies them to monitor the integrity of our financial  statements,  legal and regulatory  requirements applicable to us, the public  accountants'  qualifications and independence,  the performance of our internal audit function,  and our compliance with the Sarbanes-Oxley Act and the rules and regulations  thereunder.  Moreover,  we believe that each of the members of the audit committee has  demonstrated  that he is capable of (i)  understanding accounting  principles generally accepted in the United States of America ("GAAP") and financial  statements,  (ii)
assessing the general  application of GAAP  principles in connection  with the  accounting for estimates,  accruals and reserves,  (iii) analyzing and evaluating our financial  statements,  (iv) understanding  internal controls and procedures for financial reporting,  and (v) understanding audit committee  functions,  all of which are attributes of an audit  committee  financial  expert under the rule  adopted by the SEC.  Given the  business  experience  and acumen of Messrs.  Soler,  Ferenbach,  Bayly and Lubin and their  longstanding  service as members of the our audit committee,  the Board of Directors  believes that they are  qualified to carry out all duties and  responsibilities of our audit  committee.  In  addition,  the  audit  committee  has the  ability  on its own to retain  independent accountants,  financial  advisors or other  consultants,  advisors and experts  whenever it deems  appropriate.  We believe the directors'  qualifications and experience,  and ability to utilize outside advisors and experts as they consider  appropriate,  affords them sufficient  background and expertise to fulfill their obligations  without the necessity of including an audit financial expert at the present time.

Code of Ethics

         The Company  has adopted a code of business  conduct  and ethics for  officers  (including  the  Company's principal  executive  officer,  principal  financial officer and controller) and employees,  known as the Corporate
Code of Ethics and Conduct.  The  Corporate  Code of Ethics and Conduct is available  on the  Company's  website at
http://www.uscanco.com/code.htm.

ITEM 11.  EXECUTIVE COMPENSATION

         The following tables set forth  information  concerning  compensation  paid to our Chief Executive Officer and our  other  four  most  highly  compensated  executive  officers  during  fiscal  years  2004,  2003 and  2002.
Information is also included for our former Chief  Executive  Officer who resigned in April 2004 and one additional executive  officer  who would have been among the most  highly  compensated  officers  but for his  resignation  in
August 2004.

Summary Compensation Table
                                                                                                      Long Term Compensation
                                                                                                      ----------------------
                                                        Annual Compensation                         Awards              Payout
                                                        -------------------                         ------              ------
                                                                                                  Securities
                                                                               Other Annual       Underlying           All Other
Name and Principal Position            Year      Salary         Bonus         Compensation    Options/SARs (#)(c)     Compensation
                                       ----      ------         -----         ------------    -------------------     -------------

George V. Bayly (e)                      2004      $345,915      $ --             $2,621                none      $     6,212(a)
Chief Executive Officer

Thomas A. Scrimo                         2004      $323,738      $30,000          $8,652                none      $    12,381(a)
Executive Vice President and G.M.,       2003      $287,869      $   --           $5,506                none      $    14,563(b)
Aerosol, Paint; Business Support         2002      $252,677      $35,000          $5,506                none      $    14,478(c)

Sarah T. Macdonald                       2004      $230,162      $55,000          $5,718                none      $     6,715(a)
Senior Vice President, Sales             2003      $159,792      $19,500          $5,045                none      $     6,858(b)
and Marketing                            2002      $123,062       $20,000         $5,506                none      $     4,262 (c)

Sandra K. Vollman (f)                    2004      $244,777      $   --           $5,718                none      $     7,988(a)
Senior Vice President and Chief          2003      $224,792      $   --           $5,506                none      $     8,306(b)
Financial Officer                        2002      $203,446      $20,000          $5,506                none      $    16,219(c)

Anthony P. MacLaurin (e)                 2004      $166,013      $81,250           $2,732                none     $     2,674(a)
Executive Vice President,
International

Francois Vissers (f)                     2004      $173,366         $   --         $  --                none      $   186,430(d)
Senior Vice President, Int'l and         2003      $341,037         $   --         $7,049               none      $         -(d)
President of European Operations         2002      $270,948         $31,102        $5,457               none      $         -(d)

John L. Workman (f)                      2004      $188,469         $   --         $2,144               none      $    390,317(a)
Former Chief Executive Officer           2003      $521,377         $   --         $6,194               none      $     26,681(b)
                                         2002      $424,723         $45,000        $7,215               none      $     24,14

1On January 20, 2005, the Company announced that Philip Mengel had been named Chief Executive Officer of the
Company.  Mr. Bayly remains employed by the Company and continues to serve as a Director and Co-Chairman of the
Board.

(a)      2004 amounts  shown for  Messrs. Bayly,  Scrimo,  Ms.  Vollman,  Mr.  MacLaurin  and Mr.  Workman  include contributions  or payments  for their  benefit to U.S. Can  Corporation's  Salaried  Employee  Savings and
         Retirement  Accumulation  Plan ("SRAP") and pursuant to nonqualified  retirement  plans ($6,212,  $12,381,
         $7,988,  $738 and $13,356  respectively).  The 2004 amount shown for Mr.  Workman also  includes  payments made by the Company of $376,962 to Mr.  Workman in  accordance  with his Severance  Agreement.  The amount for Ms.  Macdonald  represents  contributions  to the UK  Pension  Plan of  $6,715.  Included  in the 2004
         amount for Mr. MacLaurin is $1,936 for executive expenses.

 (b)     2003 amounts shown for  Mr. Scrimo,  Ms. Vollman and Mr.  Workman  include  contributions  or payments for their  benefit to U.S. Can  Corporation's  Salaried  Employee  Savings and  Retirement  Accumulation  Plan
         ("SRAP") and pursuant to nonqualified  retirement plans ($14,563,  $8,306 and $26,681  respectively).  The amount for Ms. Macdonald represents contributions to the UK Pension Plan of $6,858.

(c)      2002 amounts shown for  Mr. Scrimo,  Ms. Vollman and Mr.  Workman  include  contributions  or payments for their  benefit to U.S. Can  Corporation's  Salaried  Employee  Savings and  Retirement  Accumulation  Plan
         ("SRAP") and pursuant to nonqualified  retirement plans ($14,478,  $16,219 and $24,148 respectively).  The amount for Ms. Macdonald represents contributions to the UK Pension Plan of $4,262.

(d)      Mr.  Vissers is  compensated  partially in euros and  partially in British  pounds.  The amounts shown for
         Mr. Vissers  have been  converted to  U.S. dollars  at the  applicable  exchange  rate in effect as of the calendar  year-end for the year in which  payment was made.  During 2003 and 2002 the Company did not make any  contributions  for the benefit of Mr.  Vissers to any type of executive  retirement  plan or overseas employee  benefit  trust.  All such  contributions  were made by Mr. Vissers  through  salary  deductions.
         The 2004  amount  shown for Mr.  Vissers  also  includes  payments  made by the  Company  of  $172,268  in accordance with his Severance Agreement.

(e)      Mr. Bayly was appointed the Company's  Chief  Executive  Officer in April 2004.  Prior to April 2004,  Mr.
         Bayly  consulted  with the  Company  for which he was  compensated  $93,333,  excluding  board  fees.  Mr.
         MacLaurin joined the Company in July 2004.

(f)      Mr. Visser's employment  terminated on August 31, 2004, and Mr. Workman's  employment  terminated on April
         22, 2004.  Effective March 1, 2005, Ms. Vollman resigned from the Company.

Option Grants

         There were no option or stock  appreciation  right ("SAR")  grants to our Chief  Executive  Officer or our four most highly compensated employees in 2004.

Aggregated Option/SAR Exercises in 2004 and 2004-End Option/SAR Values

         No shares were acquired as a result of option exercises by the named executive officers during 2004.

                                                                 Number of Securities
                                                                      Underlying              Value of Unexercised
                                                                 Unexercised Options          In-The-Money Options
                                                                 at 2004-Year End (#)       at 2004-Year End ($)(a)
                           Name                               Exercisable/Unexercisable    Exercisable/Unexercisable
                           ----                               -------------------------    -------------------------

George Bayly.............................................            166.67/333.33                         $0/$0
Thomas A. Scrimo.........................................            181.08/158.44                         $0/$0
Sarah T. Macdonald.......................................            45.270/11.317                         $0/$0
Sandra K. Vollman (b)....................................            113.17/28.294                         $0/$0
Anthony P. MacLaurin.....................................            00.000/00.000                         $0/$0
Francois Vissers (c).....................................            00.000/00.000                         $0/$0
John L. Workman (d)......................................            00.000/00.000                         $0/$0
-----------

(a)  There was no established  trading market for U.S. Can Corporation's  common stock as of December  31, 2004.  Management  has  determined  that the fair market value of the common stock  underlying  these  options did not exceed
     $1,000.00 (the exercise price of these options) and,  accordingly,  none of the options were in-the-money.

(b)  Ms. Vollman  resigned from the Company on March 1, 2005. In accordance with her separation agreement, her options expired on March 1, 2005.
(c)  Mr.  Vissers  resigned  from the Company on August 31, 2004.  In accordance with his separation agreement, his options expired on December 14, 2004.
(d)  Mr. Workman resigned from the Company on April 22, 2004. In accordance with his separation agreement, his options expired on August 5, 2004.

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

         Other Fees

         On December 11, 2003,  George Bayly was  appointed  Co-Chairman  of the Company's  Board of Directors.  In
April  2004,  Mr.  Bayly was  appointed  Chief  Executive  Officer of the  Company.  Until April  2004,  Mr.  Bayly
consulted with the Company for which he was compensated  $93,333,  excluding board fees.  Also, in conjunction with his  consulting  arrangement,  during 2003 Mr. Bayly was awarded an  additional  400 options with a strike price of
$1,000.

Compensation Committee Interlocks and Insider Participation

         Mr. Lubin has served as Chairman of U.S. Can  Corporation's  Compensation  Committee  since 2002.  Messrs.
Soler,  Ferenbach and Susman constitute the other members of the Company's  compensation  committee.  Mr. Lubin and
Mr.  Ferenbach  are managing  directors of Berkshire  Partners.  Prior to becoming the  Company's  Chief  Executive
Officer in January of 2005,  Mr.  Mengel was an Advisory  Director to Berkshire  Partners.  Upon the  completion of the  recapitalization in October 2000,  Berkshire Partners received a fee of $2.0 million.  In addition,  Berkshire
Partners receives a management fee of $750,000 per year.

         In  consideration  for Berkshire's  agreement to purchase a participation in the Tranche C term loan under the Company's  former Credit Facility  (Senior Secured Credit  Facility),  the Company agreed to accrue for and pay to  Berkshire  an annual fee of 2.75% of the amount of the  Tranche C term loan then  outstanding,  which was $1.65 million for 2002 through  2004.  The  cumulative  amount of $1.65  million was paid to  Berkshire  Partners in June
2004 upon termination of the Senior Secured Credit Facility.

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

Transactions with Management

Executive Severance Plan

         Several of our  executive  officers are eligible to  participate  in our  executive  severance  plan.  The executive  severance plan provides an executive with a severance payment equal to 12 months  (18 months for certain executives)  of the  executive's  base salary in the event the executive is terminated  without cause or leaves for good  reason.  In the cases of Messrs.  Scrimo and  MacLaurin,  the  executive  severance  plan will not  provide a severance  benefit if these  executives  are  entitled  to  receive a  severance  benefit  under  their  employment agreements (described below).

U.S. Can Corporation 2000 Equity Incentive Plan

         In connection with the  recapitalization  in October 2000, the Board of Directors and stockholders of U.S.
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

Employment Agreements with Messrs. MacLaurin and Scrimo

    Employment Agreement with Mr. Scrimo

         In October of 2004,  the  Company  renewed its  existing  employment  agreement  with Mr.  Scrimo,  for an additional  year.  Under the terms of his  employment  agreement,  Mr. Scrimo will be paid an annual base salary of at least $300,000.  Mr. Scrimo's base salary and other  compensation  will be reviewed  annually by his supervisor.
Mr. Scrimo  participates  in our management  incentive plan with an opportunity to receive a bonus payment equal to
50% of his base  salary.  The Company  also agreed to provide Mr.  Scrimo with term life  insurance  coverage  with death benefits at least equal to twice his base salary, an automobile  allowance and employee  benefits  comparable to those provided to our other senior executives.

         In the  event  of the  termination  of Mr.  Scrimo's  employment  with us due to his  death  or  permanent disability, we will pay him or his estate:

         (1) an amount  equal to one year's base  salary  reduced by any  amounts  received  from any life or disability insurance provided by us; and

         (2) if he is  entitled  to  receive  a  bonus  payment  under  the  management  incentive  plan,  a  bonus payment prorated to reflect any partial year of employment.

         In the event that Mr. Scrimo  terminates  his  employment  for good reason or we terminate his  employment without cause, we will pay him:

         (1) his base  salary and  benefits  for the  earliest  to occur of  18 months,  his death or the date that
                he  breaches  the   provisions   of  his   employee   agreement   (relating   to   non-competition,
                confidentiality and inventions); and

         (2) if he is  entitled  to  receive  a  bonus  payment  under  the  management  incentive  plan,  a  bonus
                payment    prorated to reflect any partial year of employment.

         If Mr.  Scrimo's  employment  is  terminated  for cause or by  voluntary  resignation,  he will receive no further compensation.

    Employment Agreement with Mr. MacLaurin

         In July of 2004, the Company  entered in to an employment  agreement with Mr.  MacLaurin.  Under the terms of his  employment  agreement,  Mr.  MacLaurin  will be paid an  annual  base  salary  of at  least  $337,000.  Mr.
MacLaurin's base salary and other  compensation will be reviewed annually by that executive's  supervisor.  For the fiscal year ending  December 31, 2004,  Mr.  MacLaurin  will receive a bonus  payment of $81,250;  thereafter,  Mr.
MacLaurin will  participate  in our management  incentive plan with an opportunity to receive a bonus payment equal to 50% of his base  salary.  The  Company  also  agreed to  provide  Mr.  MacLaurin  an  automobile  allowance  and employee benefits comparable to those provided to our other senior executives.

         In the event of Mr.  MacLaurin's  permanent  disability during the term of his employment with us, we will pay him:

(1)  his base  salary  during the period of  disability  reduced by any  amounts received from any life or disability insurance provided by us; and

(2)  if he is entitled to receive a bonus payment under the management incentive plan, a bonus payment prorated to reflect any partial year of employment.

         In the event of the termination of Mr.  MacLaurin's  employment due to his death or permanent  disability, we will pay him, or his estate in the case of his death final compensation of:

(1)  his base salary earned but not paid through the date of termination;

(2)  any vacation time earned but not paid through the date of termination;

(3)  any  business   expenses  incurred  but  not  reimbursed  on  the  date  of termination; and,

(4)  if he is entitled to receive a bonus payment under the management incentive plan, a bonus payment prorated to reflect any partial year of employment.

         In the event Mr.  MacLaurin  terminates  his  employment  for good reason or we terminate  his  employment without cause, we will pay him:

(1)  his base salary and  benefits  for the earlier to occur of 18 months or the date that he breaches the provisions of his employment  agreement (relating to non-competition, confidentiality and inventions);

(2)  if he is entitled to receive a bonus payment under the management incentive plan, a bonus payment prorated to reflect any partial year of employment;

(3)  if  permitted  under   applicable  law  and  plan  terms,   continuing  his
     participation and that of his eligible dependents in our medical and dental plans for 18 months following the termination  date, at a level of coverage and contribution generally applicable to our other executives; and
(4)  up to $25,000 for reasonable  outplacement  services until the earlier that he obtains other employment or one year.

    If Mr.  MacLaurin's  employment is terminated  for cause or by voluntary  resignation,  he will receive no further compensation.

Compensation Arrangement with Mr. Mengel

On January 20, 2005, Mr. Mengel was appointed  Chief  Executive  Officer of the Company,  reporting to the Board of
Directors.  Mr.  Mengel will be paid an annual base salary of at least  $675,000 and will have the  opportunity  to receive a bonus  payment equal to 100% of his base salary under our  management  incentive  plan.  The Company also will provide Mr. Mengel with an automobile  allowance,  a housing  allowance  and employee  benefits  comparable to those provided to the Company's  other senior  executives.  Mr. Mengel is a participant in the Company's  Executive
Severance Plan.

Compensation Arrangement with Mr. Bayly

         From April 22, 2004 until January 20, 2005,  Mr. Bayly served as Chief  Executive  Officer of the Company.
The Company  continues to employ Mr. Bayly following his  resignation as Chief  Executive  Officer and he continues to serve on the Company's  Board of Directors.  Beginning with his  appointment  as Chief  Executive  Officer,  Mr.
Bayly is paid an annual base salary of at least  $625,000 and has the  opportunity to receive a bonus payment equal to 60% of his base salary under the  Company's  management  incentive  plan.  The Company  also  provides Mr. Bayly with a  satellite  office and  employee  benefits  comparable  to those  provided  to the  Company's  other  senior managers.  Mr. Bayly is not a participant in the Company's Executive Severance Plan.

Separation Agreement with Ms. Vollman

         The Company entered into an agreement with Ms. Vollman on December 22, 2004, under which she resigned effective March 1, 2005 (the "Separation Date").  Under the terms of this agreement, we agreed to provide to Ms.
Vollman benefits, including:

(a)  a lump sum stay bonus equal to nine months of her salary and car  allowance at the rate in effect as of December 22, 2004; and

(b)  an award,  if any,  to her under our  Management  Incentive  Plan  based on actual performance for 2004.

(c)  waiving our exercise of the call right of any securities held by her on the
     Separation Date.

         Ms. Vollman also agreed to the cancellation of stock options of the Company held by her and to standard confidentiality and release provisions.

Separation Agreement with Mr. Vissers

         The Company entered into a settlement letter, dated October 6, 2004 with Mr. Vissers, who resigned on
August 31, 2004 (the "Separation Date").  Under the terms of this agreement, the Company agreed to provide to Mr.
Vissers severance benefits, including:

(1)  a statutory redundancy payment;
(2)  a lump sum  payment  equal to twelve  months of his salary,  including  car allowance  and pension  contribution,  less tax sums paid by the Company on his behalf to the United Kingdom Inland Revenue;
(3)  waiving our exercise of the call right of any securities held by him on the
     Separation Date; and
(4)  an aggregate of up to(pound)675  plus VAT for reasonable  attorneys'  fees, costs and expenses.

     Mr. Vissers also agreed to standard confidentiality, nonsolicitation and release provisions.

Separation Agreement with Mr. Workman

         The Company entered into an agreement of resignation, dated April 22, 2004 with Mr. Workman, who resigned on April 22, 2004 (the "Separation Date").  Under the terms of this agreement, the Company agreed to provide to Mr. Workman severance benefits, including:

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

         (4)  an aggregate of up to $13,000  for reasonable attorneys' fees, costs and expenses;

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

         Mr. Workman also agreed to standard confidentiality, nonsolicitation, nondisparagement and release provisions.

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

         The  following  table  presents  the  securities  authorized  for  issuance  under  the  Company's  equity compensation plan as of December 31, 2004.
                                                                eighted-average exercise        Number of securities
                                                                  price of outstanding         remaining available for
                                 Number of securities to         options, warrants and          future issuance under
                                 be issued upon exercise                 rights               equity compensation plans
                                 of outstanding options,                                        (excluding securities
Plan Category                      warrants and rights         W                               reflected in column (a)
                                ---------------------------    ---------------------------   ----------------------------
                                ---------------------------    ---------------------------   ----------------------------
                                           (a)                            (b)                            (c)
Equity compensation plans
approved by security
holders                                 1,678.423                      1,000.000                      1,575.338

Equity compensation plans
not approved by security
holders                                     --                             --                            --
                                ---------------------------    ---------------------------   ----------------------------

Total                                   1,678.423                      1,000.000                      1,575.338
                                ===========================    ===========================   ============================

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

         The  following  table  sets  forth  certain  information  with  respect  to  the  ownership  of  U.S.  Can
Corporation's  common  stock as of March 15, 2005.  As of March 15,  2005,  U.S.  Can  Corporation  had  53,333.333
shares of issued and outstanding common stock.

         U.S. Can Corporation's  preferred stock,  which has no voting rights other than those provided by Delaware law, is owned by Berkshire  Partners and its  co-investors,  Citigroup,  Inc.  (formerly  Salomon Smith Barney) and affiliates of Francisco Soler.  See "Certain Relationships and Related Party Transactions--Preferred Stock."

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

         The following  table  describes the beneficial  ownership of each class of issued and  outstanding  common stock of U.S. Can  Corporation  by each of our  directors  and  executive  officers,  our  directors  and executive officers as a group and each person who  beneficially  owns more than 5% of the outstanding  shares of common stock of U.S.  Can  Corporation  as of March 15, 2005.  As used in the table,  beneficial  ownership  has the meaning set forth in Rule 13d-3(d)(1) of the Exchange Act.

                           Beneficial Owner                                Number of Shares       Percent Ownership
                           ----------------                                ----------------       -----------------

Berkshire Partners LLC (1)............................................               41,229.278           77.30%
George V. Bayly (2) ..................................................                  166.667              *
Philip R. Mengel (2)..................................................                   33.333              *
Thomas A. Scrimo (3)..................................................                  394.412              *
Sarah T. Macdonald (2)................................................                   45.270              *
Larry S. Morrison (2).................................................                   45.270              *
Francois Vissers......................................................                       --              *
John L. Workman ......................................................                1,000.000           1.88
Carl Ferenbach (4)....................................................               41,229.278          77.30
Richard K. Lubin (4)..................................................               41,229.278          77.30
Francisco A. Soler (5)................................................                  951.485           1.78
Louis B. Susman (6)...................................................                2,613.332           4.90
All officers and directors as a group (14 persons) (7)................               45,600.903          85.50

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

(2)      Number of shares represents currently exercisable options.

(3)      Includes 181.078 shares subject to currently exercisable options.

(4)      Mr. Ferenbach and Mr. Lubin are Managing Directors of Berkshire Partners LLC.

(5)      Mr. Soler  beneficially  owns  951.485  shares of U.S.  Can  Corporation  common  stock as a result of his relationship  to (i) Windsor  International  Corporation,  a company of which  Mr. Soler is a director and executive  officer and which is the record holder of 424.460  shares,  (ii) Atlas  World  Carriers S.A., a company of which  Mr. Soler is a director and executive  officer and which is the record holder of 250.172 shares,  (iii) The  World  Financial  Corporation  S.A.,  a company of which  Mr. Soler  is a director and executive  officer  and  which  is the  record  holder  of  250.172  shares,  and  (iv) Scarsdale  Company
         N.V., Inc.,  a company of which Mr. Soler is an executive officer and which is the record holder of 26.681 shares.

(6)      Mr.  Susman  beneficially  owns  2,613.332  shares of  common  stock as a result  of his  relationship  to
         Citigroup.  Mr. Susman  is the Vice  Chairman of  Investment  Banking and  Managing  Director of Citigroup
         Global  Markets Inc.  Citigroup and its  affiliates  are the record  holder of 2,613.332  shares of common stock.

(7)      Includes 593.474 shares subject to currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company believes that the terms of the  transactions  described below are at least as favorable to the
Company as the Company would expect to negotiate in transactions with unrelated third parties.

Relationship with Berkshire Partners

         Berkshire  Partners has been actively  involved in the Company through Carl Ferenbach,  a founding partner of Berkshire  Partners.  Mr. Ferenbach was one of the Company's  founding directors in 1983 and currently serves as a Director and Co-Chairman of the Company's Board of Directors.  In addition,  Mr. Lubin is a managing  director of
Berkshire  Partners and Mr. Mengel served as an Advisory  Director to Berkshire  Partners  prior to being named the
Company's  Chief  Executive  Officer in January of 2005.  Upon the  completion of the  recapitalization  in October
2000,  Berkshire  Partners received a fee of $2.0 million.  In addition,  Berkshire  Partners receives a management fee of $750,000 per year.

         In  consideration  for Berkshire's  agreement to purchase a participation in the Tranche C term loan under the Company's  former Credit Facility  (Senior Secured Credit  Facility),  the Company agreed to accrue for and pay to  Berkshire  an annual fee of 2.75% of the amount of the  Tranche C term loan then  outstanding,  which was $1.65 million for 2002 through  2004.  The  cumulative  amount of $1.65  million was paid to  Berkshire  Partners in June
2004 upon termination of the Senior Secured Credit Facility.

Relationship with Citigroup

         Citigroup Inc. and its  affiliates  currently  beneficially  own 4.90% of the common stock of U.S. Can and provide  investment  banking and financial  advisory  services to the Company from time to time.  Citigroup  Global
Markets  Inc. was paid  $2.0 million  in fees for  financial  advisory  services  provided in  connection  with the
September 2000  recapitalization  and received  customary  compensation as an initial purchaser of the Company's 12
3/8% Senior  Subordinated  Notes that were offered in connection  with the  recapitalization  in October 2000.  Mr.
Susman is Vice Chairman of Investment  Banking and Managing  Director of Citigroup  Global  Markets Inc.  Citigroup
Inc.  was paid $2.9  million in fees in 2003 for  financial  advisory  services  provided  in  connection  with the
Company's  10 7/8% Senior  Secured  Note  offering.  The Company did not make any  payments to Citigroup in 2004 or
2002 and have not  agreed to make any  payments  to them in 2005,  other  than for  customary  compensation  as the initial purchaser in connection with the original offering of the 12 3/8% Senior Subordinated Notes.

Stockholders Agreement

         In  connection  with the  recapitalization  in October  2000,  the  Company  entered  into a  stockholders agreement with  stockholders  which provides for, among other things,  certain  restrictions  and rights related to the transfer,  sale or purchase of common stock and preferred stock.  The stockholders  agreement has the following provisions:

         o        Prior to the third  anniversary  of the  closing  of the  recapitalization  in October  2000,  no stockholder  may  transfer  shares of U.S.  Can  Corporation  capital  stock  (other than limited
                  exceptions   including  permitted  transfers  to  an  affiliate  or  in  connection  with  estate planning).

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

Preferred Stock

         As part  of the  recapitalization  transactions,  U.S.  Can  Corporation  issued  and  sold  in a  private placement  shares of preferred  stock having an aggregate  value of  $106.7 million  to Berkshire  Partners and its affiliates and the rollover  stockholders.  The principal terms of the preferred stock are summarized  below.  This summary,  however,  is not complete and is  qualified  in its entirety by reference to the  provisions  of U.S. Can
Corporation's certificate of incorporation, as in effect at the time of the closing of the transactions.

         Dividends.  Dividends  accrue on the  preferred  stock at an annual rate of 10%, are  cumulative  from the date of issuance and compounded  quarterly,  on March 31,  June 30,  September 30  and December 31 of each year and are payable in cash when and as declared by our Board of  Directors,  so long as  sufficient  cash is  available to make the dividend  payment and has been obtained in a manner  permitted  under the terms of our credit facility and the indenture.

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

         No holder of preferred stock,  however,  may require U.S. Can Corporation to redeem the preferred stock if doing so would  cause the  bankruptcy  of U.S.  Can  Corporation  or United  States Can  Company or a breach of the indenture.  In addition,  if proceeds from public  offerings of U.S. Can  Corporation's  stock are  insufficient to redeem all of the shares of the  preferred  stock that the holders wish to be redeemed,  U.S.  Can  Corporation  is required to redeem the remaining  shares at a price equal to its liquidation  preference,  366 days after the tenth anniversary of the closing of the transactions or the payment in full of the notes and the debt  outstanding  under the credit facility, whichever is earlier.

         U.S. Can  Corporation's  certificate  of  incorporation  expressly  states that any  redemption  rights of holders of  preferred  stock shall be  subordinate  or otherwise  subject to prior rights of the lenders  under our credit facility and the holders of the exchange notes.

         Upon a change of  control  of the  Corporation  (as  defined in the  indenture),  the shares of  preferred stock may be redeemed at the option of either the  holders or the  Corporation,  subject to the terms of our credit facility  and after the  holders  of the notes  have been made and  completed  the  requisite  offer to  repurchase following a change of control under the indenture.

         The Credit  Facility  prohibits our ability to redeem the  preferred  stock,  and the indenture  restricts
U.S. Can Corporation's ability to obtain funds that may be necessary to redeem the preferred stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The Company's audit fees for professional  services rendered by its principal  accountant for the audit of its annual financial  statements were  approximately  $1,206,000 and $591,000 for the years ended December 31, 2004 and 2003,  respectively.  The Company's  2004 audit fees include  $458,000 of audit fees  incurred  during the year for the restatement of the Company's 2003 and 2002 annual financial statements.

Audit-Related Fees

         During  2004 and 2003,  the  Company  paid  audit-related  fees of  approximately  $21,000  and  $125,000, respectively.  The 2004 fees relate to services  provided by the  Company's  principal  accountant  in  conjunction with the Company's  change in the method of accounting used for the cost of inventories of its domestic  operations from the LIFO method to the FIFO  method.  The 2003 fees  primarily  relate to services  provided by the  Company's principal  accountant in  conjunction  with the Company's 10 7/8% Senior  Secured Note offering and a review by the principal accountant of the financial statements of the Company's Argentinean joint-venture.

Tax Fees

         The Company's tax fees for  professional  services  rendered by its principal  accountant for the audit of its tax  compliance,  tax advice and tax  planning  were  approximately  $213,000  and $222,000 for the years ended
December 31, 2004 and 2003, respectively.

All Other Fees

         The Company incurred no other fees related to its principal accountant during 2004 and 2003.

         The  Company's  audit  committee  meets at least twice a year.  Annually,  the Company's  audit  committee approves the Company's use of its  principal  accountant  for audit and tax related  services.  All other  services provided by the Company's  principal  accountant  require  specific  pre-approval  by the Company's audit committee before they are  performed.  During 2004 and 2003,  the  Company's  audit  committee  approved 100% of the services rendered by the Company's principal accountant.

                                                      PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)     (1)      Financial Statements commence on p. 26.

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

         (b)     See Item 15 (a) (3) above.

         (c)     See Item 15 (a) (2) above.

                                                    SIGNATURES

         Pursuant  to the  requirements  of  Section  13 or 15 (d) of the  Securities  Exchange  Act of  1934,  the
registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto  duly  authorized on March 23, 2005.

                                                                      U.S. CAN CORPORATION

                                                                      By:  /s/ Robert L. Burkhardt
                                                                         -------------------------------------------------
                                                                            Robert L. Burkhardt
                                                                                Vice President and Controller
                                                                                (principal financial officer)

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

Signature                                                    Title
---------                                                    -----

                /s/ Carl Ferenbach                           Director and Co-Chairman of the Board
----------------------------------------------------
                   Carl Ferenbach

               /s/ George V. Bayly                           Director and Co-Chairman of the Board
-----------------------------------------------------
                   George V. Bayly

               /s/ Philip R. Mengel                          Director and Chief Executive Officer
-----------------------------------------------------
                  Philip R. Mengel

              /s/ Robert L. Burkhardt                        Vice President and Controller and
-----------------------------------------------------           principal financial officer
                  Robert L. Burkhardt

              /s/ Richard K. Lubin                           Director
-----------------------------------------------------
                  Richard K. Lubin

              /s/ Francisco A. Soler                         Director
-----------------------------------------------------
                  Francisco A. Soler

              /s/ Louis B. Susman                            Director
-----------------------------------------------------
                  Louis B. Susman

Dated:  March 23, 2005

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
10.25    Compromise   Agreement   and   General   Release between the Company an J. Michael Kirk dated  October 16, 2002
         (Exhibit  10(b) to the quarterly  report on Form 10-Q, for the quarter ended September 29, 2002, filed on
         November 12, 2002).(1)*
10.26    Separation Agreement and General Release between the Company and Paul W. Jones dated  November  26, 2002
         (Exhibit  10.26 to the annual  report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 18, 2004).(1)*
10.27    Amendment  No.  1 to the  U.S.  Can  Corporation Nonqualified  Supplemental  401(k),  dated as of February 25, 2002
         (Exhibit  10.27 to the annual report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 18, 2004). (1)
10.28    Third  Amendment to Credit  Agreement dated July 22, 2003 (Exhibit 10.5 to the current report on Form 8-K, filed on
         July 22, 2003). (1)
10.29    Security  Agreement  dated as of July  22,  2003 among United States Can Company,  U.S. Can Corporation,  USC May
         Verpackungen Holding Inc. and Wells Fargo Bank  Minnesota,  National  Association  (Exhibit  10.30 to the  registration statement  on Form S-4 (No.333-108940), filed December 11, 2003). (1)

Exhibit
Number

                                                 Exhibit Description

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
10.32   Separation   Agreement   and   General   Release between  United  States Can Company and James J. Poehling  dated
        October 24, 2003  (Exhibit  10.33 to the registration statement on Form S-4 (No. 333-108940), filed December 11, 2003).(1)*
10.33   Credit  Agreement  dated  as of June  21,  2004, among United  States Can  Corporation,  United  States Can Company,
        certain  financial  institutions  and Deutsche Bank Trust Company  Americas  (Exhibit 10.1 to the current  report on
        Form 8-K,  filed on October 6, 2004).(1)
10.34   Amendment  No. 1 and Waiver to Credit  Agreement dated as of  October  1, 2004 by and among U.S.  Can  Corporation,
        United  States  Can  Company,  certain financial  institutions  and Deutsche Bank Trust Company  Americas  (Exhibit 10.2
        to the current report on Form 8-K, filed on October 6, 2004).(1)
10.35   Separation   Agreement   and   General   Release between  United  States Can  Company  and John L.  Workman  dated
        April 22,  2004  (Exhibit  10.34 to the quarterly report on Form 10-Q, for the quarter ended July 4, 2004, filed on
        November 18, 2004).(1)*
10.36   Settlement  Letter from USC Europe (UK)  Limited to Francois  Vissers dated October 6, 2004 (Exhibit  10.35 to the quarterly report on Form 10-Q,  for the quarter ended October 3, 2004, filed on November 18, 2004).(1)*
10.37   Employment  Agreement  dated July 1, 2004 by and among Anthony P. MacLaurin, United States Can Company and U.S. Can
        Corporation (filed herewith).*
10.38   Separation Agreement and General Release between United States Can Company and Sandra K. Vollman dated December 22, 2004
        (filed herewith).*

18      Letter of  Deloitte & Touche LLP dated  August 4,  2004,  regarding  the  Company's  adoption  of FIFO for domestic  inventories  (Exhibit 18 to the  quarterly  report on Form 10-Q,  for the quarter  ended July 4,
        2004, filed on November 18, 2004).(1)

21      Subsidiaries of the Registrant (filed herewith).
22      Power of Attorney (included as part of the Signature Pages).

31.1    Certification   of   Chief   Executive   Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934
31.2    Certification  of  Principal  Financial  Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

(1) Incorporated by reference.

* Indicates a management contract or compensatory plan or arrangement.