Form 10-Q
period 2005-04-03
US CAN CORP
filed 2005-05-18
CIK 895726

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
                                                  THE SECURITIES EXCHANGE ACT OF 1934
                                             For the Quarterly Period Ended April 3, 2005

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

                                                       Yes |_| No |X|

         As of May 16, 2005, 53,333.333 shares of Common Stock were outstanding.

=======================================================================================================================================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES

                                                               FORM 10-Q

                                             FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005

                                                           TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the Quarterly Periods Ended
                 April 3, 2005 and April 4, 2004..................................................................     3

                 Consolidated Balance Sheets as of April 3, 2005 and December 31, 2004............................     4

                 Consolidated Statements of Cash Flows for the Quarterly Periods Ended
                 April 3, 2005 and April 4, 2004..................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II          OTHER INFORMATION

                                               INCLUSION OF FORWARD-LOOKING INFORMATION

         Certain statements in this report constitute  "forward-looking  statements" within the meaning of the federal securities laws.
Such  statements  involve known and unknown  risks and  uncertainties  which may cause the Company's  actual  results,  performance  or achievements to be materially  different than any future results,  performance or achievements  expressed or implied in this report. By way of example and not limitation and in no particular  order,  known risks and  uncertainties  include  general  economic and business conditions;  the  Company's  substantial  debt and  ability  to  generate  sufficient  cash flows to service  its debt;  the  Company's compliance with the financial covenants  contained in its various debt agreements;  changes in market conditions or product demand; the level of cost  reduction  achieved  through  restructuring  and  capital  expenditure  programs;  changes  in raw  material  costs  and availability;  downward selling price movements;  currency and interest rate  fluctuations;  increases in the Company's  leverage;  the
Company's ability to effectively  integrate  acquisitions;  changes in the Company's business strategy or development plans; the timing and cost of plant closures;  the success of new technology;  increases in the cost of compliance with laws and  regulations,  including environmental  laws and  regulations  and corporate  governance;  and the adequacy of the Company's  internal  controls over  financial reporting  and the ability of the Company's  independent  auditors to certify as to their  adequacy.  In light of these and other risks and  uncertainties  as described  under "Risk  Factors" in the Company's  Annual Report on Form 10-K for the fiscal year ended December
31, 2004 and filed with the  Securities  and Exchange  Commission on March 23, 2005,  the inclusion of a  forward-looking  statement in this report should not be regarded as a  representation  by the Company that any future results,  performance or  achievements  will be attained.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (000's OMITTED)

                                                                        For the Quarterly Period Ended
                                                                  --------------------------------------------
                                                                    April 3, 2005            April 4, 2004
                                                                  -------------------     --------------------
                                                                                 (Unaudited)

Net Sales                                                               $    230,445            $    213,467

Cost of Sales                                                                198,446                 194,095
                                                                        -------------           ------------

     Gross profit                                                             31,999                  19,372

Selling, General and Administrative Expenses                                  10,908                   9,804

Special Charges                                                                  513                     482

Other Income                                                                    (167)                   (380)

Interest Expense                                                              12,940                  12,717

Bank Financing Fees                                                              729                   1,378
                                                                        -------------           ------------

     Income (Loss) before income taxes                                         7,076                  (4,629)

Provision for Income Taxes                                                     1,090                     332
                                                                        ------------            ------------

   Net Income (Loss)                                                           5,986                  (4,961)

Preferred Stock Dividend Requirement                                          (4,134)                 (3,824)
                                                                        ------------            ------------

Net Income (Loss) Attributable to Common Stockholders                   $      1,852            $     (8,785)
                                                                        ============            ============

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                (000's OMITTED, except per share data)

                                                                                   April 3,         December 31,
                                    ASSETS                                           2005               2004
                                                                                ----------------  -----------------
CURRENT ASSETS:                                                                            (Unaudited)
      Cash and cash equivalents                                                   $       3,478     $        7,108
      Accounts receivable, net of allowances                                             95,226             78,523
      Inventories                                                                       115,672            105,267
      Deferred income taxes                                                               6,573              7,525
      Other current assets                                                               24,305             30,811
                                                                                ----------------  -----------------
          Total current assets                                                          245,254            229,234

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                         220,231            227,022

GOODWILL                                                                                 27,384             27,384

DEFERRED INCOME TAXES                                                                    23,183             23,199

OTHER NON-CURRENT ASSETS                                                                 49,846             50,913
                                                                                ----------------  -----------------
          Total assets                                                            $     565,898     $      557,752
                                                                                ================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations          $       6,470     $        9,445
      Accounts payable                                                                   93,460            100,978
      Accrued expenses                                                                   52,354             55,562
      Restructuring reserves                                                              3,453              4,347
      Income taxes payable                                                                1,210                479
                                                                                ----------------  -----------------
          Total current liabilities                                                     156,947            170,811

LONG TERM DEBT                                                                          573,021            550,551

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS                                                                         65,716             68,882

OTHER LONG-TERM LIABILITIES                                                               3,752              3,684
                                                                                ----------------  -----------------

          Total liabilities                                                             799,436            793,928

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized,
   106,667 shares issued & outstanding                                                  166,387            162,253

STOCKHOLDERS' EQUITY:
      Common stock, $10.00 par value, 100,000 shares authorized,
        53,333 shares issued & outstanding                                                  533                533
      Additional paid in capital                                                         52,800             52,800
      Accumulated other comprehensive loss                                              (22,386)           (19,038)
      Accumulated deficit                                                              (430,872)          (432,724)
                                                                                ----------------  -----------------
          Total stockholders' equity / (deficit)                                       (399,925)          (398,429)
                                                                                ----------------  -----------------
              Total liabilities and stockholders' equity                          $     565,898     $      557,752
                                                                                ================  =================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                            U.S. CAN CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (000's OMITTED)

                                                                                           For the Quarterly Period Ended
                                                                                         April 3, 2005        April 4, 2004
                                                                                       -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               (Unaudited)
  Net income (loss)                                                                      $         5,986      $        (4,961)
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depreciation and amortization                                                                9,790               11,198
      Special Charges                                                                                513                  482
      Deferred income taxes                                                                            -                 (508)
  Change in operating assets and liabilities:
      Accounts receivable                                                                        (18,165)              (7,882)
      Inventories                                                                                (12,329)              (4,182)
      Accounts payable                                                                            (4,925)              (1,693)
      Accrued expenses                                                                            (5,397)              (6,188)
      Other, net                                                                                   5,563               (2,957)
                                                                                       -------------------  ------------------
          Net cash used for operating activities                                                 (18,964)             (16,691)
                                                                                       -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                            (5,695)              (3,719)
  Proceeds from the sale of property                                                                 232                1,018
  Dividends from Formametal S.A.                                                                     646                  608
                                                                                       -------------------  ------------------
                                                                                       -------------------  ------------------
          Net cash used for investing activities                                                  (4,817)              (2,093)
                                                                                       -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving line of credit                                                   23,200                    -
  Payments of other long-term debt, including capital lease obligations                           (6,301)                (602)
  Borrowings of other debt                                                                         2,804                2,169
  Payment of debt financing costs                                                                     (5)                   -
                                                                                       -------------------  ------------------
      Net cash provided by financing activities                                                   19,698                1,567
                                                                                       -------------------  ------------------
                                                                                       -------------------  ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                              453                 (450)
                                                                                       -------------------  ------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                             (3,630)             (17,667)
CASH AND CASH EQUIVALENTS, beginning of period                                                     7,108               22,964
                                                                                       -------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period                                                 $         3,478      $         5,297
                                                                                       ===================  ==================

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             April 3, 2005
                                                              (Unaudited)

(1) PRINCIPLES OF REPORTING

         The consolidated  financial  statements  include the accounts of U.S. Can Corporation (the  "Corporation" or "U.S.  Can"), its
wholly owned subsidiary,  United States Can Company ("United States Can"), and United States Can's  subsidiaries (the  "Subsidiaries").
The  consolidated  group is referred to herein as "the  Company",  "we",  "us", or "our".  All  significant  intercompany  balances and transactions  have  been  eliminated.  These  financial  statements,  in the  opinion  of  management,  include  all  normal  recurring adjustments  necessary for a fair  presentation.  Operating  results for any interim period are not  necessarily  indicative of results that may be expected for the full year.  These financial  statements  should be read in conjunction  with the financial  statements and footnotes  included in the  Corporation's  Annual Report on Form 10-K for the year ended December 31, 2004.  Certain prior year amounts have been reclassified to conform with the 2005 presentation.

STOCK-BASED COMPENSATION

         The Company  periodically  issues  stock  options  under the U.S. Can 2000 Equity  Incentive  Plan.  The Company  continues to utilize the  intrinsic  fair value method under  Accounting  Principles  Board  ("APB")  Opinion No. 25 to account for its  stock-based compensation plan; therefore, no compensation costs are recognized in the Company's financial statements for options granted.

         In accordance with Statement of Accounting  Standards  ("SFAS") No. 148 "Accounting for Stock-Based  Compensation - Transition
and  Disclosure",  the following table presents (in thousands)  what the Company's net loss would have been had the Company  determined compensation costs using the fair value-based accounting method for the quarters ended April 3, 2005 and April 4, 2004.
                                        For The Quarterly Periods Ended

                                      ------------------------------------

                                        April 3, 2005     April 4, 2004
                                      ------------------------------------

Net Income (Loss).....................$  5,986           $ (4,961)
Stock-Based Compensation Cost,
  net of tax - fair value method.........  (23)              (30)
                                      ------------------------------------

Pro-Forma Net Income (Loss).........  $  5,963           $(4,991)
                                      ====================================

         In December  2004,  the  Financial  Accounting  Standards  Board  ("FASB")  issued SFAS No. 123 (revised  2004),  "Share-Based
Payment",  which  replaces SFAS No. 123 and supersedes APB Opinion No. 25,  "Accounting  for Stock Issued to Employees."  SFAS No. 123R
requires all share-based  payments to employees,  including grants of employee stock options, be recognized in the financial statements based on their fair values  beginning with the first interim  period after June 15, 2005. In April 2005,  the United States  Securities
and Exchange  Commission  extended the  implementation  timing  required  under SFAS No. 123R to the beginning of a  registrant's  next fiscal year,  which is January 1, 2006 for the Company.  The Company is currently  evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption it will use.  However,  based on the Company's  current level of annual option grants and the number of unvested  options  the  Company had  outstanding  at the end of the first  quarter of 2005,  the Company  does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of approximately  $24.6 million and $21.9 million for the quarterly  periods ended April 3, 2005 and
April 4, 2004,  respectively.  The Company paid $0.6 million in income taxes for each of the quarterly  periods ended April 3, 2005 and
April 4, 2004.

(3) SPECIAL CHARGES

2005
----

         During the first quarter of 2005, the Company recorded  restructuring  charges of $0.5 million related to position elimination costs in Europe.  The position  eliminations  consisted of 12 employees  and include  eliminations  related to the  continuation  of an early  termination  program in one European facility and a product line  profitability  review program in our German food can business.
Total cash  payments in the first  quarter of 2005 were $1.2  million  (primarily  severance  and facility  shut down  costs),  and the
Company  anticipates  spending another $6.5 million over the next several years. The remaining  reserve consists  primarily of employee termination benefits paid over time for approximately four salaried and 36 hourly employees and other ongoing facility exit costs.

         The table below  presents the reserve  categories  and related  activity as of and for the quarterly  period April 3, 2005 (in millions):

                               January 1,           Additions        Cash Payments             Other (b)       April 3, 2005
                              2005 Balance                                                                        Balance
                              ---------------    ---------------    -----------------    ----------------     --------------
   Employee Separation                  $3.2               $0.4              $(0.5)               $(0.1)            $3.0
   Facility Closing Costs                4.1                0.1               (0.7)                 -                3.5
                              ---------------    ---------------    -----------------    ----------------     --------------
                              ---------------    ---------------    -----------------    ----------------     --------------
   Total                                $7.3               $0.5              $(1.2)               $(0.1)            $6.5 (a)
                              ===============    ===============    =================    ================     ==============

(a)      Includes $3.1 million classified as other long-term liabilities as of April 3, 2005.
(b)      Non-cash foreign currency translation impact

2004
----

         During the first quarter of 2004, the Company recorded  restructuring  charges of $0.5 million related to position elimination costs in Europe.  The position  eliminations  consisted  of 23 employees  and  included  eliminations  related to an early  termination program in one European  facility and a product line  profitability  review  program in the Company's  German food can business.  Total cash  payments in the first  quarter of 2004 were $1.6  million  (primarily  severance  and  facility  shut down costs) and the Company anticipates  spending  another  $6.7 million  over the next  several  years.  The  remaining  reserve  consisted  primarily of employee termination  benefits to be paid over time for  approximately  eight salaried and 44 hourly  employees and other ongoing  facility exit costs.

         The table below presents the reserve  categories and related  activity as of and for the quarterly  period ended April 4, 2004
         (in millions):

                               January 1,                                                                      April 4, 2004
                              2004 Balance          Additions        Cash Payments             Other (b)          Balance
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
(b)      Non-cash foreign currency translation impact

 (4) INVENTORIES

         Inventories  are stated at the lower of cost,  using the  first-in,  first-out  (FIFO)  method,  or market.  Prior to April 5,
2004, all of the Company's  domestic  inventories  were accounted for at the lower of cost,  determined on a last-in,  first-out (LIFO)
basis, or market,  while inventories of the Company's foreign  subsidiaries were stated at the lower of cost determined on a FIFO basis or market.  During the quarter ended July 4, 2004, the Company's  domestic  operations changed the method of accounting for the cost of inventories  from the LIFO method to the FIFO method.  This change in  accounting  principle  was made to provide a better  matching of revenue and  expenses,  and to enhance  transparency  of the Company's  financial  statements  by  conforming  the Company's  method of inventory  valuation  to a single  method.  This  accounting  change did not have a material  effect on the  financial  statements  for current or prior periods, and accordingly, no retroactive restatement of prior financial statements was made.

         Inventories reported in the accompanying balance sheets are classified as follows (000's omitted):

                                                                                          April 3,         December 31,
                                                                                            2005               2004
                                                                                    -----------------   ----------------
         Raw materials........................................................      $          33,860    $        35,849
         Work in process......................................................                 43,666             38,758
         Finished goods.......................................................                 38,146             30,660
                                                                                    -----------------    ---------------

                                                                                    $         115,672    $       105,267
                                                                                    =================    ===============

(5) COMPREHENSIVE NET INCOME (LOSS)

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                          April 3,        December 31,
                                                                                            2005              2004
                                                                                        -------------   ---------------
         Foreign Currency Translation Adjustment ...................................         $(3,431)        $      220
         Minimum Pension Liability Adjustment.......................................         (18,955)           (19,258)
                                                                                        ------------     ---------------
         Total Accumulated Other Comprehensive Loss.................................        $(22,386)          $(19,038)
                                                                                        ============     ==============

         The components of comprehensive  income (loss) for the quarterly  periods ended April 3, 2005 and April 4, 2004 are as follows
(000's omitted):

                                                                                        For the Quarterly Periods Ended
                                                                                        -----------------------------------
                                                                                            April 3,          April 4,
                                                                                              2005             2004
                                                                                        -------------     -------------
         Net Income (Loss)..........................................................    $       5,986     $      (4,961)
         Foreign Currency Translation Adjustment....................................           (3,348)           (1,434)
                                                                                        --------------    --------------
         Comprehensive Income (Loss)................................................    $       2,638     $      (6,395)
                                                                                        =============     =============

(6) BENEFIT PLANS

         The Company maintains separate  noncontributory  defined benefit and defined contribution pension plans covering most domestic hourly  employees and all domestic  salaried  personnel,  respectively.  It is the Company's policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.

         The net periodic pension cost was as follows for the first quarter of 2005 and 2004 (000's omitted):

U.S.
----
                                                                  April 3, 2005      April 4, 2004
                                                                 ----------------  -------------------

  Service cost.................................................. $       321            $         252
  Interest cost.................................................         716                      686
  Return on assets..............................................        (729)                    (677)
  Recognized loss...............................................          51                        4
  Recognized prior service cost.................................         141                      122
                                                                 ----------------  -------------------
 Net periodic pension cost.....................................    $     500          $           387
                                                                 ================  ===================

Non-U.S.
--------
                                                                  April 3, 2005      April 4, 2004
                                                                 ----------------  -------------------

  Service cost..................................................   $     90                $     88
  Interest cost.................................................      1,127                   1,129
  Return on assets..............................................       (950)                   (864)
  Recognized loss...............................................        160                     208
                                                                 ----------------  -------------------
Net periodic pension cost.....................................     $    427                $    561
                                                                 ================  ===================

         The Company provides health and life insurance  benefits for certain domestic retired  employees in connection with collective bargaining agreements.

         Net periodic  postretirement  benefit costs for the Company's U.S.  postretirement  benefit plans for the quarters ended April
3, 2005 and April 4, 2004, included the following components (000's omitted):

U.S.
----
                                                                  April 3, 2005      April 4, 2004
                                                                 ----------------  -------------------

  Service cost..................................................    $   98               $        87
  Interest cost.................................................       373                       351
  Recognized loss...............................................        80                        48
  Recognized prior service cost.................................      (213)                     (226)
                                                                 ----------------  -------------------

Net periodic pension cost.....................................      $  338              $        260
                                                                 ================  ===================

         The Company made $0.3  million and $0.2  million in  contributions  to its U.S.  based  pension plan and $0.4 million and $0.3 million of contributions to its non-U.S.  based pension plans in the first quarters of 2005 and 2004,  respectively.  In addition,  the
Company made payments  under its  postretirement  benefit plan of $0.2 million and $0.4 million in the first quarters of 2005 and 2004, respectively.  The Company does not  anticipate  its 2005  contributions  to any of its plans to be  significantly  different  from the amounts previously disclosed in the Company's consolidated financial statements for the year ended December 31, 2004.

(7) BUSINESS SEGMENTS

         Management monitors and evaluates  performance,  customer base and market share for four business segments.  The segments have separate  management teams and distinct product lines. The Aerosol segment primarily  produces steel aerosol containers in the U.S. for personal care,  household,  automotive,  paint and industrial products.  The International  segment produces aerosol cans in the Europe and Latin  America  (through  Formametal  S.A., a joint venture in  Argentina)  as well as steel food  packaging in Europe.  The Paint,
Plastic & General Line segment  produces  round cans in the U.S. for paint and  coatings,  oblong cans for items such as lighter  fluid and turpentine as well as plastic  containers for paint and industrial and consumer  products.  The Custom & Specialty segment produces a wide array of  functional  and  decorative  tins,  containers  and other  products  in the U.S.  The  Company  notes  that  financial information used to produce its financial  statements is not recorded or reconciled on a product line basis,  and therefore,  it is not practicable for the Company to disclose revenues by product line.

         The following is a summary of revenues  from  external  customers  and loss from  operations  for the quarterly  periods ended
April 3, 2005 and April 4, 2004, respectively (000's omitted):

                                                                                          April 3,         April 4,
                                                                                            2005              2004
                                                                                       -------------    ---------------
         REVENUES FROM EXTERNAL CUSTOMERS:
            Aerosol................................................................    $     105,122    $        92,155
            International..........................................................           79,598             78,398
            Paint, Plastic & General Line..........................................           36,625             33,426
            Custom & Specialty.....................................................            9,100              9,488
                                                                                       -------------    ---------------
            Total revenues.........................................................    $     230,445    $       213,467
                                                                                       =============    ===============

         INCOME (LOSS) BEFORE INCOME TAXES:
            Aerosol................................................................    $      21,754    $        14,447
            International..........................................................              503             (1,574)
            Paint, Plastic & General Line..........................................            4,391              3,422
            Custom & Specialty.....................................................            2,498               (383)
                                                                                       -------------    ----------------
            Total Segment Income From Operations...................................           29,146             15,912
            Unallocated Selling, General & Administrative Expenses (a).............           (8,055)            (6,344)
            Special Charges (b)....................................................             (513)              (482)
            Other Income (c).......................................................              167                380
            Interest Expense.......................................................          (12,940)           (12,717)
            Bank Financing Fees....................................................             (729)            (1,378)
                                                                                       -------------    ---------------
            Income (Loss) before income taxes......................................    $       7,076    $        (4,629)
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

         (c)  Other income represents the Company's share of the net income of its joint venture equity investment in
             Argentina, and dividends related to a cost based investment.

 (8) COMMITMENTS AND CONTINGENCIES

Environmental

         United  States Can has been named as a  potentially  responsible  party for costs  incurred in the clean-up of the San Leandro
Plume, a regional  groundwater plume partially  extending  underneath United Sates Can's former site in San Leandro,  California and at the M&J Solvents  site in Georgia.  When the Company  acquired the San Leandro  facility,  it assumed  certain  liabilities  subject to indemnification  by the former owner / operator for claims made on or before  December 1986.  The former owner / operator  tendered its obligations  under the remedial action order to the Company.  The Company  accepted the tender with  reservation of any legal rights it may have to seek  contribution  or  reimbursement.  The Company is a party to an  indemnity  agreement  related to this matter with the current owner of the property,  who purchased the property from the Company.  In its 1994 agreement with the current owner, the Company agreed to defend and indemnify the current owner and its successors  and assigns for any claims,  including  investigative  or remedial action,  required by any  governmental  agency that  regulates  hazardous  substances.  Neither the agreement with the former owner nor with the current  operator  contains any caps or limits.  Extensive soil and groundwater  investigative  work has been performed on the
San Leandro  Plume,  including at the San Leandro site.  Currently,  the State of California  is overseeing  remediation  at an offsite source of contamination  of the San Leandro Plume.  Periodically,  the State of California  conducts  regional  sampling to monitor the efficacy of the  remediation.  The Company,  along with other PRPs,  participated in a coordinated  sampling event in 1999. In November
2002, as part of a larger  sampling  scheme,  the State of California  requested that we sample  existing  monitoring  wells at the San
Leandro  property.  The Company  completed a round of sampling in December  2002.  The 2002 sampling  results  generally  show that the concentration  of  contamination  is  declining,  which we view as a positive  development.  While the State has not yet  commented  on either the 1999 or the 2002 sampling  results,  we believe that the source of contamination  is unrelated to our past  operations.  The
Company receives quarterly  invoices from the State of California for its oversight work and for the regional  sampling.  At this time, the  Company is unable to  estimate  reasonably  possible  losses  related to the San Leandro  site or to the San  Leandro  Plume,  but believes  the sampling  supports its position  that the  groundwater  contamination  in the San Leandro  Plume is unrelated to its past operation.  To date, the Company has not been required to implement any remedial  action at the San Leandro site.  With regard to M & J
Solvents,  over 1,000  contributors to the site have been identified.  The initial  compliance status report has not been finalized and thus, the nature, extent and source of contamination is unknown.

Legal

         The  Company is  involved  in  litigation  from time to time in the  ordinary  course of our  business.  In our  opinion,  the litigation is not material to our financial condition or results of operations.

         Local No. 24M of the Graphics  Communications  International Union, the union representing  employees at the Company's Weirton facility,  filed an  arbitration  case  challenging  the  Company's  decision  to modify its health care plan for  retirees.  The Union contended  that the Company had an  obligation  to bargain  over plan changes and that it failed to do so. The Company  contended  that the matter was not  arbitrable,  that it only had an  obligation  to bargain with the Union  regarding  benefits  for active  employees represented  by the Union,  and that it had no  obligation  to bargain  with regard to retiree  benefits.  On December  22,  2004,  the arbitrator  issued a decision  finding  that the dispute was  arbitrable,  that the Company  was  obligated  to bargain  with the Union regarding  benefits for retirees,  that the Company  violated its duty to bargain by unilaterally  modifying the health care plan as to retirees  and that  benefits  under the health care plan are vested as to  retirees.  On March 16,  2005,  the Company  filed a lawsuit appealing the arbitration decision.  The Union has not yet responded.

 (9) SUBSIDIARY GUARANTOR INFORMATION

         The following presents the condensed  consolidating  financial data for U.S. Can Corporation (the "Parent Guarantor"),  United
States Can Company  (the  "Issuer"),  USC May  Verpackungen  Holding Inc.  (the  "Subsidiary  Guarantor"),  and the  Issuer's  European
subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor Subsidiaries"),  as of April 3, 2005 and December 31, 2004
and for the  quarterly  periods  ended April 3, 2005 and April 4, 2004.  Investments  in  subsidiaries  are accounted for by the Parent
Guarantor,  the  Issuer  and the  Subsidiary  Guarantor  under  the  equity  method  for  purposes  of the  supplemental  consolidating presentation.  Earnings  of  subsidiaries  are,  therefore,  reflected  in  their  parent's  investment  accounts  and  earnings.  This consolidating  information  reflects  the  guarantors  and  non-guarantors  of the 10 7/8%  Senior  Secured  Notes  and 12 3/8%  Senior
Subordinated Notes.

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
                                             For the Quarterly Period Ended APRIL 3, 2005
                                                              (unaudited)
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                    United       Verpackungen     Verpackungen GmbH
                                     U.S. Can     States Can        Holding           & Co., KG                       U.S. Can
                                   Corporation     Company        (Guarantor        (Non-Guarantor                   Corporation
                                     (Parent)      (Issuer)      Subsidiaries)      Subsidiaries)     Eliminations  Consolidated
                                   ------------- ------------- ------------------ ------------------- ----------------------------

NET SALES......................        $     -      $ 150,847       $      -            $  79,598          $    -      $ 230,445
COST OF SALES..................              -        122,204              -               76,242               -        198,446
                                       --------     ----------      ---------           ----------         -------     ---------
     Gross profit..............              -         28,643              -                3,356               -         31,999
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSE........              -          8,055               -               2,853               -         10,908
SPECIAL CHARGES................              -             89               -                 424               -            513
OTHER INCOME...................              -              -               -                (167)              -           (167)
INTEREST (INCOME)
 EXPENSE.......................              -         11,719           1,629                (408)              -         12,940

BANK FINANCING FEES............              -            729               -                  -                -            729
EQUITY INCOME (LOSS)
  FROM SUBSIDIARIES ...........           5,986        (2,065)           (526)                 -            (3,395)           -
                                       --------     ----------      -----------         ---------          ---------   --------
     Income (loss) before income
taxes                                     5,986         5,986          (2,155)                654           (3,395) 7,076
PROVISION FOR
  INCOME TAXES.................              -              -              53               1,037               -          1,090
                                       --------     ---------       ---------           ---------          -------     ---------

NET INCOME (LOSS)..............           5,986         5,986          (2,208)               (383)          (3,395) 5,986

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................          (4,134)           -               -                   -                -         (4,134)
                                       --------     ---------       ---------           ---------          -------     ---------

NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON STOCKHOLDERS...........        $  1,852     $   5,986       $  (2,208)          $    (383)         $(3,395)    $   1,852
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

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             For the Quarterly Period Ended APRIL 4, 2004
                                                              (unaudited)
                                                            (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 135,069        $      -           $  78,398           $    -      $ 213,467
COST OF SALES..................             -        117,583               -              76,512                -        194,095
                                       -------     ----------       ---------          ----------          -------     ---------
     Gross profit..............             -         17,486               -               1,886                -         19,372
SELLING, GENERAL AND
 ADMINISTRATIVE
 EXPENSES......................             -          6,344                -              3,460                -          9,804
SPECIAL CHARGES................             -              -                -                482                -            482
OTHER INCOME...................             -           (224)               -               (156)               -           (380)
INTEREST EXPENSE...............             -         10,922            1,353                442                -         12,717
BANK FINANCING FEES............             -          1,288                -                 90                -          1,378
EQUITY LOSS
  FROM SUBSIDIARIES ...........         (4,961)       (4,374)            (822)                -             10,157            -
                                       -------     ----------       -----------        ---------           --------    --------

     Loss before income taxes           (4,961)       (5,218)          (2,175)            (2,432)           10,157  (4,629)
PROVISION (BENEFIT) FOR
  INCOME TAXES.................             -           (257)              75                514                -            332
                                       -------     ----------       ---------          ---------           -------     ---------

NET LOSS.......................         (4,961)       (4,961)          (2,250)            (2,946)           10,157  (4,961)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (3,824)           -                -                  -                 -         (3,824)
                                       -------     ---------        ---------          ---------           -------     ---------

NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS..................        $(8,785)    $  (4,961)       $  (2,250)         $  (2,946)          $10,157     $  (8,785)
                                       =======     =========        =========          =========           ========    =========

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                          As of APRIL 3, 2005
                                                              (unaudited)
                                                            (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $        996      $           -       $      2,482       $       -      $      3,478
     Accounts receivable......             -          64,961                   -            30,265                -           95,226
     Inventories..............             -          74,636                   -            41,036                -          115,672
     Deferred income taxes....             -           6,573                   -                 -                -            6,573
     Other current assets.....             -           6,217                   -            18,088                -           24,305
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         153,383                   -            91,871                -          245,254
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         124,844                   -            95,387                -          220,231
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          22,867                   -               316                -           23,183
OTHER NON-CURRENT ASSETS......             -          36,305                   -            13,541                -           49,846
INTERCOMPANY
  ADVANCES....................             -         289,801                   -                 -         (289,801)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             61,835                 -          (61,835)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    654,584      $       61,835      $    201,115       $ (351,636)    $    565,898
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      3,935      $           -       $      2,535       $       -      $      6,470
     Accounts payable.........             -          41,922                   -            51,538                -           93,460
     Restructuring reserves...             -           1,171                   -             2,282                -            3,453
     Income taxes payable.....             -               -                   -             1,210                -            1,210
     Accrued Expenses.........             -          37,189                   -            15,165                -           52,354
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          84,217                   -            72,730                -          156,947
liabilities...................
TOTAL LONG TERM DEBT..........           854         572,167                   -                 -                -          573,021
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          39,475                 896            25,345                -           65,716
OTHER LONG-TERM
  LIABILITIES.................             -           2,784                   -               968                -            3,752
PREFERRED STOCK...............       166,387               -                   -                 -                -          166,387
INTERCOMPANY LOANS............       112,058               -             128,488            49,255         (289,801)               -
INVESTMENT IN
  SUBSIDIARIES................       120,626          76,567                   -                  -        (197,193)                -
STOCKHOLDERS' EQUITY..........      (399,925)       (120,626)            (67,549)           52,817          135,358         (399,925)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    654,584      $       61,835      $    201,115       $ (351,636)    $    565,898
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                        As of December 31, 2004
                                                            (000's omitted)

                                                                     USC May
                                                                                   USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $        927      $           -       $      6,181       $       -      $      7,108
     Accounts receivable......             -          50,115                   -            28,408                -           78,523
     Inventories..............             -          62,861                   -            42,406                -          105,267
     Deferred income taxes....             -           6,660                   -               865                -            7,525
     Other current assets.....             -           8,376                   -            22,435                -           30,811
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         128,939                   -           100,295                -          229,234
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         126,418                   -           100,604                -          227,022
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          22,867                   -               332                -           23,199
OTHER NON-CURRENT ASSETS......             -          36,715                   -            14,198                -           50,913
INTERCOMPANY
  ADVANCES....................             -         286,028                   -                 -         (286,028)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             64,954                 -          (64,954)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    628,351      $       64,954      $    215,429       $ (350,982)    $    557,752
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      3,965      $           -       $      5,480       $       -      $      9,445
     Accounts payable.........             -          41,716                   -            59,262                -          100,978
     Restructuring reserves...             -           1,947                   -             2,400                -            4,347
     Income taxes payable.....             -               -                   -               479                -              479
     Accrued Expenses.........             -          39,244                   -            16,318                -           55,562
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          86,872                   -            83,939                -          170,811
liabilities...................
TOTAL LONG TERM DEBT..........           854         549,697                   -                 -                -          550,551
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          41,652                 591            26,639                -           68,882
OTHER LONG-TERM
  LIABILITIES.................             -           2,782                   -               902                -            3,684
PREFERRED STOCK...............       162,253               -                   -                 -                -          162,253
INTERCOMPANY LOANS............       112,057               -             127,111            46,860         (286,028)               -
INVESTMENT IN
  SUBSIDIARIES................       123,265          70,613                   -                  -        (193,878)                -
STOCKHOLDERS' EQUITY..........      (398,429)       (123,265)            (62,748)           57,089          128,924         (398,429)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    628,351      $       64,954      $    215,429       $ (350,982)    $    557,752
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                                 U.S. CAN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005
                                                              (unaudited)
                                                             (000s omitted)

                                               U.S. Can        United          USC May
                                                                            Verpackungen      USC Europe / May
                                                             States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES.........$.....-.....   $(15,167)      $  (2,217)           $ (1,580)        $ (18,964)
                                                 -     -        ---------      ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (4,071)             -               (1,624)           (5,695)
  Proceeds from sale of property.......................-.....          -              -                  232               232
  Dividends from Formametal S.A........................-.....        646              -                    -               646
                                                       -        --------       ---------            --------         ---------
      Net cash used for investing activities...........-.....     (3,425)             -               (1,392)           (4,817)
                                                       -        --------       ---------            ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (3,774)          2,217               1,557                 -
  Net borrowings under revolving line of               -          23,200
    credit...................................................                         -                    -            23,200
  Payments of other long-term debt.....................-.....     (1,028)             -               (5,273)           (6,301)
  Borrowings of other debt.............................-.....        268              -                2,536             2,804
  Payments of debt financing costs.....................-.....         (5)             -                    -                (5)
                                                       -        ---------      ---------            --------         ----------
      Net cash (used for) provided by                  -          18,661
                                                 --------       ---------
financing
     activities..............................................                      2,217              (1,180)           19,698
                                                                               ----------           ----------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                  453               453
                                                       -        --------       ---------            --------         ---------
INCREASE (DECREASE) IN CASH AND                        -              69
  CASH EQUIVALENTS...........................................                         -               (3,699)           (3,630)
CASH AND CASH EQUIVALENTS, beginning of                -             927
                                                 --------       ---------
  period.....................................................                         -                6,181             7,108
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $    996       $      -             $  2,482         $   3,478
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
                                                             (000s omitted)

                                                                               USC May
                                                               United       Verpackungen      USC Europe / May
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES.........$.....-.....   $(11,648)      $  (2,250)           $ (2,793)        $ (16,691)
                                                 -     -        ---------      ---------            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (3,354)             -                 (365)           (3,719)
  Proceeds from sale of property.......................-.....      1,018              -                    -             1,018
  Dividends from Formametal S.A........................-.....        608              -                    -               608
                                                       -        --------       ---------            --------         ---------
      Net cash used for investing activities...........-.....     (1,728)             -                 (365)           (2,093)
                                                       -        --------       ---------            ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (1,268)          2,250                (982)                -
  Payments of other long-term debt.....................-.....       (602)             -                    -              (602)
  Borrowings of other debt.............................-.....          -              -                2,169             2,169
                                                       -        --------       ---------            ---------        ---------
      Net cash (used for) provided by                  -          (1,870)
                                                 --------       ----------
financing
     activities..............................................                      2,250               1,187             1,567
                                                                               ----------           ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                 (450)             (450)
                                                       -        --------       ---------            ---------        ----------
DECREASE IN CASH AND                                   -         (15,246)
  CASH EQUIVALENTS...........................................                         -               (2,421)          (17,667)
CASH AND CASH EQUIVALENTS, beginning of                -          16,854
                                                 --------       ---------
  period.....................................................                         -                6,110            22,964
                                                                               ---------            --------         ---------
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  1,608       $      -             $  3,689         $   5,297
                                                 =     =        =========      =========            ========         =========

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following  narrative  discusses  the  results  of  operations,  liquidity  and  capital  resources  for the  Company on a consolidated  basis.  This section should be read in conjunction  with the financial  statements  and footnotes  contained  within this report and the Corporation's  Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (see "Management's  Discussion and
Analysis of Financial Condition and Results of Operations" contained therein).

Use of Estimates; Critical Accounting Policies

         The  preparation of consolidated  financial  statements in conformity with  accounting  principles  generally  accepted in the
United  States  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities, disclosure  of  contingent  assets and  liabilities  at the date of the financial  statements  and the reported  amounts of revenue and expenses  during  the  reporting  period.  The  Company's  critical  accounting  policies  are  described  in Note  (2) to the  audited
Consolidated  Financial  Statements  contained  within the Company's  Annual Report on Form 10-K for the fiscal year ended December 31,
2004, as supplemented by Note (1) to these financial statements.

Results of Operations

         The following table presents the Company's Revenue and Gross Profit by segment for the first quarter of 2005 as compared to the first quarter of 2004.

                                         For the quarterly periods ended April 3, 2005 and April 4, 2004
                                   -----------------------------------------------------------------------------
                                              Revenue                   Gross Profit        Percentage to Sales
                                            (in 000's)                   (in 000's)
                                   -----------------------------------------------------------------------------
                                        2005           2004           2005          2004      2005      2004
                                   -----------------------------------------------------------------------------

Aerosol                               $ 105,122     $    92,155       $21,754      $ 14,447   20.7%     15.7%
International                            79,598          78,398         3,356         1,886    4.2%      2.4%
Paint, Plastic & General Line            36,625          33,426         4,391         3,422   12.0%     10.2%

Custom & Specialty                       9,100          9,488         2,498      (383)       27.5%   (4.0)%
                                   ----------------------------------------------------------
    Total                             $ 230,445     $   213,467      $ 31,999      $ 19,372   13.9%      9.1%
                                   ==========================================================

         Consolidated  net sales for the first quarter ended April 3, 2005 were $230.4 million  compared to $213.5 million in the first quarter of 2004, an increase of 8.0%.  Along  business  segment  lines,  Aerosol net sales for the first  quarter of 2005  increased to
$105.1  million from $92.2 million for the same period in 2004, a 14.1%  increase,  due to an increase in aerosol can prices  resulting from  increased  raw  material  costs that were passed on to  customers,  and changes in customer  and product mix ($10.9  million) and increased  unit volume ($2.0  million).  International  net sales  increased to $79.6  million for the first quarter of 2005 from $78.4 million  for the first  quarter of 2004,  an increase of $1.2  million or 1.5%.  The  increase  was due to the  positive  impact of the translation  of sales made in foreign  currencies  based upon using the same average U.S.  dollar  exchange  rates in effect during the first  quarter of 2004 ($3.6  million)  and the  positive  impact of a change in prices and  customer  and product  mix ($6.8  million)
partially  offset by a decrease in volume  ($9.2  million).  Paint,  Plastic & General Line net sales  increased  $3.2 million to $36.6 million  for the first  quarter of 2005 from $33.4  million for the first  quarter of 2004.  This  increase  was due to  increased  raw material costs in our paint and general line business ($3.2 million),  which were passed on to customers,  and increased  volume in our plastics  business ($0.8 million)  partially offset by the negative impact of decreased metal can volume ($0.8 million).  In the Custom
& Specialty  segment,  sales  decreased  4.1% from $9.5 million for the first  quarter of 2004 to $9.1 million for the first quarter of
2005, driven primarily by a decline in volume, partially offset by increased prices.

          ........Consolidated  gross  profit  increased  $12.6  million for the quarter  ended April 3, 2005 from the same  quarter in
2004.  Along business  segment lines,  Aerosol gross profit dollars  increased by $7.3 million and the percentage to sales increased to
20.7% versus 15.7% for the first  quarter of 2004.  The  increase in Aerosol  gross profit  dollars was due to an increase in volume in the first  quarter of 2005  versus the same  period of 2004 and  improved  pricing and product  and  customer  mix.  The  International segment gross profit  increased $1.5 million  versus the same period in 2004 and the  percentage to sales  increased to 4.2% from 2.4%.
The  increase in  International  gross profit was  primarily  due to  operational  efficiencies  and  improved  pricing and product and customer mix ($1.7 million)  partially  offset by decreased  International  volume ($0.2  million).  The Paint,  Plastic & General Line segment gross profit  increased $1.0 million  versus the same period in 2004. The percentage to net sales  increased from 10.2% in 2004 to 12.0% in 2005.  The  increase in dollars and  percentage  was due to improved  pricing and  customer  and product  mix. The Custom &
Specialty  segment  gross profit  increased to $2.5 million in the first quarter of 2005,  compared to a loss of ($0.3)  million in the first quarter of 2004. The increase was driven primarily by cost reduction  programs and operational  improvements  associated with the
2004 closing of the Company's New Castle, PA lithography and the Elgin, IL (Olive Can) Custom & Specialty plants.

         Selling,  general and  administrative  costs were $10.9 million or 4.7% of sales in the first quarter of 2005 compared to $9.8 million  or 4.6% of sales in the first  quarter of 2004.  The  increase  in  selling,  general  and  administrative  costs in the first quarter of 2005 primarily relates to severance payments to be made over time to Company executives.

         During the first quarter of 2005, the Company recorded  restructuring  charges of $0.5 million related to position elimination costs in Europe.  The position  eliminations  consisted of 12 employees  and include  eliminations  related to the  continuation  of an early  termination  program in one European facility and a product line  profitability  review program in our German food can business.
Total cash payments in the first quarter of 2005 were $1.2 million  (primarily  severance and facility shut down costs) and the Company anticipates  spending  another $6.5 million over the next several years.  The majority of these cash payments  relate to  restructuring programs  completed in previous years,  for which the Company has already realized the associated cost savings.  The remaining  reserve consists  primarily of employee  termination  benefits paid over time for approximately four salaried and 36 hourly employees and other ongoing facility exit costs.

         The table below presents the reserve  categories and related  activity as of and for the quarterly  period ended April 3, 2005
(in millions):

                               January 1,           Additions        Cash Payments             Other (b)       April 3, 2005
                              2005 Balance                                                                        Balance
                              ---------------    ---------------    -----------------    ----------------     --------------
   Employee Separation                  $3.2               $0.4              $(0.5)               $(0.1)            $3.0
   Facility Closing Costs                4.1                0.1               (0.7)                 -                3.5
                              ---------------    ---------------    -----------------    ----------------     --------------
                              ---------------    ---------------    -----------------    ----------------     --------------
   Total                                $7.3               $0.5              $(1.2)               $(0.1)            $6.5 (a)
                              ===============    ===============    =================    ================     ==============

(a)      Includes $3.1 million classified as other long-term liabilities as of April 3, 2005.
(b)      Non-cash foreign currency translation impact

         Interest  expense for the first quarter of 2005 increased 1.9%, or $0.2 million,  versus the same period of 2004. The increase is due primarily to higher interest rates and higher average  borrowings  during the period.  Bank financing fees for the first quarter of 2005 were $0.7 million as compared to $1.4 million for the first  quarter of 2004.  The  decrease in bank  financing  fees is due to lower fees and expenses  associated  with the Company's new Credit Facility  entered into in June 2004,  which are being amortized over the life of the applicable  borrowings,  versus the fees and expenses  previously  being  amortized in  conjunction  with the Company's former Senior Secured Credit Facility.

         Income tax expense  was $1.1  million for the first  quarter of 2005 versus  income tax expense of $0.3  million for the first quarter of 2004.  Prior to 2005,  the Company  recorded  valuation  allowances  as it could not conclude  that it was "more likely than not" that all of the deferred  tax assets of its domestic  operations  and certain of its foreign  operations  would be realized in the foreseeable  future.  Accordingly,  the  Company  did not record  income  taxes  related to the first  quarter of 2005 and 2004 for the applicable operations.

         Payment in kind  dividends of $4.1  million and $3.8 million on the  redeemable  preferred  stock were  recorded for the first quarters of 2005 and 2004, respectively.

Liquidity and Capital Resources

         During the first quarter of 2005,  liquidity needs were met through cash on hand and borrowings under the Company's  revolving line of credit.  Principal  liquidity  needs included  operating  costs,  working capital and capital  expenditures.  Cash flow used by operations  was $19.0  million for the  quarterly  period ended April 3, 2005  compared to cash used of $16.7 million for the quarterly period ended April 4, 2004.  The increased use of cash by operations is due primarily to increases in working capital.

         During 2004, many domestic and foreign steel suppliers  began  experiencing  increased raw material costs which they passed on to their customers,  including the Company.  The price increases took the form of surcharges and base prices  increases.  The Company's steel suppliers have announced price  increases for 2005 for as much as 26%. This is in addition to significant  increases  received in fiscal year 2004. Many of our domestic and some of our  international  multi-year  supply  agreements  with our customers  permit us to pass through  tin-plate price  increases and, in some cases,  other raw material  costs.  In response to the  unprecedented  steel cost increases,  the Company  increased its selling prices during 2004 and has implemented  significant price increases in 2005. The Company has generally  been  successful  in passing  along the majority of the steel cost  increases to our  customers.  However,  future steel surcharges  or base price  increases  could  occur and the Company  cannot  predict  with  certainty  its ability to pass along  future increases to customers or how its  customers or  competitors  will respond to such  increases.  Additionally,  customer  contracts  may limit pass-throughs and also may require us to match other competitive bids.

         Net cash used for  investing  activities  was $4.8  million  for the first  quarter of 2005  compared to net cash used of $2.1 million for the first quarter of 2004.  First quarter 2005  investing  activities  include  capital  spending of $5.7 million offset by proceeds  received from the sale of property of $0.2 million and dividends  from  Formametal  S.A. of $0.6 million.  Proceeds  received from the sale of  property  during the first  quarter  of 2004 are  composed  of the  payment  received  for the March 2004 sale of the
Company's closed Dallas, Texas facility.

         Net cash provided by financing  activities  in the first  quarter of 2005 was $19.7  million  versus net cash provided of $1.6 million for the same period in 2004.  The primary first  quarter 2005 sources of cash were  borrowings  under the  Company's  revolving line  of  credit  and  short-term  borrowings  by a  number  of the  Company's  European  facilities,  both  to  fund  working  capital requirements.

         At April 3, 2005,  $23.2 million was  outstanding  under the $65.0  million  revolving  loan portion of the  Company's  Credit
Facility.  Letters of credit of $15.5  million were also  outstanding  securing  the  Company's  obligations  under  various  insurance programs and other contractual agreements.  In addition, the Company had $3.5 million of cash and cash equivalents at quarter end.

         The  Credit  Facility,  the 10 7/8%  Senior  Secured  Notes  and the 12 3/8%  Senior  Subordinated  Notes  contain a number of financial and restrictive  covenants.  Under our Credit Facility,  the Company is required to meet certain  financial tests,  including achievement of a minimum  interest  coverage  ratio, a maximum  leverage  ratio, a maximum first lien leverage ratio and maximum annual capital  expenditures.  The  restrictive  covenants  limit the Company's  ability to incur debt,  pay dividends or make  distributions, repurchase  debt and to make certain loans,  investments or  acquisitions.  As of April 3, 2005, the Company was in compliance with all of the required financial ratios and other covenants under the aforementioned facilities.

         At existing levels of operations,  cash from operations  together with amounts to be drawn from the revolving credit facility, are expected to be adequate to meet  anticipated  debt service  requirements,  restructuring  costs,  capital  expenditures and working capital needs. Future operating  performance,  unexpected capital  expenditures,  investments,  acquisitions and the ability to service or refinance  the notes,  to service,  extend or refinance the Credit  Facility and to redeem or refinance our preferred  stock will be subject to future economic conditions and to financial, business and other factors, many of which are beyond management's control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management does not believe the Company's exposure to market risk has significantly changed since year-end 2004.

Item 4. Controls and Procedures

         As of April 3, 2005, the Company's  management,  with the participation of the Company's Chief Executive Officer and principal financial  officer,  evaluated the effectiveness of the design and operations of the Company's  disclosure  controls and procedures (as defined in Rule 13a-15(e)  under the Securities  Exchange Act of 1934, as amended).  Based upon that  evaluation,  the Chief  Executive
Officer and principal  financial officer  concluded,  as of April 3, 2005, that the Company's  disclosure  controls and procedures were effective for recording,  processing,  summarizing and reporting the information the Company  discloses in the reports that the Company files with the Commission.

         Except as set forth below,  during the quarter  ended April 3, 2005,  there was no change in the Company's  internal  controls over financial  reporting that materially  affected,  or was reasonably likely to materially  affect,  the Company's  internal controls over financial reporting.

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

         In  connection  with the  Restatement  process  and the  inquiry  by the Audit  Committee,  the  Company  has  carried  out an evaluation,  under the supervision and with the participation of its Chief Executive Officer and principal  financial  officer,  of the effectiveness  of the design and  operation of the  Company's  disclosure  controls and  procedures,  including an  evaluation  of such controls  and  procedures  at a number of its other  facilities,  and has  concluded  that the controls  and  procedures  at such other facilities, and at the Company's corporate headquarters, are superior to those that existed at its Laon, France facility.

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

|X|      In December  2004,  the Company  hired a new Finance  Director for its Laon,  France  facility.  The Company has also provided additional training and has hired international corporate resources.
|X|      The Company is in the process of selecting a consulting  firm to provide  internal  audit  services to the Company's  European operations.
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

         Local No. 24M of the Graphics  Communications  International Union, the union representing  employees at the Company's Weirton facility,  filed an  arbitration  case  challenging  the  Company's  decision  to modify its health care plan for  retirees.  The Union contended  that the Company had an  obligation  to bargain  over plan changes and that it failed to do so. The Company  contended  that the matter was not  arbitrable,  that it only had an  obligation  to bargain with the Union  regarding  benefits  for active  employees represented  by the Union,  and that it had no  obligation  to bargain  with regard to retiree  benefits.  On December  22,  2004,  the arbitrator  issued a decision  finding  that the dispute was  arbitrable,  that the Company  was  obligated  to bargain  with the Union regarding  benefits for retirees,  that the Company  violated its duty to bargain by unilaterally  modifying the health care plan as to retirees  and that  benefits  under the health care plan are vested as to  retirees.  On March 16,  2005,  the Company  filed a lawsuit appealing the arbitration decision.  The Union has not yet responded.

Item 5. Other Information

         During April 2005,  the Company  entered  into a  resignation  agreement  with Thomas A.  Scrimo.  A copy of the  agreement is attached as Exhibit 10.39 to this report.

Item 6. Exhibits
(a)      Exhibits
10.39    Resignation Agreement and General Release between United States Can Company and Thomas A. Scrimo dated April 24, 2005.

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

                                                                               U.S. CAN CORPORATION

Date:  May 18, 2005                                                            By:   /S/ ROBERT L. BURKHARDT
                                                                                     -----------------------

                                                                                    Vice President and Controller
                                                                                     (Duly authorized officer and principal financial
                                                                                    officer)