Form 10-Q
period 2005-07-03
US CAN CORP
filed 2005-08-16
CIK 895726

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
                                            THE SECURITIES EXCHANGE ACT OF 1934
                                        For the Quarterly Period Ended July 3, 2005

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

                                                       Yes |_| No |X|

         As of August 15, 2005, 53,333.333 shares of Common Stock were outstanding.

===========================================================================================================================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES

                                                         FORM 10-Q

                                        FOR THE QUARTERLY PERIOD ENDED JULY 3, 2005

                                                     TABLE OF CONTENTS

                                                                                                                    Page

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the Three and Six Months Ended
                 July 3, 2005 and July 4, 2004 ...................................................................     3

                 Consolidated Balance Sheets as of July 3, 2005 and December 31, 2004.............................     4

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 July 3, 2005 and July 4, 2004 ...................................................................     5

                 Notes to Consolidated Financial Statements.......................................................     6

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

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (000's omitted)

                                                                       For The                           For The
                                                                  Three Months Ended                Six Months Ended
                                                           --------------------------------- --------------------------------
                                                            July 3, 2005                      July 3, 2005
                                                                              July 4, 2004                     July 4, 2004
                                                           ----------------  --------------- ---------------  ---------------
                                                                                      (Unaudited)
Net Sales                                                    $   230,407       $   211,809     $   460,852      $   425,276
Cost of Sales                                                    207,173           192,901         405,619          386,996
     Gross Profit                                                 23,234            18,908          55,233           38,280
Selling, General and Administrative Expenses                       9,479            10,439          20,387           20,243
Special Charges                                                    1,517               922           2,030            1,404
Other (Income) Expense                                               (25)                2            (192)            (378)
Interest Expense                                                  13,913            12,865          26,853           25,582
Bank Financing Fees                                                  731             1,218           1,460            2,596
Loss from Early Extinguishment of Debt                                 -             5,508               -            5,508
     Income (Loss) Before Income Taxes                            (2,381)          (12,046)          4,695          (16,675)
Provision (Benefit) for Income Taxes                                 586            (2,256)          1,676           (1,924)

Net Income (Loss)                                                 (2,967)           (9,790)          3,019          (14,751)
Preferred Stock Dividend Requirement                              (4,148)           (3,760)         (8,282)          (7,584)
Net Loss Attributable to Common Stockholders                 $    (7,115)      $   (13,550)    $    (5,263)     $   (22,335)

                               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                          (000's omitted, except per share data)

                                                                                    July 3,         December 31,
                                    ASSETS                                           2005               2004
                                                                                ----------------  -----------------
CURRENT ASSETS:                                                                            (Unaudited)
      Cash and cash equivalents                                                   $       2,573     $        7,108
      Accounts receivable, net of allowances                                             99,150             78,523
      Inventories                                                                       102,140            105,267

         Deferred income taxes                                                  6,573             7,525
      Other current assets                                                               25,829             30,811
                                                                                ----------------  -----------------
          Total current assets                                                          236,265            229,234

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                                                         209,978            227,022

GOODWILL                                                                                 27,384             27,384

DEFERRED INCOME TAXES                                                                    23,160             23,199

OTHER NON-CURRENT ASSETS                                                                 47,430             50,913
                                                                                ----------------  -----------------
          Total assets                                                            $     544,217     $      557,752
                                                                                ================  =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt and capital lease obligations          $       6,157     $        9,445
      Accounts payable                                                                   87,980            100,978
      Accrued expenses                                                                   62,049             55,562
      Restructuring reserves                                                              3,449              4,347
      Income taxes payable                                                                1,591                479
                                                                                ----------------  -----------------
          Total current liabilities                                                     161,226            170,811

LONG TERM DEBT                                                                          558,658            550,551

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE
   BENEFIT PLANS                                                                         63,922             68,882

OTHER LONG-TERM LIABILITIES                                                               3,618              3,684
                                                                                ----------------  -----------------

          Total liabilities                                                             787,424            793,928

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized,
   106,667 shares issued & outstanding                                                  170,536            162,253

STOCKHOLDERS' EQUITY:
      Common stock, $10.00 par value, 100,000 shares authorized,
        53,333 shares issued & outstanding                                                  533                533
      Additional paid in capital                                                         52,800             52,800
      Accumulated other comprehensive loss                                              (29,089)           (19,038)
      Accumulated deficit                                                              (437,987)          (432,724)
                                                                                ----------------  -----------------
          Total stockholders' equity / (deficit)                                       (413,743)          (398,429)
                                                                                ----------------  -----------------
              Total liabilities and stockholders' equity                          $     544,217     $      557,752
                                                                                ================  =================

                              The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (000's omitted)

                                                                                            For the Six Months Ended
                                                                                       July 3, 2005         July 4, 2004
                                                                                     ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (Unaudited)
  Net income (loss)                                                                      $     3,019         $   (14,751)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
      Depreciation and amortization                                                           19,715              22,146
      Special charges                                                                          2,030               1,404
      Loss from early extinguishment of debt                                                      -                5,508
      Deferred income taxes                                                                       -               (3,168)
  Change in operating assets and liabilities:
      Accounts receivable                                                                    (24,397)            (14,210)
      Inventories                                                                             (1,641)             (5,676)
      Accounts payable                                                                        (6,653)                409
      Accrued expenses                                                                         3,973                 621
      Other assets                                                                             3,938               2,814
      Other liabilities                                                                         (529)               (615)
          Net cash used in operating activities                                                 (545)             (5,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                       (10,754)             (7,453)
  Proceeds from sale of property                                                                 352               1,076
  Dividends from Formametal S.A.                                                                 669                 608
          Net cash used in investing activities                                               (9,733)             (5,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Term B loan                                                                       -              250,000
  Net borrowings (payments) under the revolving line of credit                                 9,700             (42,100)
   Payments of Tranche A loan                                                                      -             (38,706)
   Payments of Tranche B loan                                                                 (1,250)           (130,175)
   Payments of Tranche C loan                                                                      -             (20,000)
   Borrowings of other long-term debt                                                            268               3,656
  Payments of other long-term debt, including capital lease obligations                       (3,437)            (18,136)
  Payment of debt financing costs                                                                (57)             (5,485)
          Net cash provided by (used in) financing activities                                  5,224                (946)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          519                (614)

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (4,535)            (12,847)

CASH AND CASH EQUIVALENTS, beginning of year                                                   7,108              22,964

CASH AND CASH EQUIVALENTS, end of period                                                 $     2,573         $    10,117

                              The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            U.S. CAN CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JULY 3, 2005
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

         In accordance  with Statement of Financial  Accounting  Standards  ("SFAS") No. 148  "Accounting  for  Stock-Based
Compensation - Transition and  Disclosure",  the following  table presents (in thousands) what the Company's net loss would have been had the Company  determined  compensation  costs using the fair value-based  accounting  method for the three and six months ended July 3, 2005 and July 4, 2004.

                                               Three Months Ended                      Six Months Ended
                                      -------------------------------------- --------------------------------------

                                         July 3, 2005       July 4, 2004         July 3, 2005      July 4, 2004
                                      -------------------------------------- --------------------------------------

Net Income (Loss)......................$....               $                  $                   $
                                      (2,967)             (9,790)            3,019               (14,751)

Stock-Based Compensation Cost,
   net of tax - fair value method.....(22)..              (26)               (45)                             (56)
                                      -------------------------------------- --------------------------------------

   Pro-Forma Net Income (Loss)...........$..                $                    $                  $
                                        (2,989)            (9,816)           2,974                 (14,807)
                                        ================== ===========================================================

         In  December  2004,  the  Financial  Accounting  Standards  Board  ("FASB")  issued SFAS No. 123  (revised  2004),
"Share-Based  Payment",  which  replaces SFAS No. 123 and supersedes  APB Opinion No. 25,  "Accounting  for Stock Issued to
Employees." SFAS No. 123R requires all share-based  payments to employees,  including grants of employee stock options,  be recognized in the financial  statements  based on their fair values  beginning with the first interim period after June 15,
2005. In April 2005, the United States  Securities and Exchange  Commission  extended the  implementation  timing  required under SFAS No. 123R to the  beginning of a  registrant's  next fiscal year,  which is January 1, 2006 for the Company.  The
Company is currently  evaluating  the  requirements  of SFAS No. 123R and has not yet  determined the method of adoption it will use.  However,  based on the Company's  current  level of annual option grants and the number of unvested  options the
Company had  outstanding  at the end of the second  quarter of 2005,  the Company  does not expect the adoption of SFAS No.
123R to have a material impact on its financial position or results of operations.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest of  approximately  $26.9 million and $27.9 million for the six months ended July 3, 2005 and July 4, 2004,  respectively.  The Company  paid $0.2  million in income taxes for the six months ended July 3, 2005 and
$0.7 million for the six months ended July 4, 2004.

(3) SPECIAL CHARGES

2005

         During the first six months of 2005, the Company recorded  restructuring  charges of $2.0 million.  A $0.5 million charge was  recorded in the first  quarter of 2005 and a $1.5 million  charge was  recorded in the second  quarter of 2005.
During the first quarter of 2005, the Company recorded charges for position  elimination  costs related to the continuation of an early  termination  program in one European  facility and a product line  profitability  review program in our German food can business.  The second quarter charges were for European  headquarters  position  elimination costs ($1.0 million), as well as a  reassessment  of  previously  recorded  reserves for ongoing  facility  costs related to our closed Olive Can
Custom &  Specialty  plant  ($0.5)  million.  Total  cash  payments  in the  first six  months  of 2005  were $2.6  million
(primarily  severance  and facility  shut down costs) and the Company  anticipates  spending  another $6.4 million over the next  several  years.  The  remaining  reserve  consists  primarily  of employee  termination  benefits  paid over time for approximately four salaried and 34 hourly employees and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of July 3, 2005:

                               January 1,           Additions        Cash Payments             Other (b)       July 3, 2005
                              2005 Balance                                                                        Balance
                              --------------    ---------------
                              ---------------    ---------------    -----------------    ----------------     --------------
   Employee Separation                  $3.2               $1.4              $(1.3)               $(0.3)            $3.0
   Facility Closing Costs                4.1                0.6               (1.3)                 -                3.4
                              ---------------    ---------------    -----------------    ----------------     --------------
                              ---------------    ---------------    -----------------    ----------------     --------------
   Total                                $7.3               $2.0              $(2.6)               $(0.3)            $6.4 (a)
                              ===============    ===============    =================    ================     ==============
                              ==============    =============

(a)      Includes $3.0 million classified as other long-term liabilities as of July 3, 2005.
(b)      Non-cash foreign currency translation impact.

2004

         During the first six months of 2004, the Company recorded  restructuring  charges of $1.4 million. $0.5 million of the charges  were  recorded in the first  quarter of 2004 and a $0.9 million  charge was recorded in the second  quarter of
2004 related to position  elimination  costs in Europe.  The position  eliminations  consisted of 41 employees  and include eliminations  related to an early  termination  program in one European  facility and a product line  profitability  review program in the Company's  German food can business,  which resulted in the Company idling certain of its production  lines.
Total cash  payments  during the first six months of 2004 were $2.5 million  (primarily  severance  and facility  shut down costs) and the Company  anticipated  spending  another  $6.8 million over the next several  years.  The  remaining  reserve consisted  primarily  of  employee  termination  benefits  paid  over time for  approximately  six  salaried  and 48 hourly employees and other ongoing facility exit costs.

         The table below presents the reserve categories and related activity as of July 4, 2004:

                           January 1, 2004          Net              Cash                  July 4,
                               Balance           Additions         Payments              2004 Balance
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Employee Separation                  $4.3                $1.4           $(1.9)                  $3.8
Facility Closing Costs                3.6                 -              (0.6)                   3.0
                           -----------------    -------------    -------------       --------------------
                           -----------------    -------------    -------------       --------------------
Total                                $7.9                $1.4           $(2.5)                  $6.8 (a)
                           =================    =============    =============       ====================
                                   ================    ==============      =================

(a)      Includes $4.4 million classified as other long-term liabilities as of July 4, 2004.

(4) INVENTORIES

         Inventories reported in the accompanying balance sheets are classified as follows (000's omitted):

                                                                                           July 3,         December 31,
                                                                                            2005               2004
         Raw materials........................................................      $          31,623    $        35,849
         Work in process......................................................                 37,253             38,758
         Finished goods.......................................................                 33,264             30,660
                                                                                    $         102,140    $       105,267

(5) COMPREHENSIVE NET LOSS

         The components of accumulated other comprehensive loss are as follows (000's omitted):

                                                                                          July 3,         December 31,
                                                                                            2005              2004
         Foreign Currency Translation Adjustment ...................................        $(11,055)              $220
         Minimum Pension Liability Adjustment.......................................         (18,034)           (19,258)
         Total Accumulated Other Comprehensive Loss.................................           $(29,089)       $(19,038)

         The  components  of  comprehensive  loss for the three and six  months  ended July 3, 2005 and July 4, 2004 are as follows (000's omitted):
                                                                  Three Months Ended                 Six Months Ended
                                                                 July 3,        July 4,          July 3,           July 4,
                                                                  2005           2004             2005              2004
  Net Income (Loss).........................................    $ (2,967)      $ (9,790)        $  3,019          $(14,751)
  Foreign Currency Translation Adjustment.......................  (6,703)            59          (10,051)           (1,375)
  Comprehensive Loss .......................................    $ (9,670)      $ (9,731)        $ (7,032)         $(16,126)

(6) BENEFIT PLANS

         The Company maintains separate  noncontributory  defined benefit and defined  contribution  pension plans covering most domestic  hourly  employees and all domestic  salaried  personnel,  respectively.  It is the Company's  policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.

         The net  periodic  pension  cost was as follows for the three months and six months ended July 3, 2005 and July 4,
2004, respectively (000's omitted):

U.S.
                                             For the Three Months Ended                For the Six Months Ended
                                          July 3, 2005        July 4, 2004         July 3, 2005       July 4, 2004
                                        ------------------  ------------------   ----------------- --------------------

  ervice cost.........................          $                   $                                       $
 S                                             321                 252                 $ 642               504
  nterest cost........................
 I                                             716                 686                1,432               1,372
  eturn on assets.....................
 R                                            (729)               (678)              (1,458)             (1,356)
  ecognized loss......................
 R                                             51                   5                  102                 10
  ecognized prior service cost........
 R                                             141                 122                       282           244
                                        ------------------  ------------------   ----------------- --------------------

                                                $                   $                                       $
Net periodic pension cost............          500                 387                $ 1,000              774
                                        ==================  ==================   ================= ====================

Non-U.S.
                                             For the Three Months Ended                For the Six Months Ended
                                          July 3, 2005        July 4, 2004         July 3, 2005       July 4, 2004
                                        ------------------  ------------------   ----------------- --------------------

  ervice cost.........................          $                   $                                       $
 S                                             105                 88                  $ 196               177
  nterest cost........................
 I                                            1,079               1,129                    2,206          2,259
  eturn on assets.....................
 R                                            (893)               (864)                   (1,843)        (1,727)
  ecognized loss......................
 R                                             150                 208                 310                 415
                                        ------------------  ------------------   ----------------- --------------------

                                                $                   $                                       $
Net periodic pension cost............          441                 561                 $ 869              1,124
                                        ==================  ==================   ================= ====================

         The Company provides health and life insurance  benefits for certain domestic retired employees in connection with collective bargaining agreements.

         Net periodic  postretirement  benefit  costs for the  Company's  U.S.  postretirement  benefit plans for the three months and six  months  ended  July 3, 2005 and July 4,  2004,  respectively,  included  the  following  components  (000's omitted):

U.S.
                                            For the Three Months Ended                 For the Six Months Ended
                                         July 3, 2005        July 4, 2004         July 3, 2005       July 4, 2004
                                       ------------------  ------------------    ---------------- --------------------

  ervice cost                                  $                   $                    $                  $
 S                                            98                  87                   196                174
  nterest cost
 I                                            373                 351                  746                702
  ecognized loss
 R                                            80                  48                   160                96
  ecognized prior service cost
 R                                           (213)               (226)                (426)              (452)
                                       ------------------  ------------------    ---------------- --------------------

                                               $                   $                    $                  $
Net periodic pension cost                     338                 260                  676                520
                                       ==================  ==================    ================ ====================

         The Company made $0.3 million in  contributions  to its U.S. based pension plan and $0.5 million of  contributions to its non-U.S.  based  pension  plans in the second  quarter of 2005.  The Company  previously  disclosed in its financial statements  for the year ended  December  31, 2004 that it expected to  contribute  approximately  $1.4 million to its U.S.
based  pension plan in 2005.  For the six months ended July 3, 2005,  $0.6 million of  contributions  have been made to the
Company's U.S. based pension plan.  The Company presently  anticipates  contributing an additional $0.8 million to fund its pension plan in 2005 for a total of  approximately  $1.4  million.  For the six months ended July 3, 2005,  $0.9 million of contributions  have been made to the Company's  non-U.S.  based pension  plans.  The Company does not  anticipate  its 2005 contributions  to any of its plans to be  significantly  different  from the amount  previously  disclosed in the Company's consolidated financial statements for the year ended December 31, 2004.

         The Company made payments  under its  postretirement  benefit plan of $0.7 million in the first six months of 2005 and $0.5  million  in the  second  quarter  of  2005.  The  Company  does  not  anticipate  its  2005  payments  under  its postretirement  benefit  plan  to be  significantly  different  from  the  amount  previously  disclosed  in the  Company's consolidated financial statements for the year ended December 31, 2004.

 (7) BUSINESS SEGMENTS

         Management  monitors and evaluates  performance,  customer base and market share for four business  segments.  The
Aerosol segment primarily produces steel aerosol  containers in the U.S. for personal care,  household,  automotive,  paint and industrial  products.  The International  segment produces aerosol cans as well as steel food packaging in Europe.  The
Paint,  Plastic & General Line segment  produces round cans in the U.S. for paint and coatings,  oblong cans for items such as lighter fluid and turpentine as well as plastic  containers for paint and industrial and consumer  products.  The Custom
& Specialty  segment  produces a wide array of functional  and decorative  tins,  containers and other products in the U.S.
The Company notes that financial  information  used to produce its financial  statements is not recorded or reconciled on a product line basis, therefore it is not practicable for the Company to disclose revenues by product line.

         The  following is a summary of revenues from external  customers and income (loss) from  operations  for the three and six month periods ended July 3, 2005 and July 4, 2004, respectively (000's omitted):

                                                                  Three Months Ended                 Six Months Ended

                                                            July 3,         July 4,                July 3,              July 4,
                                                                    2005            2004            2005              2004
  REVENUES FROM EXTERNAL CUSTOMERS:
  Aerosol...................................................      $107,449         $94,173        $212,571          $186,328
  International.............................................        73,582          70,522         153,180           148,920
  Paint, Plastic & General Line.............................        41,443          37,199          78,068            70,625
  Custom & Specialty........................................         7,933           9,915          17,033            19,403
  Total revenues............................................      $230,407        $211,809        $460,852          $425,276

  INCOME (LOSS) BEFORE INCOME TAXES:
  Aerosol...................................................       $16,598         $14,765         $38,352           $29,210
  International.............................................        (1,223)         (2,676)           (720)           (4,246)
  Paint, Plastic & General Line.............................         3,499           4,072           7,890             7,492
  Custom & Specialty........................................         1,274            (482)          3,772              (865)
  Total Segment Income From Operations......................        20,148          15,679          49,294            31,591
  Unallocated Selling, General & Administrative Expenses            (6,393)         (7,210)        (14,448)          (13,554)
  (a)
  Special Charges (b).......................................        (1,517)           (922)         (2,030)           (1,404)
  Other Income (Expense) (c)................................            25              (2)            192               378
  Interest Expense..........................................       (13,913)        (12,865)        (26,853)          (25,582)
  Bank Financing Fees.......................................          (731)         (1,218)         (1,460)           (2,596)
  Loss from Early Extinguishment of Debt....................            -           (5,508)             -             (5,508)
                                                                                                                    $(16,675)
  Loss Before Income Taxes                                         $(2,381)       $(12,046)         $4,695

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

 (8) COMMITMENTS AND CONTINGENCIES

Environmental

         United States Can has been named as a potentially  responsible party for costs incurred in the clean-up of the San
Leandro Plume, a regional  groundwater plume partially extending  underneath United Sates Can's former site in San Leandro,
California  and at the M&J  Solvents  site in Georgia.  When the Company  acquired  the San  Leandro  facility,  it assumed certain  liabilities  subject to  indemnification  by the former  owner / operator  for claims  made on or before  December
1986. The former owner / operator  tendered its  obligations  under the remedial  action order to the Company.  The Company accepted the tender with  reservation of any legal rights it may have to seek  contribution or  reimbursement.  The Company is a party to an indemnity  agreement  related to this matter with the current  owner of the  property,  who  purchased the property from the Company.  In its 1994 agreement  with the current  owner,  the Company agreed to defend and indemnify the current owner and its successors and assigns for any claims,  including  investigative or remedial action,  required by any governmental  agency  that  regulates  hazardous  substances.  Neither  the  agreement  with the former  owner nor with the current  operator  contains any caps or limits.  Extensive soil and  groundwater  investigative  work has been performed on the San Leandro Plume,  including at the San Leandro site. Currently,  the State of California is overseeing remediation at an offsite  source of  contamination  of the San Leandro Plume.  Periodically,  the State of California  conducts  regional sampling to monitor the efficacy of the  remediation.  The Company,  along with other PRPs,  participated  in a coordinated sampling event in 1999. In November 2002, as part of a larger sampling  scheme,  the State of California  requested that we sample  existing  monitoring  wells at the San  Leandro  property.  The  Company  completed a round of sampling in December
2002. The 2002 sampling results  generally show that the  concentration  of contamination is declining,  which we view as a positive  development.  While the State has not yet commented on either the 1999 or the 2002 sampling  results,  we believe that the source of  contamination is unrelated to our past operations.  The Company  receives  quarterly  invoices from the
State of  California  for its  oversight  work and for the  regional  sampling.  At this  time,  the  Company  is unable to estimate  reasonably  possible  losses  related to the San  Leandro  site or to the San Leandro  Plume,  but  believes  the sampling  supports  its  position  that the  groundwater  contamination  in the San Leandro  Plume is unrelated to its past operation.  To date,  the Company has not been  required to implement  any remedial  action at the San Leandro  site.  With regard to M & J Solvents,  over 1,000  contributors to the site have been identified.  The initial compliance status report has not been  finalized  and thus,  the nature,  extent and source of  contamination  is  unknown.  On July 13,  2005,  the
Company,  along with other PRPs,  received a letter from the State of Georgia  requiring  the  submission  of a  compliance status  report and  corrective  action  plan for the site by  December  31,  2005.  The  Company,  along  with other  PRPs, participates in a voluntary group that will prepare the required report and plan.

Legal
         The Company is involved in litigation  from time to time in the ordinary  course of our business.  In our opinion, the litigation is not material to our financial condition or results of operations.

         Local No.  24M of the  Graphics  Communications  International  Union,  the union  representing  employees  at the
Company's  Weirton  facility,  filed an arbitration case challenging the Company's  decision to modify its health care plan for  retirees.  The Union  contended  that the Company had an obligation to bargain over plan changes and that it failed to do so. The  Company  contended  that the matter was not  arbitrable,  that it only had an  obligation  to bargain  with the
Union  regarding  benefits for active  employees  represented  by the Union,  and that it had no obligation to bargain with regard to retiree  benefits.  On  December  22,  2004,  the  arbitrator  issued a decision  finding  that the  dispute  was arbitrable,  that the Company was obligated to bargain with the Union  regarding  benefits for  retirees,  that the Company violated its duty to bargain by  unilaterally  modifying  the health care plan as to retirees and that  benefits  under the health care plan are vested as to retirees.  On March 16,  2005,  the Company  filed a lawsuit  appealing  the  arbitration decision.  The Union filed an answer to the  complaint  seeking  enforcement  of the  arbitrator's  decision.  Because this matter  will be  determined  on the  arbitration  record,  the  court  set a  briefing  schedule  for the  parties  to file cross-motions  for summary  judgment.  Opening  briefs are due on August 8, 2005 and the reply briefs are due  September 8,
2005.  Trial currently is set for January 2006.

(9) SUBSIDIARY GUARANTOR INFORMATION

         The  following  presents  the  condensed  consolidating  financial  data for U.S.  Can  Corporation  (the  "Parent
Guarantor"),  United States Can Company (the "Issuer"),  USC May Verpackungen  Holding Inc.  (the "Subsidiary  Guarantor"),
and the Issuer's European subsidiaries,  including May Verpackungen GmbH & Co., KG (the "Non-Guarantor  Subsidiaries"),  as
of July 3,  2005 and  December  31,  2004 and for the six  months  ended  July 3, 2005 and  July 4,  2004.  Investments  in subsidiaries  are accounted for by the Parent  Guarantor,  the Issuer and the Subsidiary  Guarantor under the equity method for purposes of the supplemental consolidating  presentation.  Earnings of subsidiaries are, therefore,  reflected in their parent's investment  accounts and earnings.  This consolidating  information  reflects the guarantors and non-guarantors of the 10 7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.

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

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                           FOR THE SIX MONTHS ENDED JULY 3, 2005
                                                        (unaudited)
                                                      (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 307,672        $      -           $ 153,180           $    -      $ 460,852
COST OF SALES..................             -        257,656               -             147,963                -        405,619
     Gross profit..............             -         50,016               -               5,217                -         55,233
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -         14,450                -              5,937                -         20,387
SPECIAL CHARGES................             -            558                -              1,472                -          2,030

OTHER INCOME...................             -   -                           -               (192)               -           (192)
INTEREST (INCOME) EXPENSE......             -         23,856            3,258               (261)               -         26,853
BANK FINANCING FEES............             -          1,460                -                 -                 -          1,460
EQUITY INCOME (LOSS)
  FROM SUBSIDIARIES ...........          3,019        (6,673)           1,000                 -              2,654            -
     Income (loss) before income
taxes                                    3,019         3,019           (2,258)            (1,739)            2,654  4,695
PROVISION FOR
  INCOME TAXES.................             -              -              154              1,522                -   1,676

NET INCOME (LOSS)..............          3,019         3,019           (2,412)            (3,261)            2,654  3,019

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (8,282)           -                 -                 -                 -   (8,282)

NET INCOME (LOSS) ATTRIBUTABLE TO                                                                                      $
 COMMON STOCKHOLDERS...........        $(5,263)    $   3,019        $  (2,412)         $  (3,261)          $ 2,654  (5,263)

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                           FOR THE SIX MONTHS ENDED JULY 4, 2004
                                                        (unaudited)
                                                      (000's omitted)

                                                                    USC May        USC Europe/ May
                                                   United        Verpackungen     Verpackungen GmbH
                                    U.S. Can     States Can        Holding            & Co., KG                       U.S. Can
                                   Corporation    Company         (Guarantor       (Non-Guarantor                   Corporation
                                    (Parent)      (Issuer)      Subsidiaries)       Subsidiaries)     Eliminations  Consolidated
                                   ------------ -------------  ----------------- -------------------- ------------- -------------

NET SALES......................        $    -      $ 276,356        $      -           $ 148,920           $    -      $ 425,276
COST OF SALES..................             -        240,514               -             146,482                -        386,996
     Gross profit..............             -         35,842               -               2,438                -         38,280
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.......             -         13,555                -              6,688                -         20,243
SPECIAL CHARGES................             -             -                 -              1,404                -          1,404
OTHER INCOME...................             -           (224)               -               (154)               -           (378)
INTEREST EXPENSE...............             -         22,025            2,706                851                -         25,582
BANK FINANCING FEES............             -          2,384                -                212                -          2,596
LOSS FROM EARLY EXTINGUISHMENT OF
  DEBT.........................             -          5,508                -                 -                 -          5,508
EQUITY LOSS
  FROM SUBSIDIARIES ...........        (14,751)      (10,042)          (1,816)                -             26,609            -

     Loss before income taxes          (14,751)      (17,448)          (4,522)            (6,563)           26,609  (16,675)
PROVISION FOR
  INCOME TAXES.................             -         (2,697)               -                773                -   (1,924)

NET LOSS.......................        (14,751)      (14,751)          (4,522)            (7,336)           26,609  (14,751)

PREFERRED STOCK DIVIDEND
  REQUIREMENT..................         (7,584)           -                -                  -                 -   (7,584)

NET LOSS ATTRIBUTABLE TO COMMON                )                                                                       $
 STOCKHOLDERS..................        $(22,335    $ (14,751)       $  (4,522)         $  (7,336)          $26,609  (22,335)

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                    AS OF JULY 3, 2005
                                                        (unaudited)
                                                      (000s omitted)

                                                                     USC May       USC Europe/ May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $        274      $           -       $      2,299       $       -      $      2,573
     Accounts receivable......             -          69,335                   -            29,815                -           99,150
     Inventories..............             -          65,751                   -            36,389                -          102,140
     Deferred income taxes....             -           6,573                   -                 -                -            6,573
     Other current assets.....             -           8,041                   -            17,788                -           25,829
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         149,974                   -            86,291                -          236,265
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         122,720                   -            87,258                -          209,978
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          22,867                   -               293                -           23,160
OTHER NON-CURRENT ASSETS......             -          35,245                   -            12,185                -           47,430
INTERCOMPANY
  ADVANCES....................             -         293,925                   -                 -         (293,925)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             60,053                 -          (60,053)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    652,115      $       60,053      $    186,027       $ (353,978)    $    544,217
                                ============== ===============  ================== =================  ============== ==================
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      3,803      $           -       $      2,354       $       -      $      6,157
     Accounts payable.........             -          41,343                   -            46,637                -           87,980
     Restructuring reserves...             -             998                   -             2,451                -            3,449
     Income taxes payable.....             -               -                   -             1,591                -            1,591
     Accrued Expenses.........             -          48,523                   -            13,526                -           62,049
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          94,667                   -            66,559                -          161,226
liabilities...................
TOTAL LONG TERM DEBT..........           854         557,804                   -                 -                -          558,658
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          39,343                 896            23,683                -           63,922
OTHER LONG-TERM
  LIABILITIES.................             -           2,628                   -               990                -            3,618
PREFERRED STOCK...............       170,536               -                   -                 -                -          170,536
INTERCOMPANY LOANS............       112,056               -             130,218            51,651         (293,925)               -
INVESTMENT IN
  SUBSIDIARIES................       130,297          87,970                   -                  -        (218,267)                -
STOCKHOLDERS' EQUITY /
  (DEFICIT)...................      (413,743)       (130,297)            (71,061)           43,144          158,214         (413,743)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $        -    $    652,115      $       60,053      $    186,027       $ (353,978)    $    544,217
and
            stockholders'
equity........................
                                ============== ===============  ================== =================  ============== ==================

                                           U.S. CAN CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                  AS OF DECEMBER 31, 2004
                                                        (unaudited)
                                                      (000s omitted)
                                                                     USC May

                                                                                    USC Europe/May
                                                                  Verpackungen       Verpackungen
                                  U.S. Can     United States         Holding             GmbH                            U.S. Can
                                 Corporation    Can Company        (Subsidiary      (Non-Guarantor                      Corporation
                                  (Parent)        (Issuer)         Guarantor)       Subsidiaries)     Eliminations     Consolidated
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
CURRENT ASSETS:
     Cash and cash equivalents    $       -     $        927      $           -       $      6,181       $       -      $      7,108
     Accounts receivable......             -          50,115                   -            28,408                -           78,523
     Inventories..............             -          62,861                   -            42,406                -          105,267
     Deferred income taxes....             -           6,660                   -               865                -            7,525
     Other current assets.....             -           8,376                   -            22,435                -           30,811
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current assets             -         128,939                   -           100,295                -          229,234
NET PROPERTY, PLANT AND
  EQUIPMENT...................             -         126,418                   -           100,604                -          227,022
GOODWILL......................             -          27,384                   -                 -                -           27,384
DEFERRED INCOME TAXES.........             -          22,867                   -               332                -           23,199
OTHER NON-CURRENT ASSETS......             -          36,715                   -            14,198                -           50,913
INTERCOMPANY
  ADVANCES....................             -         286,028                   -                 -         (286,028)               -
INVESTMENT IN
  SUBSIDIARIES................             -                -             64,954                 -          (64,954)               -
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total assets........    $       -     $    628,351      $       64,954      $    215,429       $ (350,982)    $    557,752
                                ============== ===============  ================== =================  ============== ==================

CURRENT LIABILITIES
     Current maturities of
       long-term debt.........    $       -     $      3,965      $           -       $      5,480       $       -      $      9,445
     Accounts payable.........             -          41,716                   -            59,262                -          100,978
     Restructuring reserves...             -           1,947                   -             2,400                -            4,347
     Income taxes payable.....             -               -                   -               479                -              479
     Other current liabilities             -          39,244                   -            16,318                -           55,562
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total current                    -          86,872                   -            83,939                -          170,811
liabilities...................
TOTAL LONG TERM DEBT..........           854         549,697                   -                 -                -          550,551
LONG-TERM LIABILITIES PURSUANT
  TO EMPLOYEE BENEFIT PLANS...             -          41,652                 591            26,639                -           68,882
OTHER LONG-TERM
  LIABILITIES.................             -           2,782                   -               902                -            3,684
PREFERRED STOCK...............       162,253               -                   -                 -                -          162,253
INTERCOMPANY LOANS............       112,057               -             127,111            46,860         (286,028)               -
INVESTMENT IN
  SUBSIDIARIES................       123,265          70,613                   -                  -        (193,878)                -
STOCKHOLDERS' EQUITY /
  (DEFICIT)...................      (398,429)       (123,265)            (62,748)           57,089          128,924         (398,429)
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
                                -------------- ---------------  ------------------ -----------------  -------------- ------------------
          Total liabilities       $       -     $    628,351      $       64,954      $    215,429       $ (350,982)    $    557,752
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
                                           FOR THE SIX MONTHS ENDED JULY 3, 2005
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

                                               U.S. Can        United          USC May
                                                                            Verpackungen      USC Europe / May
                                                             States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING       $     -        $
  ACTIVITIES................................................6,124              $  (2,420)           $ (4,249)        $    (545)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (7,558)             -               (3,196)          (10,754)
  Proceeds from sale of property.......................-.....        120              -                  232               352
  Dividends from Formametal S.A........................-.....        669              -                    -               669
      Net cash used for investing activities...........-.....     (6,769)             -               (2,964)           (9,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....     (7,896)          2,420               5,476                 -
  Net borrowings under revolving line of               -           9,700
    credit...................................................                         -                    -             9,700
  Payments of Tranche B loan...........................-.....     (1,250)             -                    -            (1,250)
  Payments of other long-term debt.....................-.....       (773)             -               (2,664)           (3,437)
  Borrowings of other debt.............................-.....        268              -                    -               268
  Payments of debt financing costs.....................-.....        (57)             -                    -               (57)
      Net cash provided by (used in)                   -              (8)
financing
     Activities..............................................                      2,420               2,812             5,224
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                  519               519
DECREASE IN CASH AND                                   -            (653)
  CASH EQUIVALENTS...........................................                         -               (3,882)           (4,535)
CASH AND CASH EQUIVALENTS, beginning of                -             927
  period.....................................................                         -                6,181             7,108
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $    274       $      -             $  2,299         $   2,573

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
                                                      (000s omitted)

                                                                               USC May            Restated
                                                               United       Verpackungen      USC Europe / May      Restated
                                               U.S. Can      States Can        Holding          Verpackungen        U.S. Can
                                              Corporation     Company        (Subsidiary       (Non-Guarantor     Corporation
                                               (Parent)       (Issuer)       Guarantor)         Subsidiaries)     Consolidated
                                             -------------- ------------- ------------------ -------------------- -------------

CASH FLOWS (USED IN) PROVIDED BY OPERATING       $     -        $     55
  ACTIVITIES.................................................                  $  (4,528)           $ (1,045)        $  (5,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................-.....     (6,133)             -               (1,320)           (7,453)
  Proceeds from sale of property.......................-.....      1,019              -                   57             1,076
  Dividends from Formametal S.A........................-.....        608              -                    -               608
      Net cash used in investing activities............-.....     (4,506)             -               (1,263)           (5,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in intercompany advances.....................-.....    (19,360)          4,528              14,832                 -
  Proceeds from Term B loan............................-.....    250,000              -                    -           250,000
  Net payments under revolving line of                 -         (42,100)
credit.......................................................                         -                    -           (42,100)
  Payments of Tranche A loan...........................-.....    (38,706)             -                    -           (38,706)
  Payments of Tranche B loan...........................-.....   (130,175)             -                    -          (130,175)
  Payments of Tranche C loan...........................-.....    (20,000)             -                    -           (20,000)
  Payments of other long-term debt.....................-.....     (1,614)             -              (16,522)          (18,136)
  Borrowings of other long-term debt...................-.....          -              -                3,656             3,656
  Payments of debt financing costs.....................-.....     (5,485)             -                    -            (5,485)
      Net cash (used in) provided by                   -          (7,440)
financing
     Activities..............................................                      4,528               1,966              (946)
EFFECT OF EXCHANGE RATE CHANGES ON CASH................-.....          -              -                 (614)             (614)
DECREASE IN CASH AND                                   -         (11,891)
  CASH EQUIVALENTS...........................................                         -                 (956)          (12,847)
CASH AND CASH EQUIVALENTS, beginning of                -          16,854
  period.....................................................                         -                6,110            22,964
CASH AND CASH EQUIVALENTS, end of period.........$.....-.....   $  4,963       $      -             $  5,154         $  10,117

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

Results of Operations

Three months ended July 3, 2005, as compared to the three months ended July 4, 2004
         The following  table presents the Company's  Revenue and Gross Profit by segment for the second quarter of 2005 as compared to the second quarter of 2004

                                           For the quarterly period ended July 3, 2005 and July 4, 2004
                                   -----------------------------------------------------------------------------
                                              Revenue                   Gross Profit        Percentage to Sales
                                   -----------------------------------------------------------------------------
                                         2005           2004          2005          2004      2005      2004
                                   -----------------------------------------------------------------------------

Aerosol                               $   107,449     $ 94,173      $ 16,598      $ 14,765    15.4%     15.7%

International                             73,582          70,522        1,863       553        2.5%      0.8%
Paint, Plastic & General Line             41,443          37,199        3,499         4,072    8.4%     10.9%

Custom & Specialty                         7,933          9,915         1,274      (482)      16.1%     (4.9)%
                                   ----------------------------------------------------------
    Total                             $  230,407      $ 211,809     $ 23,234      $ 18,908    10.1%     8.9%
                                   ==========================================================

         Consolidated  net sales for the second  quarter  ended July 3, 2005 were  $230.4  million  as  compared  to $211.8 million in 2004, an increase of $18.6  million or 8.8%.  Along  business  segment  lines,  Aerosol net sales for the second quarter of 2005  increased to $107.5  million from $94.2 million for the same period in 2004, a 14.1%  increase,  due to an increase in aerosol  volume ($3.8  million) and increased can prices  resulting from increased raw material costs that were passed on to  customers,  and changes in customer  and product mix ($9.5  million).  International  net sales  increased to
$73.6  million  for the second  quarter of 2005 from $70.5  million  for the second  quarter of 2004,  an  increase of $3.1 million or 4.3%.  The  increase  was due to the  positive  impact of the  translation  of sales made in foreign  currencies based upon using the same average U.S.  dollar  exchange  rates in effect during the second  quarter of 2004 ($2.7 million)
and the positive  impact of a change in prices and customer and product mix ($8.0  million)  offset by a decrease in volume
($7.6  million).  Paint,  Plastic & General Line net sales  increased  $4.2 million to $41.4 million for the second quarter of 2005 from $37.2  million for the second  quarter of 2004.  This  increase was  primarily  due to increased  volume ($5.4 million)  partially  offset by the negative  impact of customer and product mix ($1.2  million).  In the Custom & Specialty segment,  sales  decreased  $2.0 million  from $9.9  million for the second  quarter of 2004 to $7.9 million for the second quarter of 2005, driven primarily by a decline in volume.

          Consolidated  gross profit  increased  $4.3  million for the quarter  ended July 3, 2005 from the same quarter in
2004.  Along  business  segment lines,  Aerosol gross profit dollars  increased by $1.8 million and the percentage to sales remained  relatively  flat versus the second  quarter of 2004.  The increase in Aerosol gross profit  dollars was due to an increase  in volume in the second  quarter of 2005  versus the same  period of 2004 and  improved  pricing  and product and customer  mix. The  International  segment  gross  profit  increased  $1.3  million  versus the same period in 2004 and the percentage  to sales  increased  to 2.5% from 0.8%.  The  increase  in  International  gross  profit was  primarily  due to improved  pricing and product and customer  mix. The Paint,  Plastic & General Line  segment  gross profit  decreased  $0.6 million  versus the same period in 2004.  The  percentage to net sales  decreased  from 10.9% in 2004 to 8.4% in 2005.  The decrease in dollars and percentage was due to customer and product mix,  partially offset by increased  volume.  The Custom
& Specialty  segment  gross profit  increased to $1.3 million in the second  quarter of 2005,  compared to a loss of ($0.5)
million in the second  quarter of 2004.  The  increase  was driven  primarily by cost  reduction  programs and  operational improvements  associated  with the 2004 closing of the Company's New Castle,  PA lithography  and the Elgin, IL (Olive Can)
Custom & Specialty plants.

         Selling,  general  and  administrative  costs were $9.5  million  or 4.1% of sales in the  second  quarter of 2005 compared  to $10.4  million or 4.9% of sales in the second  quarter of 2004.  The 2005  decrease  in  selling,  general and administrative  costs versus the second quarter of 2004,  was primarily due to $1.2 million  recorded in the second quarter of 2004 for severance payments to be made over time to the Company's former Chief Executive Officer.

         During the second quarter of 2005, the Company recorded  restructuring charges of $1.5 million. The second quarter charges were for European  headquarters  position elimination costs ($1.0 million), as well as a reassessment of previously recorded  reserves for ongoing  facility  costs  related to our closed Olive Can Custom & Specialty  plant ($0.5)  million.
Total cash  payments in the second  quarter of 2005 were $1.4 million  (primarily  severance  and facility shut down costs)
and the Company  anticipates  spending  another $6.4 million over the next several years.  The remaining  reserve  consists primarily of employee  termination  benefits paid over time for  approximately  four  salaried and 34 hourly  employees and other ongoing facility exit costs.

                                 April 3, 2005        Additions        Cash Payments          Other (b)           July 3,
                                    Balance                                                                     2005 Balance
                                 ---------------    ---------------    ---------------     ----------------    ---------------
                                 ---------------    ---------------    ---------------     ----------------    ---------------
    Employee Separation                    $3.0               $1.0              $(0.8)              $(0.2)           $3.0
    Facility Closing Costs                  3.5                0.5               (0.6)                -               3.4
                                 ---------------    ---------------    ---------------     ----------------    ---------------
                                 ---------------    ---------------    ---------------     ----------------    ---------------
    Total                                  $6.5               $1.5              $(1.4)              $(0.2)           $6.4 (a)
                                 ===============    ===============    ===============     ================    ===============
                                 ===============    ===============    ===============     ================    ===============

(a)      Includes $3.0 million classified as other long-term liabilities as of July 3, 2005.
(b)      Non-cash foreign currency translation impact.

         Interest  expense in the second quarter of 2005 increased  8.1%, or $1.0 million,  versus the same period of 2004.
The increase is due primarily to higher interest rates ($0.8 million) and higher average  borrowings  ($0.2 million) during the period.  Bank  financing  fees for the second  quarter of 2005 were $0.7  million as  compared to $1.2  million for the second  quarter of 2004.  The  decrease  in bank  financing  fees is due to lower  fees and  expenses  associated  with the
Company's  new  Credit  Facility  entered  into in June 2004,  which are being  amortized  over the life of the  applicable borrowings,  versus the fees and expenses  previously  being  amortized in  conjunction  with the  Company's  former Senior
Secured Credit Facility.

         In the second  quarter of 2004,  the Company  recorded a loss from early  extinguishment  of debt of $5.5  million associated  with the  termination of the Company's  Senior Secured Credit  Facility.  The loss  represented the unamortized deferred financing costs related to the Senior Secured Credit Facility.

         Income tax expense was $0.6  million for the second  quarter of 2005 versus an income tax benefit of $2.3  million for the second quarter of 2004.  Prior to 2005,  the Company  recorded  valuation  allowances as it could not conclude that it was "more likely than not" that all of the deferred  tax assets of its  domestic  operations  and certain of its foreign operations  would be realized in the foreseeable  future.  Accordingly,  the Company did not record income taxes related to the second quarter of 2005 and 2004 for the applicable operations.

         Payment in kind  dividends of $4.1 million and $3.8 million on the  redeemable  preferred  stock were recorded for the second quarters of 2005 and 2004, respectively.

Six-month period ended July 3, 2005, as compared to the six month period ended July 4, 2004

         The following  table  presents the Company's  Revenue and Gross Profit by segment for the six months ended July 3,
2005 as compared to the six months ended July 4, 2004.

                                          For the six month periods ended July 3, 2005 and July 4, 2004
                                   -----------------------------------------------------------------------------
                                               Revenue                   Gross Profit          Percentage to
                                                                                                   Sales
                                   -----------------------------------------------------------------------------
                                         2005            2004          2005         2004       2005     2004
                                   -----------------------------------------------------------------------------

Aerosol                               $   212,571     $ 186,328      $ 38,352      $ 29,210    18.0%    15.7%
International                            153,180          148,920        5,219        2,443     3.4%     1.6%

Paint, Plastic & General Line              78,068          70,625        7,890      7,492      10.1%    10.6%

Custom & Specialty                         17,033          19,403         3,772     (865)      22.1%    (4.5)%
                                   ----------------------------------------------------------
    Total                             $   460,852     $ 425,276      $ 55,233      $ 38,280    12.0%    9.0%
                                   ==========================================================

         Net sales for the  six-month  period ended July 3, 2005,  totaled  $460.9  million,  an 8.4%  increase  versus the corresponding  period in 2004.  Along business  segment lines,  Aerosol net sales increased $26.2 million to $212.6 million in the first half of 2005  versus  $186.3  million in the same  period of 2004,  a 14.1%  increase,  due to an  increase in aerosol can prices  resulting from  increased raw material costs that were passed on to customers,  and changes in customer and product mix ($20.5 million) and increased unit volume ($5.7 million).  International  sales increased to $153.2 million for the first half of 2005 from  $148.9  million  for the first half of 2004,  an  increase  of $4.3  million or 2.9%.  The increase was due to the positive  impact of the translation of sales made in foreign  currencies  based upon using the same average U.S dollar  exchange  rates in effect  during the first half of 2004 ($6.2  million) and the  positive  impact of a change in prices and  customer  and  product  mix ($14.8  million)  substantially  offset by a  decrease  in volume  ($16.7 million).  Paint,  Plastic & General Line segment sales  increased  10.5% to $78.1 million for the first six months of 2005 from $70.6 million for the same period in 2004.  This  increase was due primarily to an increase in volume ($5.0  million), and  increasing  prices in our plastics and paint and general line  businesses  due to raw material  cost  increases  ($2.5 million).  Custom & Specialty  sales of $17.0 million  decreased from the $19.4 million for the first half of 2004,  driven primarily by a decline in volume ($4.8 million), partially offset by increased prices.

          Consolidated  gross  profit  increased  $17.0  million  for the first half of 2005 from the same  period in 2004.
Along  business  segment  lines,  Aerosol  gross  profit  dollars  increased by $9.1  million and the  percentage  to sales increased  2.3% to 18.0% for the first half of 2005.  The increase in Aerosol  gross profit  dollars was due to an increase in volume in the first half of 2005 versus the same period of 2004 and improved  pricing and product and customer  mix. The
International  segment  gross profit  increased  $2.8 million  versus the same period in 2004 and the  percentage  to sales increased to 3.4% from 1.6%. The increase in International  gross profit was primarily due to operational  efficiencies and improved  pricing and product and customer mix ($3.1  million)  partially  offset by decreased  International  volume ($0.3 million).  The Paint,  Plastic & General Line segment gross profit  increased  $0.4 million  versus the same period in 2004 and the  percentage  to net sales  decreased  from 10.6% in the first half of 2004 to 10.1% in the first half of 2005.  The change in dollars was due to higher  volume in our  plastics  business,  while the  percentage  was impacted by a change in demand to less  profitable  product  lines.  The Custom & Specialty  segment gross profit  increased to $3.8 million in the first half of 2005,  compared to a loss of ($0.9) million in the first half of 2004.  The increase was driven  primarily by cost reduction  programs and  operational  improvements  associated  with the 2004 closing of the Company's New Castle,  PA lithography and the Elgin, IL (Olive Can) Custom & Specialty plants.

         Selling,  general,  and  administrative  expenses  were $20.4  million in the first half of 2005,  a $0.1  million increase in comparison to the same period of 2004.  The  percentage to sales  decreased from 4.8% in the first half of 2004 to 4.4% for the same period in 2005.

         During the first half of 2005, the Company recorded  restructuring  charges of $2.0 million. A $0.5 million charge was recorded in the first  quarter of 2005 and a $1.5 million  charge was  recorded in the second  quarter of 2005.  During the first quarter of 2005, the Company  recorded charges for position  elimination  costs related to the continuation of an early termination  program in one European facility and a product line profitability  review program in our German food can business.  The second quarter charges were for European  headquarters position elimination costs ($1.0 million), as well as a  reassessment  of  previously  recorded  reserves  for ongoing  facility  costs  related to our closed Olive Can Custom &
Specialty  plant  ($0.5)  million.  Total  cash  payments  in the first six  months  of 2005 were $2.6  million  (primarily severance and facility  shut down costs) and the Company  anticipates  spending  another $6.4 million over the next several years.  The remaining  reserve  consists  primarily of employee  termination  benefits paid over time for  approximately  4 salaried and 34 hourly employees and other ongoing facility exit costs.
         The table below presents the reserve categories and related activity as of July 3, 2005:

                               January 1,           Additions        Cash Payments             Other (b)          July 3,
                                                                                                                    2005
                              2005 Balance                                                                        Balance
                              --------------    ---------------
                              ---------------    ---------------    -----------------    ----------------     --------------
   Employee Separation                  $3.2               $1.4              $(1.3)               $(0.3)            $3.0
   Facility Closing Costs                4.1                0.6               (1.3)                 -                3.4
                              ---------------    ---------------    -----------------    ----------------     --------------
                              ---------------    ---------------    -----------------    ----------------     --------------
   Total                                $7.3               $2.0              $(2.6)               $(0.3)            $6.4 (a)
                              ===============    ===============    =================    ================     ==============
                              ==============    =============

(a)      Includes $3.0 million classified as other long-term liabilities as of July 3, 2005.
(b)      Non-cash foreign currency translation impact.

         Interest  expense in the first half of 2005 increased  5.0%, or $1.3 million,  versus the same period of 2004. The increase is due primarily to higher  interest rates and higher average  borrowings  during the period.  Bank financing fees for the first half of 2005 were $1.5  million as  compared  to $2.6  million  for the first half of 2004.  The  decrease in bank financing fees is due to lower fees and expenses  associated  with the Company's new Credit  Facility  entered into in
June 2004, which are being amortized over the life of the applicable  borrowings,  versus the fees and expenses  previously being  amortized in conjunction  with the Company's  former Senior  Secured  Credit  Facility.  As discussed  earlier,  the
Company also recorded a loss from early  extinguishment  of debt of $5.5 million in 2004 associated with the termination of the Company's Senior Secured Credit Facility.

         The Company  recorded an income tax expense of $1.7  million for the first half of 2005 versus  income tax benefit of $1.9  million for the first half of 2004.  Prior to 2005,  the Company  recorded  valuation  allowances  as it could not conclude that it was "more likely than not" that all of the deferred tax assets of its domestic  operations  and certain of its foreign operations would be realized in the foreseeable  future.  Accordingly,  the Company did not record income taxes related to the first half of 2005 and 2004 for the applicable operations.

         Payment in kind  dividends of $8.3 million and $7.6 million on the  redeemable  preferred  stock were  recorded in the first half of 2005 and 2004, respectively.

Liquidity and Capital Resources

         During the first half of 2005,  liquidity  needs were met through cash on hand and borrowings  under the Company's revolving line of credit.  Principal  liquidity needs included operating costs,  working capital and capital  expenditures.
Cash flow used by  operations  was $0.5  million  for the six  months  ended July 3,  2005,  compared  to cash used of $5.5 million for the six months ended July 4, 2004.  The  decreased  use of cash in  operations is due primarily to improved net income.

         Other net cash used in  operations  during the first  half of 2005  included  decreases  in other  current  assets primarily related to the Company's  European  factoring  arrangements  ($4.1 million) and higher accrued expenses primarily related to higher accrued payroll ($5.4 million) and employee  benefits ($2.9 million)  partially offset by decreased taxes payable  ($1.8  million).  These items were  partially  offset by higher  accounts  receivable  related to increased  sales volumes in the first six  months of 2005 and  higher can prices  resulting  from  increased  raw  material  costs that were passed on to customers  along with  decreased  accounts  payable due to increased  raw material  purchases at year-end that were paid during the first six months of 2005.

         During 2004, many domestic and foreign steel suppliers began experiencing  increased raw material costs which they passed on to their  customers,  including  the Company.  The price  increases  took the form of  surcharges  and base price increases.  During 2005,  the Company has incurred  price  increases  from its steel  suppliers for as much as 26%. This is in addition to  significant  increases  received in fiscal year 2004.  Many of our domestic  and some of our  international multi-year  supply  agreements with our customers  permit us to pass through  tin-plate price increases and, in some cases, other raw  material  costs.  In response to the  unprecedented  steel cost  increases,  the Company  increased  its selling prices during 2004 and has  implemented  significant  price increases in 2005. The Company has generally been successful in passing along the majority of the steel cost increases to our  customers.  However,  future steel  surcharges or base price increases  could occur and the  Company  cannot  predict  with  certainty  its ability to pass along  future  increases  to customers or how its customers or competitors will respond to such increases.  Additionally,  customer  contracts may limit pass-throughs and also may require us to match other competitive bids.

         Net cash used in  investing  activities  was $9.7  million for the first half of 2005 as compared to $5.8  million used in investing  activities for the first half of 2004. First half 2005 investing  activities include capital spending of
$10.8 million offset by proceeds  received from the sale of property of $0.4 million and dividends from  Formametal S.A. of
$0.7  million.  Proceeds  received from the sale of property  during the first half of 2004 are  primarily  composed of the payment received for the March 2004 sale of the Company's closed Dallas, Texas facility.

         Net cash  provided by financing  activities  in the first half of 2005 was $5.2  million,  versus net cash used in financing activities of $0.9 million for the same period in 2004.

         At July 3, 2005,  $9.7 million was  outstanding  under the $65.0 million  revolving  loan portion of the Company's
Credit  Facility.  Letters of Credit of $15.1  million were also  outstanding  securing  the  Company's  obligations  under various insurance  programs and other contractual  agreements.  In addition,  the Company had $2.6 million of cash and cash equivalents at quarter end 2005.

         During the second quarter of 2004, the Company entered into a Credit Agreement among U.S. Can Corporation,  United
States Can Company and Various Lending  Institutions  with Deutsche Bank Trust Company  Americas as  Administrative  Agent,
dated as of June 21, 2004 ("Credit Facility").

         As required under the terms of the Credit  Facility,  the Company used the $250.0 million  initial Term B proceeds to repay in full all amounts  outstanding  under the Company's  former Senior  Secured  Credit  Facility and a secured term loan of $16.5 million, secured by a mortgage on the Company's Merthyr Tydfil, U.K facility.

         The Company paid  approximately  $5.5 million of fees and expenses related to the new Credit Facility through July
4, 2004. In addition,  the Company  wrote off $5.5 million of remaining  deferred  financing  fees related to the Company's former Senior Secured Credit Facility.

         At July 4, 2004,  the Company did not have any  borrowings  outstanding  under its $65.0  million  revolving  loan portion of the Credit  Facility.  Letters of Credit of $12.9 million were  outstanding  securing the Company's  obligations under various  insurance  programs and other contractual  agreements,  which reduced the Company's  availability  under its revolving credit facility.  In addition, the Company had $10.1 million of cash and cash equivalents at quarter end 2004.

         The Credit Facility,  the 10 7/8% Senior Secured Notes and the 12 3/8% Senior  Subordinated Notes contain a number of financial  and  restrictive  covenants.  Under our Credit  Facility,  the Company is required to meet certain  financial tests,  including  achievement  of a minimum  interest  coverage  ratio,  a maximum  leverage  ratio,  a maximum first lien leverage ratio and maximum annual capital  expenditures.  The restrictive  covenants  limit the Company's  ability to incur debt, pay dividends or make distributions,  repurchase debt and to make certain loans,  investments or acquisitions.  As of
July 3, 2005,  the Company was in  compliance  with all of the  required  financial  ratios and other  covenants  under the aforementioned facilities.

         At existing levels of operations,  cash from operations together with amounts available under the revolving credit facility,  are  expected to be  adequate to meet  anticipated  debt  service  requirements,  restructuring  costs,  capital expenditures  and working capital needs.  Future  operating  performance,  unexpected  capital  expenditures,  investments, acquisitions  and the ability to service or refinance the notes,  to service,  extend or refinance the Credit  Facility and to redeem or refinance our preferred  stock will be subject to future  economic  conditions and to financial,  business and other factors, many of which are beyond management's control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Management believes  the Company's exposure to market risk has not changed significantly since year-end 2004.

Item 4. Controls and Procedures

         As of July 3, 2005, the Company's management,  with the participation of the Company's Chief Executive Officer and
Chief Financial  Officer,  evaluated the  effectiveness of the design and operations of the Company's  disclosure  controls and  procedures  (as defined in Rule  13a-15(e)  under the  Securities  Exchange Act of 1934, as amended).  Based upon that evaluation,  the Chief Executive  Officer and Chief  Financial  Officer  concluded,  as of July 3, 2005, that the Company's disclosure  controls and procedures  were effective for recording,  processing,  summarizing  and reporting the information the Company discloses in the reports that the Company files with the Commission.

         Except as set forth below,  during the quarter ended July 3, 2005,  there was no change in the Company's  internal controls over financial  reporting that materially  affected,  or was reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
|X|      The Company has hired an internal  auditor to provide  internal  audit  services  for the Company,  including  the
              Company's European operations.
|X|      The Company  continues the process of implementing a detailed system at each European  location to provide support to the audit process, including reports, checklists and site visits.

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

      Local No. 24M of the Graphics  Communications  International Union, the union representing employees at the Company's
Weirton  facility,  filed an  arbitration  case  challenging  the  Company's  decision  to modify its health  care plan for retirees.  The Union  contended  that the Company had an  obligation  to bargain over plan changes and that it failed to do
so. The Company  contended  that the matter was not  arbitrable,  that it only had an  obligation to bargain with the Union regarding  benefits for active employees  represented by the Union, and that it had no obligation to bargain with regard to retiree  benefits.  On December 22, 2004, the arbitrator  issued a decision  finding that the dispute was arbitrable,  that the Company was obligated to bargain with the Union  regarding  benefits for retirees,  that the Company  violated its duty to bargain by  unilaterally  modifying the health care plan as to retirees and that benefits under the health care plan are vested as to retirees.  On March 16, 2005,  the Company  filed a lawsuit  appealing  the  arbitration  decision.  The Union filed  an  answer  to the  complaint  seeking  enforcement  of the  arbitrator's  decision.  Because  this  matter  will be determined on the arbitration  record,  the court set a briefing schedule for the parties to file cross-motions for summary judgment.  Opening  briefs are due on August 8, 2005 and the reply  briefs are due  September 8, 2005.  Trial  currently is set for January 2006.

Item 5. Other Information

         On August 15, 2005,  the Company  entered into one-year  employment  agreements,  subject to renewal,  with Philip
Mengel,  Chief  Executive  Officer;  Michael  Rajkovic,  Executive Vice President and Chief Financial  Officer;  and Robert
Ballou,  Executive  Vice  President,  Manufacturing  and Supply  Chain  providing  for the  payment of annual  salaries  of
$675,000,  $375,000,  and $375,000,  respectively.  Mr. Rajkovic's agreement includes a deferred bonus payment of $100,000, payable on or after  November 16, 2005.  The  agreements  also provide these  officers the right to purchase  equity in the
Company and provide  certain other benefits as is customary for officers of the Company.  The executives  also  participate in the Company's  management  incentive plan.  Copies of the agreements are attached as Exhibits 10.41,  10.42 and 10.43 to this report.

Item 6. Exhibits
(a)      Exhibits

10.41    Employment Agreement between United States Can Company and Philip Mengel dated August 15, 2005.

                  10.42    Employment  Agreement  between  United States Can Company and Michael  Rajkovic dated August 15,
                           2005.

                  10.43    Employment Agreement between United States Can Company and Robert Ballou dated August 15, 2005.

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

                                                                               U.S. CAN CORPORATION

Date:  August 16, 2005                                                         By:   /S/ MICHAEL M. RAJKOVIC  _______
                                                                                    Michael M. Rajkovic
                                                                                    Executive Vice President and
                                                                                    Chief Financial Officer
                                                                                    (Duly authorized officer and principal
                                                                                    financial officer)