Form 10-K/A
period 2004-12-31
US CAN CORP
filed 2005-10-04
CIK 895726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
Commission File Number 333-53276
U.S. Can Corporation
(Exact Name Of Registrant As Specified In Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1094196 (I.R.S. Employer Identification No.)

700 East Butterfield Road, Suite 250, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code (630) 678-8000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of September 15, 2005, 53,333.333 shares of Common Stock were outstanding.

INCLUSION OF FORWARD-LOOKING INFORMATION
     Certain statements in this report constitute “forward-looking statements” within the meaning of the federal securities laws. Such statements involve known and unknown risks and uncertainties which may cause the Company’s actual results, performance or achievements to be materially different than any future results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include general economic and business conditions; the Company’s substantial debt and ability to generate sufficient cash flows to service its debt; the Company’s compliance with the financial covenants contained in its various debt agreements; changes in market conditions or product demand; the level of cost reduction achieved through restructuring and capital expenditure programs; changes in raw material costs and availability; downward selling price movements; currency and interest rate fluctuations; increases in the Company’s leverage; the Company’s ability to effectively integrate acquisitions; changes in the Company’s business strategy or development plans; the timing and cost of plant closures; the success of new technology; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. In light of these and other risks and uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

Restatement
     This Form 10-K/A amends and restates the following sections of the original Form 10-K, which was filed with the Securities and Exchange Commission on March 23, 2005 (the “Original 10-K”):
•	Item 1. Business

•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures
     For a discussion of the individual adjustments contained in the Restatement, see “Item 8. Financial Statements and Supplementary Data—Note (3). Restatement.”
     The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the Restatement that ended prior to December 31, 2004, and the financial statements and related financial information and disclosures contained in those reports and the associated earnings releases should no longer be relied upon.
PART I
ITEM 1. BUSINESS
General
     U.S. Can Corporation, incorporated in Delaware in 1983, through its wholly owned subsidiary, United States Can Company, is a leading manufacturer by volume of steel containers for personal care, household, automotive, paint, industrial and specialty products in the United States and Europe, as well as plastic containers in the United States and food cans in Europe. We have long-standing relationships with many well-known consumer products and paint manufacturers in the United States and Europe, including Reckitt Benckiser, Sherwin Williams, S.C. Johnson and CCL Custom Manufacturing. We also produce seasonal holiday tins sold by mass merchandisers. References in this report include U.S. Can Corporation (the “Corporation” or “U.S. Can”), its wholly owned subsidiary, United States Can Company (“United States Can”), and United States Can’s subsidiaries (the “Subsidiaries”). References in this report to “the Company”, “we”, “us”, or “our” refer to U.S. Can Corporation and all of its subsidiaries as a combined entity.
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
Business Segments
     We have four business segments: Aerosol Products; International Operations; Paint, Plastic & General Line Products; and Custom & Specialty Products.
 Aerosol Products
     As the largest producer of steel aerosol cans in the United States by sales volume, we have a leading position in all of the major aerosol consumer product lines, including personal care, household, automotive and spray paint cans. We offer a wide range of steel aerosol containers that enhance our customers’ product offerings, including stylized necked-in cans and barrier-pack cans used for products that cannot be mixed with a propellant, such as shaving gel. Most of the aerosol cans that we produce employ a lithography process that consists of printing our customers’ designs and logos on the cans.

     Steel aerosol cans manufactured in the U.S. represent our largest business segment, accounting for approximately 44.0%, 43.7%, and 45.7% of our total net sales in 2004, 2003 and 2002, respectively. In 2004, we manufactured approximately 54% of the steel aerosol containers produced in the United States.
 International Operations
     Our international operations primarily produce steel aerosol cans for the European market. Based on management estimates, we manufactured approximately 29% of the steel aerosol cans produced in Europe in 2004. We also supply steel aerosol cans to customers in Latin America through Formametal S.A., our Argentinean joint venture. In addition, we participate in the metal food packaging market through our wholly-owned subsidiary, May Verpackungen GmbH & Co., KG (“May”), a leading European food can producer with more than 30% of the German food can market, by sales volume (based on management estimates). May has long-term relationships with several leading consumer products companies in Europe, including Mars and Nestlé.
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

Raw Materials
     Our principal raw materials are tin-plated steel, referred to as tin-plate, and coatings and inks used to print our customers’ designs and logos onto tin-plate. Tin-plate represents our largest raw material cost. Our domestic operations purchase tin-plate principally from domestic steel manufacturers, with a smaller portion purchased from foreign suppliers. Our European operations purchase tin-plate principally from European suppliers. Our largest domestic steel suppliers are United States Steel, International Steel Group (“ISG”) and Wheeling-Pitt, while Corus, Arcelor and Rasselstein supply the largest volume in Europe.
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
     Many of our domestic and some of our international multi-year supply agreements with our customers permit us to pass through tin-plate price increases and, in some cases, other raw material costs. In response to the unprecedented steel cost increases, the Company increased its selling prices during 2004 and has implemented significant price increases in 2005. The Company has generally been successful in passing along the majority of the steel cost increases to our customers. However, future steel surcharges or base price increases could occur and the Company cannot predict with certainty its ability to pass along future increases to customers or how the Company’s customers or competitors will respond to such increases. Additionally, customer contracts may limit pass-throughs and also may require us to match other competitive bids.
     Coatings and inks, which are used to coat tin-plate and print designs and logos, represent our second largest raw material expense. We purchase coatings and inks from regional suppliers in the United States and Europe. These products historically have been readily available, and we expect to be able to meet our needs for coatings and inks in the foreseeable future.
     Our plastic products are produced from two main types of resins, which are petroleum or natural gas-based products. High-density polyethylene resin is used to make pails, drums and agricultural products. We use 100% post-industrial and post-consumer use, recycled polypropylene resin in the production of the Plastite® line of paint cans. The price of resin fluctuates significantly, and we believe that it is standard industry practice, as well as a provision of many of our customer contracts, to pass on increases and decreases in resin prices to our customers.
Seasonality
     The Company’s business as a whole has minor seasonal variations. Aerosol sales have minor increases in the spring and summer related to increased sales of containers for household products and insect repellents. Paint container sales tend to be stronger in spring and early summer due to the favorable weather conditions. Portions of the Custom & Specialty products line tend to vary seasonally, because of holiday sales late in the year. May’s food can sales generally peak in the third and fourth quarters.
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

     During 2004, Local No. 24M of the Graphics Communications International Union, the union representing employees at the Company’s Weirton facility, filed an arbitration case challenging the Company’s decision to modify its health care plan for retirees. The Union contended that the Company had an obligation to bargain over plan changes and that it failed to do so. The Company contended that the matter was not arbitrable, that it only had an obligation to bargain with the Union regarding benefits for active employees represented by the Union, and that it had no obligation to bargain with regard to retiree benefits. On December 22, 2004, the arbitrator issued a decision finding that the dispute was arbitrable. The Company intends to appeal the arbitration decision. See Item 3. Legal Proceedings for further details.
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
     Our restructuring programs have resulted in a reduction of the salaried and hourly work force. The Company has worked closely with the various labor unions and their collective bargaining units to ensure provisions for termination, severance and pension eligibility were in accordance with the respective collective bargaining agreements. The Company’s relationship with represented employees is generally good and there have been no labor strikes, slow-downs, work stoppages or other material labor disputes threatened or pending against the Company for at least the past ten years.
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
Strategic Transactions
     The Company continually evaluates all areas of its operations for ways to improve profitability and overall Company performance. In connection with these evaluations, management considers numerous alternatives to enhance the Company’s existing business including, but not limited to acquisitions, divestitures, capacity realignments and alternative capital structures.

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
     Our high level of debt could:
•	make it difficult for us to satisfy our obligations; including making interest payments under our Credit Agreement and our 10 7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes agreements;

•	limit our ability to obtain additional financing to operate our business;

•	limit our financial flexibility in planning for and reacting to industry changes;

•	place us at a competitive disadvantage as compared to less leveraged companies;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.
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
     If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our senior debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.
The terms of our debt may severely limit our ability to plan for or respond to changes in our business.
     Our Credit Facility, our 10 7/8% Senior Secured Notes and our 12 3/8% Senior Subordinated Notes, restrict, among other things, our ability to take specific actions, even if these actions may be in our best interest. These restrictions limit our ability to:
•	incur liens or make negative pledges on our assets;

•	merge, consolidate or sell our assets;

•	issue additional debt;

•	pay dividends or redeem capital stock and prepay other debt;

•	enter into sale and leaseback transactions;

•	make investments and acquisitions;

•	enter into transactions with affiliates;

•	make capital expenditures;

•	materially change our business;

•	amend our debt and other material agreements;

•	issue and sell capital stock;

•	allow our subsidiaries to enter into agreements that restrict distributions to us; or

•	prepay specified indebtedness.
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
     The can and container industry is highly competitive with some of our competitors having greater financial resources than we do. Quality, service and price are the principal methods of competition in our industry. Because our customers have the ability to buy similar products from our competitors, we are limited in our ability to increase prices. We believe our capital investments have improved our operating efficiencies, and consequently, improved profitability, but we cannot assure you that we will continue to improve profit margins in this manner. In addition, our profit margins could decrease if we are unable to meet our customers’ quality and service demands.
     We also face competitive risks from substitute products, such as aluminum, glass and plastic containers. The market for such substitute products has grown substantially over the past several years and from time to time our customers, including some of our largest customers, have switched from steel containers to these substitute products to package their products. Our business also is affected by changes in consumer demand for our customers’ products. A decrease in the costs of substitute products, a widespread introduction of substitute products by our customers as a substitute for steel containers or a decline in consumer demand for our customers’ products could reduce our customers’ orders and adversely affect our sales and results of operations.

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
     Many of our domestic and some of our international multi-year supply agreements with our customers permit us to pass through tin-plate price increases and, in some cases, other raw material costs. In response to the unprecedented steel cost increases, the Company increased its selling prices during 2004 and has implemented significant price increases in 2005. The Company has generally been successful in passing along the majority of the steel cost increases to our customers. However, future steel surcharges or base price increases could occur and the Company cannot predict with certainty its ability to pass along future increases to customers. Additionally, customer contracts may limit pass-throughs and also may require us to match other competitive bids. See “Business — Raw Materials.”
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

     Likewise, a deterioration in a pension plan’s investment portfolio performance will cause increases to our pension expense and required cash contributions. Our pension liability also would be increased if a pension plan were terminated immediately because the interest rate assumption used to value the benefits and the assets on a termination basis would most likely be lower than current funding assumptions. We may not have funds available in such circumstances and we would have to borrow amounts in order to satisfy any such liabilities. The terms of our indebtedness, however, may restrict or prohibit our ability to borrow such amounts.
     With respect to our U.S. domestic pension plan, the failure to satisfy liabilities upon the termination of the plan would result in the Pension Benefit Guaranty Corporation, or PBGC, terminating the plan on a “distress termination basis”. In that event, the Employee Retirement Income Security Act of 1974 would provide that the PBGC guarantee the payment of all or a portion of the promised benefits up to an amount determined by statute. We and members of our “controlled group”, which includes any subsidiary that is owned by 80% or more by a common parent (even if it did not participate in the plan), would be jointly and severally liable for the PBGC liability. In addition, the PBGC would have lien on the assets of the solvent members of the controlled group upon termination to the extent of the guaranty in an amount equal to 30% of the value of the assets of the solvent members of the controlled group.
We have recently experienced losses and our future profitability is uncertain.
     We have experienced operating losses since the fiscal year ended December 31, 2000 and we may continue to incur losses. For the years ended December 31, 2004, 2003 and 2002, we had net losses attributable to common stockholders of $45.1 million, $35.7 million and $90.1 million, respectively. As of December 31, 2004, we had an accumulated deficit of $432.7 million. We cannot assure you that we will become profitable in the future and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could impair our ability to continue our operations.
We face risks associated with our international operations.
     We operate facilities and sell products in several countries outside the United States. We have significant foreign operations, including plants and sales offices in Denmark, France, Germany, Italy, Spain and the United Kingdom. In addition, we have a joint venture with an aerosol can manufacturer located in Argentina. Our international operations subject us to risks associated with selling and operating in foreign countries. These risks include:
•	fluctuations in currency exchange rates;

•	restrictions on dividend payments and other payments by our foreign subsidiaries;

•	withholding and other taxes on dividend payments and other payments by our foreign subsidiaries; and

•	investment regulation and other restrictions by foreign governments.
     Our joint venture in Argentina is also subject to these additional risks:
•	limitations on conversion of foreign currencies into United States dollars;

•	hyperinflation; and

•	political instability.
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
Our internal controls over financial reporting may not be adequate, which could have a significant and adverse effect on our business and reputation.
     We are evaluating our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the Securities and Exchange Commission thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Beginning with our fiscal year ending December 31, 2006, we will be required to comply with Section 404. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner.

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

Location	Size (in sq. ft.)	Status	Segment

United States
Elgin, IL (1)	481,346	Owned	Aerosol
Tallapoosa, GA (1)	249,480	Owned	Aerosol
Baltimore, MD	232,172	Leased	Custom & Specialty
Commerce, CA	240,203	Leased	Paint, Plastic & General Line
Newnan, GA	185,122	Leased	Paint, Plastic & General Line
Hubbard, OH (1)	174,970	Owned	Paint, Plastic & General Line
Baltimore, MD (1)	137,000	Owned	Custom & Specialty
Horsham, PA (1)	132,000	Owned	Aerosol
Weirton, WV	145,700	Leased	Aerosol
Danville, IL (1)	100,000	Owned	Aerosol
Alliance, OH	52,000	Leased	Paint, Plastic & General Line

Europe
Erftstadt, Germany	369,000	Leased	International
Merthyr Tydfil, United Kingdom (2)	320,000	Leased	International
Laon, France	220,000	Owned	International
Reus, Spain	182,250	Owned	International
Itzehoe, Germany	80,730	Owned	International
Esbjerg, Denmark	66,209	Owned	International
Voghera, Italy	45,200	Leased	International
Schwedt, Germany	35,500	Leased	International

(1)	The plants that we own in the United States are subject to a lien in favor of Deutsche Bank Trust Company Americas as administrative agent for the lenders under the Credit Facility.

(2)	The property at Merthyr Tydfil is subject to a 999-year lease with a pre-paid option to buy that becomes exercisable in January 2007. Up to that time, the landowner may require us to purchase the property for a payment of one Pound Sterling.
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
     Local No. 24M of the Graphics Communications International Union, the union representing employees at the Company’s Weirton facility, filed an arbitration case challenging the Company’s decision to modify its health care plan for retirees. The Union contended that the Company had an obligation to bargain over plan changes and that it failed to do so. The Company contended that the matter was not arbitrable, that it only had an obligation to bargain with the Union regarding benefits for active employees represented by the Union, and that it had no obligation to bargain with regard to retiree benefits. On December 22, 2004, the arbitrator issued a decision finding that the dispute was arbitrable, that the Company was obligated to bargain with the Union regarding benefits for retirees, that the Company violated its duty to bargain by unilaterally modifying the health care plan as to retirees and that benefits under the health care plan are vested as to retirees. The Company intends to appeal the arbitration decision.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     U.S. Can has approximately 20 common stockholders. Its common stock has not been registered and there is no trading market for its common stock. It has not paid, and has no present intention to pay, cash dividends. As U.S. Can Corporation has no operations, its only source of cash for dividends or distributions is United States Can Company. There are stringent limitations in the Company’s Credit Facility and the 10 7/8% Senior Secured Note (“Senior Secured Notes”) and 12 3/8% Senior Subordinated Notes (“the Subordinated Notes”) on United States Can’s ability to fund or pay cash dividends to U.S. Can Corporation.
     In 2000, U.S. Can Corporation issued shares of preferred stock having a face value of $106.7 million. Dividends accrue on the preferred stock at an annual rate of 10%, are cumulative from the date of issuance and are compounded quarterly, on March 31, June 30, September 30 and December 31 of each year and are payable in cash when and as declared by our Board of Directors, so long as sufficient cash is available to make the dividend payment and such payment would not violate the terms of the Credit Facility, the Senior Secured Notes and the Subordinated Notes. As of December 31, 2004, dividends of approximately $55.6 million have been accrued. As United States Can is U.S. Can Corporation’s only source of cash and payments by United States Can are restricted by the terms of the Credit Facility, the Senior Secured Notes and the Subordinated Notes, U.S. Can Corporation does not anticipate paying cash dividends on the preferred stock in the foreseeable future. Holders of the preferred stock have no voting rights, except as otherwise required by law. The preferred stock has a liquidation preference equal to the purchase price per share (after giving effect to the reverse stock split), plus all accrued and unpaid dividends. The preferred stock ranks senior to all classes of U.S. Can Corporation common stock and is not convertible into common stock.

ITEM 6. SELECTED FINANCIAL DATA
     The following consolidated financial data as of and for each of the fiscal years in the five years ended December 31, 2004 were derived from our consolidated financial statements. You should read all of this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements for the year ended December 31, 2004 and accompanying notes beginning on page 26.
U.S. CAN CORPORATION AND SUBSIDIARIES
(000’s omitted)

		For the Year Ended December 31,
	2004 (e)	2003 (e)	2002 (e)	2001	2000
OPERATING DATA:
Net sales	$844,779	$823,442	$796,557	$772,188	$809,497
Special charges (a)	8,747	382	8,921	36,239	3,413
Recapitalization charge (b)	—	—	—	—	18,886
Loss from early extinguishment of debt (c)	5,508	—	—	—	24,167
Loss from operations before cumulative effect of accounting change	(29,812)	(21,917)	(59,262)	(40,416)	(11,522)
Cumulative effect of accounting change, net of income taxes (d)	—	—	(18,302)	—	—
Net loss	(29,812)	(21,917)	(77,564)	(40,416)	(11,522)
Preferred stock dividend requirement	(15,299)	(13,821)	(12,521)	(11,345)	(2,601)
Net loss attributable to common stockholders	$(45,111)	$(35,738)	$(90,085)	$(51,761)	$(14,123)
BALANCE SHEET DATA:
Total assets	$557,752	$573,925	$580,207	$634,350	$637,864
Total debt	559,996	559,224	551,979	536,776	495,045
Redeemable preferred stock	162,253	146,954	133,133	120,613	109,268
Stockholders’ equity (deficit)	(398,429)	(362,404)	(349,915)	(247,124)	(174,323)

(a)	See Note (4) of the “Notes to Consolidated Financial Statements” for a description of the 2004, 2003 and 2002 Special Charges. In 2001, the Company initiated several restructuring programs consisting of a voluntary termination program, the closure of six manufacturing facilities and the consolidation of two plastics facilities into a new plastics plant. In 2000, the Company announced a reduction in force program.

(b)	On October 4, 2000, the Company and Berkshire Partners LLC completed a recapitalization of the Company through a merger. As a result of the recapitalization, all of U.S. Can’s common stock, other than certain shares held by designated continuing shareholders, was converted into the right to receive $20.00 in cash per share and options to purchase approximately 1.6 million shares of U.S. Can’s common stock were retired in exchange for a cash payment of $20.00 per underlying share, less the applicable option price. The Company recorded the $18.9 million charge for expenses related to the recapitalization.

(c)	See Note (5) of the “Notes to Consolidated Financial Statements” for further detail on the 2004 loss. During 2000, the Company completed a tender offer and consent solicitation for all of its outstanding 10 1/8% notes due 2006. The early extinguishment of debt in 2000 relates to the tender premium and the write-off of related deferred financing charges.

(d)	In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, during 2002, the Company completed its initial transitional goodwill impairment test and reported that a non-cash impairment charge was required in its Custom & Specialty and International segments. The Company recorded a pre-tax goodwill impairment charge of $39.1 million ($18.3 million, net of tax) during the fourth quarter of 2002. The charge was presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002. See Note (14) of the “Notes to Consolidated Financial Statements.”

(e)	Amounts have been restated for the effects of changing the Company’s inventory policy from LIFO to FIFO, see Note (3) of the “Notes to Consolidated Financial Statements” for further information on the restatement. The cumulative effect on years prior to 2002 of applying retroactively the LIFO to FIFO change in accounting was $16,000, net of tax.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company and subsidiaries for the three years ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.
     The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note (3) to the consolidated financial statements.
Critical Accounting Policies; Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to: customer rebate accruals included in allowance for doubtful accounts; inventory valuation; restructuring amounts; asset impairments; goodwill impairments; pension assumptions and tax valuation allowances. Future events and their effects cannot be perceived with certainty. Accordingly, our accounting estimates require the exercise of management’s current best reasonable judgment based on facts available. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as more information is obtained and as the Company’s operating environments change. Accounting policies requiring significant management judgments include those related to revenue recognition, inventory valuation, rebate accruals, goodwill impairment, restructuring reserves, tax valuation allowances and pension benefit obligations.
     The Company’s critical accounting policies are described in Note (2) to the audited Consolidated Financial Statements. Significant business or customer conditions could cause material changes to the amounts reflected in our financial statements. For example, the Company enters into contractual agreements with certain of its customers for rebates, generally based on annual sales volumes. Should the Company’s estimates of the customers’ annual sales volumes vary materially from the sales volumes actually realized, revenue may be materially impacted, however, we have not historically been required to make material adjustments to our rebate accruals. Similarly, a large portion of the Company’s inventory is manufactured to customer specifications. Other inventory is generally less specific and saleable to multiple customers. However, losses may result should the Company manufacture customized products which it is unable to sell. Since raw materials inventory is generally not customer-specific, losses would generally relate to work in progress and finished goods inventory. The Company has not historically experienced major deviations in the level of reserve for unsaleable inventory, except in the case of discontinued product lines.
     Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and “indefinite-lived” intangibles are not amortized but are tested at least annually for impairment. On an ongoing basis, the Company reviews its operations for indications of potential goodwill impairment and annually tests its goodwill for impairment under SFAS 142 in November of each year. The Company identifies potential impairments of goodwill by comparing an estimated fair value for each applicable business unit to its respective carrying value. Although the values are assessed using a variety of internal and external sources, future events may cause reassessments of these values and related goodwill impairments. The Company currently has $27.4 million of goodwill relating to its Aerosol and Paint, Plastic and General Line segments included in its consolidated balance sheet.
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we continually review whether events and circumstances subsequent to the acquisition of any long-lived assets have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows or operating income (before amortization) on an undiscounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis. Our estimates of future cash flows are based on historical performance, our assessment of the impact of economic and industry-specific trends and Company-prepared projections. These estimates are highly likely to change from period to period based on performance and changes in market and economic conditions. A significant decline in our assessment of future cash flows and a significant decline in our assessment of the fair value of long-lived assets could cause us to record material impairment losses.
     As more fully described in Note (4) to the Consolidated Financial Statements, several restructuring programs were implemented in order to streamline operations and reduce costs. The Company has established reserves and recorded charges against such reserves, to cover the costs to implement the programs. The estimated costs were determined based on contractual arrangements, quotes from contractors, similar historical activities and other judgmental determinations. Actual costs may differ from those estimated. During 2004, the Company recorded net special charges of $8.7 million. The net charge consisted of new charges of $9.0 million, less reversals of $0.3 million due to changes in estimates of employee separation costs. $1.2 million of the charges related to position eliminations in connection with an early termination program in Laon, France and a product line profitability review program in the Company’s German food can business, which resulted in the Company idling certain of its production lines. The company also recorded a $7.8 million charge related to the closure of the New Castle, PA Lithography and the Elgin IL (Olive Can) Custom & Specialty plants. During 2003, the Company recorded a net charge of $0.4 million related to restructuring. The charge consisted of new restructuring reserves of $2.2 million less reversals of $1.8 million primarily related to changes in estimates of employee separation costs related to the Company’s Burns Harbor facility. At December 31, 2004, $7.3 million of reserves for restructuring programs were included in the Company’s consolidated balance sheet. $3.2 million of these reserves related to employee separation costs for employees that have already been separated. As these payments will be made over time, actual payments may not reflect the amounts accrued but they are unlikely to vary materially. $4.1 million of the reserve relates to future payments related to facilities that the Company has closed. The Company has made assumptions regarding the period of time that it will require to dispose of these facilities. In most cases, the Company has included costs through the life of the leases. If the Company disposes of or subleases the facilities earlier than expected, the Company will reduce the level of the reserve.
     The Company accounts for income taxes using the asset and liability method under which deferred income tax assets and liabilities are recognized for the tax consequences of “temporary differences” between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carry forwards. On an ongoing basis, the Company evaluates its deferred tax assets to determine whether it is more likely than not that such assets will be realized in the future and records valuation allowances against the deferred tax assets for amounts which are not considered more likely than not to be realized. The estimate of the amount that is more likely than not to be realized requires the use of assumptions concerning the amounts and timing of the Company’s future income by taxing jurisdiction. Actual results may differ from those estimates.
     In 2002, due to a history of operating losses in the United Kingdom and the Company’s German food can business coupled with the deferred tax assets that arose in connection with the restructuring programs and goodwill impairment charges, the Company determined that it could not conclude that it was “more likely than not” that all of the deferred tax assets of its United Kingdom and German food can operations would be realized in the foreseeable future. Accordingly, during the fourth quarter of 2002, the Company established a valuation allowance to provide for the estimated unrealizable amount of its foreign net deferred tax assets as of December 31, 2002. In 2003, after evaluation of the restated results of operations related to its Laon, France facility, the Company could not conclude that it would “more likely than not” realize the resultant deferred tax asset and, accordingly, recorded an additional valuation allowance. In 2004, the Company did not record an income tax benefit related to 2004 losses of those operations. In addition, during the fourth quarter of 2004, the Company provided a valuation allowance of $7.0 million to provide for the estimated unrealizable amount of its domestic net deferred tax assets as of December 31, 2004. The Company will continue to assess its valuation allowances and, to the extent it is determined that such allowances are no longer required, these deferred tax assets will be recognized in the future.
     The Company relies upon actuarial models to calculate its pension benefit obligations and the related effects on operations. Accounting for pensions and postretirement benefit plans using actuarial models requires the use of estimates and assumptions regarding numerous factors, including the discount rate, the long-term rate of return on plan assets, health care cost increases, retirement ages, mortality and employee turnover. On an annual basis, the Company evaluates these critical assumptions and makes changes to them as necessary to reflect the Company’s experience. In any given year, actual results could differ from actuarial assumptions made due to economic and other factors which could impact the amount of expense or liability for pensions or postretirement benefits the Company reports.
     Two of the critical assumptions in determining the Company’s reported expense or liability for pensions or postretirement benefits are the discount rate and the long-term expected rate of return on plan assets. The use of a lower discount rate and a lower long-term expected rate of return on plan assets would increase the present value of benefit obligations and increase pension expense and postretirement benefit expense. A 1% decrease in our discount rate would have caused our 2004 U.S. pension expense and postretirement expense to increase by approximately $0.7 million. A 1% decrease in our assumed return on plan assets would have increased our U.S. pension expense by approximately $0.3 million. At December 31, 2004, we reduced our discount rate related to our U.S. plans by 0.35% to 5.9%. This increased our annual 2004 U.S. pension expense and postretirement expense by approximately $0.3 million.
Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

	As of December 31,
	Revenue		Gross Profit		Percentage to Sales
	2004	2003	2004	2003	2004	2003
			(As Restated)		(As Restated)
Aerosol	$371,625	$359,246	$59,736	$61,058	16.1%	17.0%
International	298,077	287,354	6,094	(933)	2.0%	(0.3)%
Paint, Plastic & General Line	134,138	118,909	13,293	12,882	9.9%	10.8%
Custom & Specialty	40,939	57,933	1,096	3,240	2.7%	5.6%

Total	$844,779	$823,442	$80,219	$76,247	9.5%	9.3%

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
 Gross Profit
     Consolidated gross profit for the year ended December 31, 2004 was $80.2 million as compared to $76.2 million in 2003, an increase of $4.0 million. Along business segment lines, Aerosol gross profit dollars decreased $1.3 million versus 2003, and the percentage to sales decreased from 17.0% to 16.1%. The decrease in Aerosol gross profit dollars was due to increased raw material costs associated with steel surcharges, net of amounts passed through to customers ($5.5 million), partially offset by the positive impact of volume increases and decreased overhead ($4.2 million). In accordance with the terms of the majority of the Company’s customer agreements, steel surcharge cost increases were passed through to customers beginning in the second quarter of 2004. Due to the timing of the implementation of the selling price increases versus the cost increases in the first half of 2004, and additional increases incurred in the second half of the year, the Company did not recover all of the cost increases for 2004. See “Liquidity and Capital Resources” for a discussion of steel surcharges. International gross profit increased by $7.0 million, and the percentage to net sales increased from (0.3)% to 2.0%. The increase in International gross profit dollars and percentage to net sales was primarily due to cost reductions and operational improvements in the U.K. aerosol and German food can businesses and a non-recurring 2003 $2.6 million charge to operations by May Verpackungen to writedown its inventory to net realizable market value, partially offset by decreased volume and accelerated depreciation related to production lines idled in conjunction with the German food can product line profitability review. The Paint, Plastic & General Line segment gross profit increased $0.4 million versus 2003, while the percentage to net sales decreased to 9.9% in 2004. The improvement in dollars was driven by increased plastics volume and related efficiencies ($1.6 million), partially offset by customer and product mix ($1.2 million). In the Custom & Specialty segment, gross profit dollars decreased to $1.1 million in 2004 versus $3.2 million in 2003, driven by decreased volume due to foreign competitive pressure in the Custom & Specialty marketplace.
 Selling, General and Administrative Costs
     Selling, general and administrative costs increased from $36.0 million in 2003 to $41.9 million in 2004. The increase in selling, general and administrative costs was primarily due to $1.6 million of severance payments to be made over time to the Company’s former Chief Executive Officer and a former European executive, professional fees of $2.2 million associated with the investigation of the Laon, France facility, and the negative impact of the translation of expenses incurred in foreign currencies to U.S. Dollars.
Restructuring
     During 2004, the Company recorded net special charges of $8.7 million. The net charge consisted of new charges of $9.0 million, less reversals of $0.3 million due to changes in estimates of employee separation costs. $1.2 million of the charges related to position eliminations in connection with an early termination program in Laon, France and a product line profitability review program in the Company’s German food can business, which resulted in the Company idling certain of its production lines. The company also recorded a $7.8 million charge related to the closure of the New Castle, PA Lithography and the Elgin IL (Olive Can) Custom & Specialty plants. The charge was for employee separation costs connected to the facility closings ($1.2 million), accelerated depreciation related to assets which were idled ($4.7 million), and facility closing costs of ($1.9 million). In 2005, additional facility exit costs will be recorded related to the 2004 New Castle, PA and Olive Can facility exits of approximately $1.0 million.

	January 1, 2004				December 31, 2004
(in millions)	Balance	Net Additions	Cash Deductions	Other	Balance
Employee Separation	$4.3	$2.1	($3.5)	$0.3 (b)	$3.2
Facility Closing Costs	3.6	1.9	(1.4)	—	4.1
Asset Write-offs(c)	—	4.7	—	(4.7)	—

Total	$7.9	$8.7	($4.9)	$(4.4)	$7.3	(a)

(a)	Includes $3.0 million classified as other long-term liabilities as of December 31, 2004.

(b)	Non-cash foreign currency impact

(c)	Represents non-cash accelerated depreciation related to the New Castle, PA and Olive Can facility closings, which was recorded as a reduction in property, plant and equipment.
 Other Income (Expense)
     Other income was $2.7 million in 2004 versus $0.4 million in 2003. The income represents the Company’s share of the net income of its joint venture equity investment in Argentina ($0.6 million), and dividends, other income and sale proceeds related to the sale of a cost based investment ($2.1 million).
 Interest Expense and Bank Financing Fees; Preferred Stock Dividend Requirements
     Interest expense in 2004 decreased 5.8%, or $3.2 million, versus 2003 due primarily to the expiration of the Company’s interest rate protection agreements in the fourth quarter of 2003 ($5.1 million), partially offset by higher interest rates due primarily to the issuance of the 10 7/8% Senior Secured Notes in July 2003 ($1.9 million).
     Bank financing fees for 2004 were $5.1 million compared to $6.1 million for 2003. The 2003 fees included $1.5 million of fees incurred and expensed by the Company to amend its Senior Secured Credit Facility. In addition, during 2004, the amortization of deferred financing costs increased due to fees and expenses associated with the Company’s new Credit Facility and the issuance of the 10 7/8% Senior Secured Notes in July 2003, which are being amortized over the life of the applicable borrowings. Further, in connection with the Company’s 2004 Credit Facility waivers and amendments, the

Company paid fees of $1.0 million which are also included in the Company’s 2004 bank financing fees. See “Liquidity and Capital Resources” for further information on the waivers and amendments.
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
Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

	As of December 31,
	Revenue		Gross Profit		Percentage to Sales
	2003	2002	2003	2002	2003	2002
			(As Restated)		(As Restated)
Aerosol	$359,246	$364,133	$61,058	$59,559	17.0%	16.4%
International	287,354	241,254	(933)	7,788	(0.3)%	3.2%
Paint, Plastic & General Line	118,909	119,952	12,882	11,372	10.8%	9.5%
Custom & Specialty	57,933	71,218	3,240	725	5.6%	1.0%

Total	$823,442	$796,557	$76,247	$79,444	9.3%	10.0%

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
 Gross Profit
     Consolidated gross profit for the year ended December 31, 2003 was $76.2 million as compared to $79.4 million in 2002, a decrease of $3.2 million. Along business segment lines, Aerosol gross profit dollars increased $1.5 million versus 2002, and the percentage to sales increased from 16.4% to 17.0%. The increase in gross profit dollars and percentage to sales was driven by the positive impact of restructuring programs ($5.9 million) partially offset by the margin and overhead absorption impacts ($4.4 million) of the decreased volume. International gross profit decreased by $8.7 million, and the percentage to net sales decreased from 3.2% to (0.3)%. The decline in International gross profit dollars and percentage to net sales was primarily due to a $2.6 million charge to operations by May Verpackungen to writedown its inventory to net realizable market value as well as increased material and production costs at May Verpackungen which cannot be passed through to customers ($0.5 million). The positive benefit of the Southall plant closure in the third quarter of 2002 ($3.0 million), was offset by the negative impact of volume related inefficiencies in the UK and France ($6.1 million) and a non-recurring pension benefit in 2002 of $2.5 million. The Paint, Plastic & General Line segment gross profit increased $1.5 million versus 2002 and the percentage to net sales increased 1.3 percentage points to 10.8% in 2003. The improvement was driven by restructuring program benefits ($0.7 million) and other plastics cost reductions ($1.2 million), offset by the impact of decreased paint volume of ($0.4 million). In the Custom & Specialty segment, gross profit dollars increased to $3.2 million in 2003 versus $0.7 million in 2002. The improvement was driven by a restructuring benefit of $0.6 million, and other cost reduction programs and operational efficiencies of $1.9 million.
Selling, General and Administrative Costs
          Selling, general and administrative costs decreased from $38.5 million in 2002 to $36.0 million in 2003 due to positive results from Company-wide cost savings programs.
Interest Expense and Bank Financing Fees; Preferred Stock Dividend Requirements
          Interest expense in 2003 increased 6.1%, or $3.1 million, versus 2002 due to higher interest rates ($1.0 million) and higher average borrowings ($2.8 million). The increase in interest expense was partially offset by a $0.7 million decrease in interest expense versus prior year related to the October 10, 2003 expiration of the Company’s interest rate protection agreements. See Note (5) to the Consolidated Financial Statements for a further discussion of the Company’s debt position.
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
LIQUIDITY AND CAPITAL RESOURCES
          During 2004, liquidity needs were met through cash provided by operating activities, seasonal borrowings made under credit lines, proceeds from the sale of a facility and proceeds from the initial sale of receivables by one of the Company’s European facilities as discussed below. Principal liquidity needs included operating costs, seasonal working capital needs and capital expenditures. Cash flow provided by operations was $5.5 million for the year ended December 31, 2004, compared to $30.8 million for the year ended December 31, 2003. The decrease in cash provided was primarily due to increased use of working capital in 2004, driven by accelerated inventory purchases in advance of 2005 price increases.
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
          Net cash used in financing activities in 2004 was $6.6 million versus net cash used in financing activities of $1.3 million in 2003. Net cash used in financing activities includes the payment of $6.9 million of fees related to the new Credit Facility, as more fully described below. In 2003 net cash used in financing activities included the repayment of borrowings under the Company’s former Senior Secured Credit Facility with proceeds from the offering of the 10 7/8% Senior Secured Notes.
          The Company entered into a Credit Agreement among U.S. Can Corporation, United States Can Company and Various Lending Institutions with Deutsche Bank Trust Company Americas as Administrative Agent, dated as of June 21, 2004 (“Credit Facility”). The Credit Facility provides for aggregate borrowings of $315.0 million consisting of a $250.0 million Term B loan and a $65.0 million Revolving Credit Facility. The $65.0 million revolving credit facility will be used by the Company for ongoing working capital and general corporate purposes, including the issuance of Letters of Credit as described below. The Letters of Credit subfacility is limited to $25.0 million.
          The Company used the $250.0 million initial Term B proceeds to repay in full all amounts outstanding under the Company’s former Senior Secured Credit Facility and a term loan of $16.5 million, secured by a mortgage on the Company’s Merthyr Tydfil, U.K facility.
          At December 31, 2004, the Company did not have any borrowings outstanding under its $65.0 million revolving loan portion of the Credit Facility. Letters of Credit of $12.4 million were outstanding securing the Company’s obligations under various insurance programs and other contractual agreements, which reduce the Company’s availability under its revolving credit facility.
          The Company has paid approximately $6.9 million of fees and expenses related to the new Credit Facility through December 31, 2004, including waiver and amendment fees in connection with the Laon France facility investigation of $1.0 million. In addition, the Company wrote off $5.5 million of remaining deferred financing fees related to the Company’s former Senior Secured Credit Facility.
          Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to either: (1) the base rate (as defined in the Credit Facility) or (2) the eurocurrency rate (as defined by the Credit Facility), in each case, plus an applicable margin. During 2004, the Company’s Board of Directors and Audit Committee conducted an investigation at its Laon, France facility after the Company became aware of certain issues at the facility following the departure of the facility’s financial controller. The Company was required to obtain waivers of its requirement under the Company’s Credit Facility to timely file financial statements. In connection with such waivers and amendments, the Company paid fees of $1.0 million and agreed to an increase of 0.25% in the rate applicable to borrowings under the Credit Facility.
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
          The Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of the Company and its direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned of the Company’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law).
          United States Can has outstanding $125.0 million aggregate principal amount of 10 7/8% Senior Secured Notes due July 15, 2010. The 10 7/8% Senior Secured Notes are secured obligations, on a second priority basis behind the lenders under the Company’s Credit Facility, of United States Can and are senior in right of payment to all of United States Can’s unsubordinated indebtedness. The 10 7/8% Senior Secured Notes are guaranteed on a senior secured basis by U.S. Can and all of United States Can’s domestic restricted subsidiaries.
          United States Can also has outstanding $171.7 million aggregate principal amount of 12 3/8% Senior Subordinated Notes due October 1, 2010. The 12 3/8% Senior Subordinated Notes are unsecured obligations of United States Can and are subordinated in right of payment to all of United States Can’s senior indebtedness. The 12 3/8% Senior Subordinated Notes are guaranteed by U.S. Can and all of United States Can’s domestic restricted subsidiaries.
          The Credit Facility, the 10 7/8% Senior Secured Notes and the 12 3/8% Senior Subordinated Notes contain a number of financial and restrictive covenants. Under the Credit Facility, the Company is required to meet certain financial tests, including achievement of a minimum interest coverage ratio, a maximum total leverage ratio, a maximum first lien leverage ratio, and maximum annual capital expenditures. The restrictive covenants limit the Company’s ability to incur liens and debt, sell assets, pay dividends or make distributions, repurchase debt and to make certain loans, investments or acquisitions. The Company was in compliance with all of the required financial ratios and other covenants at December 31, 2004.
          The Company’s Credit Facility permits, from time to time and subject to certain conditions, the redemption of the subordinated debt. The Company intends to pursue opportunistic repurchases of its outstanding 12 3/8% Senior Subordinated Notes as time and circumstances permit, subject to market conditions, the trading price of the 12 3/8% Senior Subordinated Notes and the terms of the Company’s Credit Facility and Senior Secured Notes.
          On December 16, 2004, one of the Company’s European facilities (“U.K. Can”) finalized the terms of an accounts receivable factoring arrangement. Under the terms of the agreement, U.K. Can will factor its customer accounts receivable, subject to a maximum of £5.0 million of receivables. U.K. Can pays a nominal factoring fee and an interest charge for amounts advanced to it that have not been paid by the customer to the factor. U.K. Can received its initial draw down under the factoring agreement in December 2004 (£2 million) and used a portion of this draw to repay an outstanding balance of a loan with a Company subsidiary.
          The Company continually evaluates all areas of its operations for ways to improve profitability and overall Company performance. In connection with these evaluations, management considers numerous alternatives to enhance the Company’s existing business including, but not limited to acquisitions, divestitures, capacity realignments and alternative capital structures.
          As more fully described in Note (4) to the Consolidated Financial Statements, the Company initiated several restructuring programs over the past several years, including the closure of the New Castle, PA Lithography and Elgin, IL (Olive Can) Custom & Specialty plants in 2004. While the majority of the restructuring initiatives were completed, certain portions of the programs were not completed in 2004. Future cash requirements related to these programs are estimated to be approximately $4.3 million in 2005 and $3.0 million in 2006 and beyond, consisting primarily of employee termination costs and future ongoing facility carrying costs that will be paid over many years. The Company expects to fund these cash requirements from cash on hand, operations and borrowings under the revolving credit facility.
          At existing levels of operations, cash generated from operations together with amounts to be drawn from the revolving credit facility, are expected to be adequate to meet anticipated debt service requirements, restructuring costs, capital expenditures and working capital needs for the next twelve months. Future operating performance, unexpected capital expenditures, investments, acquisitions and the ability to service or refinance the notes, to service, extend or refinance the Credit Facility and to redeem or refinance our preferred stock will be subject to future economic conditions and to financial, business and other factors, many of which are beyond management’s control.

The Company has a number of contractual commitments to make future cash payments. Under existing agreements, contractual obligations as of December 31, 2004 are as follows (000’s omitted):

	Payments due by period
Contractual Obligations (a)	1st year	2-3 years	4-5 years	After 5 years	Total

Long term debt	$8,895	$7,815	$6,072	$536,335	$559,117
Capital lease obligations	550	329	—	—	879
Operating leases	6,580	9,451	7,004	9,221	32,256
Pension & other post-retirement employee benefit obligations (b)	5,846	13,060	13,143	—	32,049
Other long-term liabilities on the consolidated balance sheet	4,901	1,109	669	629	7,308

Total Contractual Commitments	$26,772	$31,764	$26,888	$546,185	$631,609

(a)	The aggregate amount of the Company’s open purchase obligations is not included in the Company’s contractual obligations table due to the short-term nature and, excluding the amount that the Company has committed to spend to complete projects included in Construction in Progress (as discussed previously), the immateriality of the purchase obligations that the Company is contractually obligated to as of December 31, 2004.

(b)	The Company’s long-term pension and post-retirement benefit obligations are estimates based on the Company’s current information and are subject to collective bargaining agreements. The Company reserves the right to make changes to these estimates in the future as facts and circumstances change and new information is received. Additionally, the amount of contractual obligations beyond five years is not reliably estimable and is therefore not included in the table.
          See Note (5) to the Consolidated Financial Statements for further information on obligations under our borrowing agreements and Note (9) for further information on capital and operating leases.
INFLATION
          Tin-plated steel represents the primary component of the Company’s raw materials requirements. Historically, the Company has not always been able to immediately offset increases in tinplate prices with customer price increases. The Company’s capital spending programs and manufacturing process upgrades are designed to increase operating efficiencies and mitigate the impact of inflation on the Company’s cost structure.
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

NEW ACCOUNTING PRONOUNCEMENTS
          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the previously issued guidance to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). The new rule requires, among other provisions, that such items be recognized as current-period charges, regardless of whether they meet the “abnormal” criteria outlined in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is still evaluating the provisions of SFAS No. 151 but does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.
          The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” in December 2004. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The statement also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on the Company’s financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. SFAS No. 123R is effective for periods beginning after June 15, 2005. The Company is currently evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption it will use. However, based on the Company’s current level of annual option grants and the number of unvested options the Company had outstanding at the end of 2004, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Risk
          The Company bears foreign exchange risk because much of our financing is currently obtained in U.S. dollars, but a portion of the Company’s revenues and expenses are earned in the various currencies of our foreign subsidiaries’ operations.
Interest Rate Risk
          Interest rate risk exposure results from our floating rate borrowings. A portion of the interest rate risks were hedged by entering into swap and collar agreements. The agreements expired in October of 2003. The Company does not currently intend to enter into new interest rate protection agreements.
          The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates as of December 31, 2004. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Debt Obligations	2005	2006	2007	2008	2009	Thereafter	Fair Value
				(dollars in millions)
Fixed rate	$0.5	$1.2	$—	$—	$—	$296.7	$301.4
Average interest rate	4.30%	8.51%	—	—	—	11.74%
Variable rate	$8.9	$3.5	$3.5	$3.6	$2.5	$239.6	$261.6
Average interest rate	5.15%	5.99%	6.00%	6.01%	5.80%	5.74%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To U.S. Can Corporation:
Lombard, Illinois
We have audited the accompanying consolidated balance sheets of U.S. Can Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002.
As discussed in Note 2 to the accompanying consolidated financial statements, in 2004 the Company changed its method of accounting for the cost of inventories from the LIFO to FIFO method.
DELOITTE & TOUCHE LLP
Chicago, Illinois
March 7, 2005 (September 21, 2005 as to the effects of Note 3)

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted)

	For the Year Ended
	As Restated (See Note (3))
	December 31,	December 31,	December 31,
	2004	2003	2002

Net Sales	$844,779	$823,442	$796,557

Cost of Sales	764,560	747,195	717,113

Gross Profit	80,219	76,247	79,444

Selling, General and Administrative Expenses	41,896	35,986	38,474

Special Charges	8,747	382	8,921

Other Income	(2,735)	(419)	(215)

Interest Expense	51,232	54,411	51,278

Bank Financing Fees	5,081	6,118	4,051

Loss on Early Extinguishment of Debt	5,508	—	—

Loss from Operations Before Income Taxes and Cumulative Effect of Accounting Change	(29,510)	(20,231)	(23,065)

Provision for Income Taxes	302	1,686	36,197

Loss from Operations Before Cumulative Effect of Accounting Change	(29,812)	(21,917)	(59,262)

Cumulative Effect of Accounting Change, net of income taxes	—	—	(18,302)

Net Loss	(29,812)	(21,917)	(77,564)

Preferred Stock Dividend Requirement	(15,299)	(13,821)	(12,521)

Net Loss Attributable to Common Stockholders	$(45,111)	$(35,738)	$(90,085)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000’s omitted, except per share data)

		As Restated (See Note (3))
	December 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,108	$22,964
Accounts receivable, net of allowances	78,523	81,393
Inventories, net	105,267	94,342
Deferred income taxes	7,525	1,101
Other current assets	30,811	13,917

Total current assets	229,234	213,717

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization	227,022	247,489
GOODWILL	27,384	27,384
DEFERRED INCOME TAXES	23,199	30,816
OTHER NON-CURRENT ASSETS	50,913	54,519

Total assets	$557,752	$573,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$9,445	$23,457
Accounts payable	100,978	98,411
Accrued expenses	55,562	50,695
Restructuring reserves	4,347	3,412
Income taxes payable	479	362

Total current liabilities	170,811	176,337

LONG TERM DEBT	550,551	535,767

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	68,882	71,779

OTHER LONG-TERM LIABILITIES	3,684	5,492

Total liabilities	793,928	789,375

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized, 106,667 shares issued & outstanding	162,253	146,954

STOCKHOLDERS’ EQUITY:
Common stock, $10.00 par value, 100,000 shares authorized, 53,333 shares issued & outstanding	533	533
Additional paid-in-capital	52,800	52,800
Accumulated other comprehensive loss	(19,038)	(28,124)
Accumulated deficit	(432,724)	(387,613)

Total stockholders’ equity / (deficit)	(398,429)	(362,404)

Total liabilities and stockholders’ equity	$557,752	$573,925

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(000’s omitted)

			Accumulated Other
	Common Stock	Paid-in-Capital	Comprehensive Loss	Accumulated Deficit	Comprehensive Income (Loss)
BALANCE AT DECEMBER 31, 2001, as previously reported	$533	$52,800	$(38,651)	$(261,806)
2002 Activity as Restated (See Note (3)):

Adjustment for the cumulative effect on prior years of applying retroactively the LIFO to FIFO change in accounting (See Note (2)(c))	—	—	—	16

BALANCE AT DECEMBER 31, 2001, as restated	533	52,800	(38,651)	(261,790)

Net loss	—	—	—	(77,564)	$(77,564)
Unrealized gain on cash flow hedge	—	—	176	—	176
Preferred stock dividends	—	—	—	(12,521)	—
Equity adjustment to reflect minimum pension liability	—	—	(22,058)	—	(22,058)
Currency translation adjustment	—	—	9,160	—	9,160

Comprehensive loss					$(90,286)

RESTATED BALANCE AT DECEMBER 31, 2002	533	52,800	(51,373)	(351,875)

2003 Activity as Restated (See Note (3)):

Net loss	—	—	—	(21,917)	$(21,917)
Unrealized gain on cash flow hedge	—	—	3,686	—	3,686
Preferred stock dividends	—	—	—	(13,821)	—
Equity adjustment to reflect minimum pension liability	—	—	3,565	—	3,565
Currency translation adjustment	—	—	15,998	—	15,998
Comprehensive income					$1,332

RESTATED BALANCE AT DECEMBER 31, 2003	533	52,800	(28,124)	(387,613)

2004 Activity as Restated (See Note (3)):

Net loss	—	—	—	(29,812)	$(29,812)
Preferred stock dividends	—	—	—	(15,299)	—
Equity adjustment to reflect minimum pension liability	—	—	2,657	—	2,657
Currency translation adjustment	—	—	6,429	—	6,429
Comprehensive loss					$(20,726)

BALANCE AT DECEMBER 31, 2004	$533	$52,800	$(19,038)	$(432,724)

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)

	For the Year Ended December 31,
	As Restated (See Note (3))
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,812)	$(21,917)	$(77,564)
Adjustments to reconcile net loss to net cash provided by operating activities — Depreciation and amortization	43,725	38,060	34,425
Special charges	8,747	382	8,921
Loss on early extinguishment of debt	5,508	—	—
Cumulative effect of accounting change, net of tax	—	—	18,302
Deferred income taxes	(1,521)	(74)	35,049
Proceeds from accounts receivable factoring	3,852	11,195	—
Change in operating assets and liabilities:
Accounts receivable	(6,956)	(631)	12,458
Inventories	(7,897)	18,570	2,704
Accounts payable	(1,729)	(10,895)	(4,101)
Accrued expenses	(1,336)	(7,494)	(19,592)
Other, net	(7,070)	3,556	(6,785)

Net cash provided by operating activities	5,511	30,752	3,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including restructuring capital	(15,901)	(20,288)	(27,235)
Proceeds from sale of property	1,191	5,429	5,662
Dividends from (investment in) Formametal S.A.	1,350	310	(133)

Net cash used in investing activities	(13,360)	(14,549)	(21,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of 12 3/8% notes	—	(3,011)	—
Issuance of 10 7/8% notes	—	125,000	—
Borrowing of Term B loan	250,000	—	—
Payments of Term B loan	(1,875)	—	—
Net borrowings (payments) under the revolving line of credit	(42,100)	(27,600)	13,600
Payment of Tranche A loan	(38,706)	(27,294)	(8,000)
Payment of Tranche B loan	(130,175)	(47,575)	(1,000)
Payment of Tranche C loan	(20,000)	—	—
Borrowing of other debt	5,921	5,901	12,625
Payments of other long-term debt, including capital lease obligations	(22,699)	(19,829)	(3,168)
Payment of debt financing costs	(6,926)	(6,938)	—

Net cash provided by (used in) financing activities	(6,560)	(1,346)	14,057

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,447)	(3,583)	779

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,856)	11,274	(3,053)
CASH AND CASH EQUIVALENTS, beginning of year	22,964	11,690	14,743

CASH AND CASH EQUIVALENTS, end of year	$7,108	$22,964	$11,690

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(1) Basis of Presentation and Operations
     The consolidated financial statements include the accounts of U.S. Can Corporation (the “Corporation” or “U.S. Can”), its wholly owned subsidiary, United States Can Company (“United States Can”), and United States Can’s subsidiaries (the “Subsidiaries”). All significant intercompany balances and transactions have been eliminated. The consolidated group is referred to herein as “the Company”. Certain prior year amounts have been reclassified to conform with the 2004 presentation. The reclassifications had no effect on net loss attributable to common stockholders or total assets.
     The Company is a supplier of steel and plastic containers for personal care, household, food, automotive, paint and industrial supplies, and other specialty products. The Company operates 11 plants in the United States and 8 plants located in Europe.
(2) Summary of Significant Accounting Policies
     (a) Cash and Cash Equivalents — The Company considers all liquid interest-bearing instruments purchased with an original maturity of three months or less to be cash equivalents.
     (b) Accounts Receivable and Rebate Allowances — Allowances for accounts receivable are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectibility of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Activity in the accounts receivable allowances accounts was as follows (000’s omitted):

	2004	2003	2002

Balance at beginning of year	$16,256	$16,157	$12,243
Provision for doubtful accounts	843	1,387	1,420
Change in discounts, allowances and rebates	(391)	(975)	3,438
Write-offs of doubtful accounts, net of recoveries	(2,221)	(313)	(944)

Balance at end of year	$14,487	$16,256	$16,157

     (c) Inventories— Inventories are stated at the lower of cost using the first-in, first-out (FIFO) method or market. Prior to April 5, 2004, all of the Company’s domestic inventories were accounted for at the lower of cost determined on a last-in, first-out (LIFO) basis or market, while inventories of the Company’s foreign subsidiaries were stated at the lower of cost determined on a FIFO basis or market. During the quarter ended July 4, 2004, the Company’s domestic operations changed the method of accounting for the cost of inventories from the LIFO method to the FIFO method. This change in accounting principle was made to provide a better matching of revenue and expenses, and to enhance transparency of the Company’s financial statements by conforming the Company’s method of inventory valuation to a single method. Retroactive restatement of the 2004, 2003 and 2002 financial statements for this accounting change are being made in this filing. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.

     Inventories reported in the accompanying balance sheets were classified as follows (000’s omitted):

	2004	2003
		(As Restated)

Raw materials	$35,849	$21,689
Work in progress	38,758	38,310
Finished goods	30,660	34,343

Total Inventory	$105,267	$94,342

     (d) Property, Plant and Equipment—Property, plant and equipment is recorded at cost. Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Maintenance and repairs charged against earnings were approximately $26.7 million, $27.5 million and $27.4 million in 2004, 2003 and 2002, respectively. Upon sale or retirement of these assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.
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
     Property, plant and equipment reported in the accompanying balance sheets is classified as follows (000’s omitted):

	2004	2003

Land	$6,455	$6,410
Buildings	64,226	63,828
Machinery and equipment	485,160	455,302
Capital leases	2,861	8,395
Construction in process	9,497	17,577

	568,199	551,512
Accumulated depreciation and amortization	(341,177)	(304,023)

Total Property, Plant and Equiment	$227,022	$247,489

     (e) Goodwill — Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and “indefinite-lived” intangibles are not amortized but are tested at least annually for impairment. On an ongoing basis, the Company reviews its operations for indications of potential goodwill impairment and annually tests its goodwill for impairment under SFAS 142 in November of each year. The Company identifies potential impairments of goodwill by comparing an estimated fair value for each applicable business unit to its respective carrying value. Although the values are assessed using a variety of internal and external sources, future events may cause reassessments of these values and related goodwill impairments. The Company ceased the amortization of its goodwill in 2002. The Company recorded a non-cash, pre-tax goodwill impairment charge of $39.1 million ($18.3 million, net of tax) as the cumulative effect of a change in accounting in the fourth quarter of 2002, effective January 1, 2002.
     (f) Bank Financing Fees — Costs related to the issuance of new debt and bank costs related to amendments of debt agreements are included in other non-current assets and are deferred and amortized over the terms (or remaining terms) of the related debt agreements. Third party costs, other than bank costs, related to amendments of debt agreements are expensed as incurred. Amortization of financing costs in 2004, 2003, and 2002 were $5.1 million, $4.6 million and $4.1 million, respectively and are included in bank financing fees. During 2004, the Company’s Board of Directors and Audit Committee conducted an investigation at its Laon, France facility after the Company became aware of certain issues at the facility following the departure of the facility’s financial controller. The Company was required to obtain waivers of its requirement under the Company’s Credit Facility to timely file financial statements. The Company paid approximately $6.9 million of fees and expenses related to the new Credit Facility in 2004, including waiver and amendment fees in connection with the Laon, France facility investigation mentioned above of $1.0 million. During 2003, the Company incurred and expensed $1.5 million of third party fees to amend the Senior Secured Credit Facility. These fees were also included in bank financing fees. The Company did not incur any financing costs in 2002.

     (g) Impairment of Long-Lived Assets — In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company continually reviews whether events and circumstances subsequent to the acquisition of any long-lived assets have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the Company uses projections to assess whether future cash flows or operating income (before amortization) on an undiscounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.
     (h) Revenue — Revenue is recognized when goods are shipped, at which time, title and risk of loss pass to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded. In accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records freight billed to its customers as net sales and the related freight costs as a cost of sales.
     (i) Customer Rebates — The Company enters into contractual agreements with certain of its customers for rebates, generally based on annual sales volumes. As sales occur, an allowance for rebates is accrued on the balance sheet and is charged against net sales.
     (j) Foreign Currency Translation — The functional currency for all the Company’s Subsidiaries is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains or losses resulting from such translation are included in accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions were not material in 2004, 2003 or 2002.
     (k) Financial Instruments — To manage interest rate exposure and as required under the Company’s former Senior Secured Credit Facility, the Company entered into interest rate agreements in 2000. These agreements expired on October 10, 2003. The net interest paid or received on the agreements was recognized as interest income or expense. The interest rate agreements were reported in the consolidated financial statements at fair value using a mark to market valuation. Changes in the fair value of the contracts were recorded each period as a component of other comprehensive income. Gains or losses on interest rate agreements were reclassified as earnings or losses in the period in which earnings were affected by the underlying hedged item. The Company does not use financial instruments for trading or speculative purposes.
     (l) Accumulated Other Comprehensive Loss — The components of accumulated other comprehensive loss for 2004, 2003 and 2002 are as follows (000’s omitted):

	2004	2003	2002

Foreign Currency Translation Adjustment	$220	$(7,479)	$(25,341)
Minimum Pension Liability Adjustment	(19,258)	(20,645)	(22,346)
Unrealized Loss on Cash Flow Hedges	—	—	(3,686)

Total Accumulated Other Comprehensive Loss	$(19,038)	$(28,124)	$(51,373)
     The components of comprehensive loss for 2004, 2003 and 2002 are included in the Statements of Stockholder’s Equity. The unrealized loss on cash flow hedge included in comprehensive gain / (loss) is net of reclassifications of losses included in interest expense of $5.1 million and $5.8 million for the years ended December 31, 2003 and 2002, respectively. Minimum pension liability adjustment as of December 31, 2004, 2003 and 2002 is net of taxes of $9.0 million, $11.5 million and $12.6 million, respectively. Unrealized loss on cash flow hedges as of December 31, 2002 is net of taxes of $2.3 million.
     (m) Stock-Based Compensation — The Company periodically issues stock-based compensation under its U.S. Can 2000 Equity Incentive Plan. The Company continues to use the intrinsic fair value method under Accounting Principles Board (“APB”) Opinion No. 25 to account for the its stock-based compensation plan; therefore, no compensation costs are recognized in the Company’s financial statements for options granted.

     In accordance with SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, the following table presents (in thousands) what the Company’s net loss would have been had the Company determined compensation costs using the fair value-based accounting method for each of the three years ended December 31, 2004.

	As Restated For the Years Ended December 31,
	2004	2003	2002

Net Loss	$(29,812)	$(21,917)	$(77,564)
Stock-Based Compensation Cost, net of tax — fair value method	(106)	(88)	(151)

Pro-Forma Net Loss	$(29,918)	$(22,005)	$(77,715)

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. The Company is currently evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption it will use. However, based on the Company’s current level of annual option grants and the number of unvested options the Company had outstanding at the end of 2004, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations. See (p) New Accounting Pronouncements for further details on SFAS No 123R.
     (n) Income Taxes — The Company accounts for income taxes using the asset and liability method under which deferred income tax assets and liabilities are recognized for the tax consequences of “temporary differences” between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carry forwards. On an ongoing basis, the Company evaluates its deferred tax assets to determine whether it is more likely than not that such assets will be realized in the future and records valuation allowances against the deferred tax assets for amounts which are not considered more likely than not to be realized. The estimate of the amount that is more likely than not to be realized requires the use of assumptions concerning the amounts and timing of the Company’s future income by taxing jurisdiction.
     (o) Consolidation — The Company’s consolidated financial statements include the accounts of United States Can Corporation and its controlled subsidiaries. Intercompany transactions are eliminated in consolidation. The Company uses the equity method to account for its investments in entities in which the Company exercises a significant, but not a controlling, influence.
     In March 1998, a European Subsidiary acquired a 36.5% equity interest in Formametal S.A. (“Formametal”), an aerosol can manufacturer located in Argentina, for $4.6 million. Including the initial investment, the Company has made advances to and investments in Formametal totaling $20.8 million. The Company has also provided a $7.5 million loan to Formametal, payable in installments through March 31, 2007. During 2004, the Company received dividends from Formametal in the amount of $1.4 million. Since acquiring its equity interest in Formametal, the Company has received cumulative dividends of $1.7 million. In January 2002, Argentina enacted legislation which, among other things, repealed the one to one U.S. dollar to Argentinean peso exchange rate. The Company has determined that the Argentinean peso denominated portion of the investment in Formametal will not be settled in the foreseeable future and therefore has reduced the investment balance by $15.4 million with an offsetting charge to accumulated other comprehensive loss, representing the impact of the devaluation. The Company uses the equity method to account for its equity investment in Formametal. During 2004, 2003 and 2002, the Company’s share of the net income of its equity investment in Formametal was $0.6 million, $0.4 million and $0.1 million, respectively.
     During 2004, the Company also received $2.1 million of dividends, other income and sale proceeds related to the sale of a cost based investment.
     (p) New Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 became effective during the fourth quarter of 2003. The Company adopted FIN 46 in January of 2003. There was no impact to the financial position and results of operations of the Company as a result of the adoption in 2003. In December of 2003, the FASB issued Revised FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address various FIN 46 implementation issues. The Company adopted FIN 46-R in April of 2004. Adoption of FIN 46-R had no impact on the Company’s financial statements.
     In June 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. SFAS No. 106-2 provides guidance on the accounting, disclosure, effective date and transition related to The Act. SFAS No. 106-2 was adopted by the Company on July 5, 2004 and did not have a material impact on the Company’s financial statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the previously issued guidance to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). The new rule requires, among other provisions, that such items be recognized as current-period charges, regardless of whether they meet the “abnormal” criteria outlined in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is still evaluating the provisions of SFAS No. 151 but does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.
     The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” in December 2004. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The statement also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on the Company’s financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption it will use. However, based on the Company’s current level of annual option grants and the number of unvested options the Company had outstanding at the end of 2004, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial statements.
     (q) Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to: customer rebate accruals included in allowance for doubtful accounts; inventory valuation; restructuring amounts; asset impairments; goodwill impairments; pension assumptions and tax valuation allowances. Future events and their effects cannot be perceived with certainty. Accordingly, our accounting estimates require the exercise of management’s current best reasonable judgment based on facts available. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as more information is obtained and as the Company’s operating environments change. Accounting policies requiring significant management judgments include those related to revenue recognition, inventory valuation, rebate accruals, goodwill impairment, restructuring reserves, tax valuation allowances and pension benefit obligations. While actual results could differ from these estimates, management believes that these estimates are reasonable.
     (r) Accrued Current Liabilities — Included in accrued expenses as of December 31, 2004 and 2003 were accrued payroll and other employee benefits of $12.5 million and $12.2 million, respectively, and accrued interest of $14.7 million and $14.7 million, respectively. Included in accounts payable as of December 31, 2004 and 2003 were unfunded disbursements of $9.8 million and $13.8 million, respectively. Unfunded disbursements represent outstanding checks that have not cleared the bank as of the end of the year.
(3) Restatement
     On September 13, 2005, in response to a comment letter from the staff of the Securities and Exchange Commission that, among other things, requested information relating to the Company’s accounting change from LIFO to FIFO during the second quarter of 2004 and the application of APB Opinion No. 20, the Audit Committee of the Board of Directors of the Company agreed with management’s recommendation to restate the Company’s financial statements for the effects of changing the Company’s inventory policy from LIFO to FIFO (the “Restatement”). The cumulative effect on years prior to 2002 of applying retroactively the LIFO to FIFO change in accounting was $16,000, net of tax. A summary of the significant effects of the restatement are as follows:

	For the Years Ended December 31,
	2004		2003		2002
		AS		AS		AS
	AS	PREVIOUSLY	AS	PREVIOUSLY	AS	PREVIOUSLY
	RESTATED	REPORTED	RESTATED	REPORTED	RESTATED	REPORTED

Cost of Sales	$764,560	$765,358	$747,195	$746,246	$717,113	$717,237
Gross Profit	80,219	79,421	76,247	77,196	79,444	79,320
Loss From Operations Before Income Taxes and Cumulative Effect of Accounting Change	(29,510)	(30,308)	(20,231)	(19,282)	(23,065)	(23,189)
Provision (Benefit) for Income Taxes	302	(3)	1,686	2,049	36,197	36,150
Net Loss Before Cumulative Effect of Accounting Change	(29,812)	(30,305)	(21,917)	(21,331)	(59,262)	(59,339)
Net Loss	(29,812)	(30,305)	(21,917)	(21,331)	(77,564)	(77,641)
Net Loss Attributable to Common Stockholders	$(45,111)	$(45,604)	$(35,738)	$(35,152)	$(90,085)	$(90,162)

	As of December 31, 2003
		AS
	AS	PREVIOUSLY
	RESTATED	REPORTED
INVENTORIES, NET	$94,342	$95,140
DEFERRED INCOME TAXES	1,101	796
Total current assets	213,717	214,210
Total assets	573,925	574,418
STOCKHOLDERS’ EQUITY / (DEFICIT)	(362,404)	(361,911)
Total liabilities and stockholders’ equity	$573,925	$574,418
     In addition, the Company has reclassified amounts related to accounts receivable factoring of $3.9 million and $11.2 million from financing activities to operating activities in the consolidated statement of cash flows for the years ended December 31, 2004 and 2003, respectively.

(4) Special Charges
2004
     During 2004, the Company recorded net special charges of $8.7 million. The net charge consisted of new charges of $9.0 million, less reversals of $0.3 million related to changes in estimates of employee separation costs. $1.2 million related to position eliminations in Europe. The charge related to an early termination program in Laon, France and a product line profitability review program in the Company’s German food can business, which will result in the Company idling certain of its production lines. The company also recorded a $7.8 million charge related to the closure of the New Castle, PA Lithography and the Elgin, IL (Olive Can) Custom & Specialty plants. The charge was for employee separation costs connected to the facility closings ($1.2 million), accelerated depreciation related to assets, which were idled ($4.7 million), and facility closing costs of ($1.9 million). Total cash payments in the twelve months ended December 31, 2004 were $4.9 million and the Company anticipates spending another $7.3 million over the next several years.
     While the majority of the restructuring initiatives have been completed, certain long-term liabilities (approximately $3.0 million as of December 31, 2004), consisting primarily future ongoing facility carrying costs will be paid over many years.
     The table below presents the reserve categories and related activity as of December 31, 2004:

	January 1,		Cash		December 31,
(in millions)	2004 Balance	Net Additions	Deductions	Other	2004 Balance
Employee Separation	$4.3	$2.1	($3.5)	$0.3 (b)	$3.2
Facility Closing Costs	3.6	1.9	(1.4)	—	4.1
Asset Write-offs (c)	—	4.7	—	(4.7)	—

Total	$7.9	$8.7	($4.9)	$(4.4)	$7.3	(a)

(a)	Includes $3.0 million classified as other long-term liabilities as of December 31, 2004.

(b)	Non-cash foreign currency impact

(c)	Represents non-cash accelerated depreciation related to the New Castle, PA and Olive Can facility closings, which was recorded as a reduction in property, plant and equipment.
2003
     During 2003, the Company recorded a net charge of $0.4 million related to restructuring. The net charge of $0.4 million consisted of new restructuring reserves of $2.2 million less reversals of $1.8 million primarily related to changes in estimates of employee separation costs related to the Company’s Burns Harbor facility. The 2003 net charge included employee separation costs in the U.S. and Europe, and an early termination program in one European facility. In addition, previously established reserves were reassessed, resulting in a charge related to increased severance costs for a previously terminated employee at May Verpackungen, offset by a reserve reversal primarily in connection with the Burns Harbor 2002 facility closing. While the majority of the restructuring initiatives were completed in 2002, certain portions of the programs were not completed until 2003. Certain long-term liabilities (approximately $4.5 million as of December 31, 2003), consisting primarily of employee termination costs and future ongoing facility carrying costs will be paid over many years.
     Total cash payments in the twelve months ended December 31, 2003 were $8.8 million. The remainder of the reserve consisted primarily of employee termination benefits paid over time for approximately 18 salaried and 42 hourly employees (approximately 600 positions were originally identified for elimination), and other ongoing facility carrying costs.

     The table below presents the reserve categories and related activity as of December 31, 2003:

	January 1,	Net	Cash		December 31,
(in millions)	2003 Balance	Additions(c)	Deductions	Other (b)	2003 Balance
Employee Separation	$9.4	$0.5	($6.0)	$0.4	$4.3
Facility Closing Costs	6.5	(0.1)	(2.8)	—	3.6

Total	$15.9	$0.4	($8.8)	$0.4	$7.9	(a)

(a)	Includes $4.5 million classified as other long-term liabilities as of December 31, 2003.

(b)	Non-cash foreign currency translation impact

(c)	Includes reversals of $1.8 million due to the re-assessment of reserves
2002
     During 2002, the Company recorded a net charge of $8.9 million related to restructuring. The net charge of $8.9 million consisted of new restructuring reserves of $12.1 million less reversals of $3.2 million due to the reassessment of previously established reserves. The reassessment of reserves primarily related to changes in estimates of facility exit costs and employee separation costs for the Company’s Burns Harbor facility closing. The 2002 net charge included a reassessment of the restructuring reserves established in 2001, position elimination costs and the loss on the sale of the Daegeling, Germany facility. While the majority of the restructuring initiatives were completed in 2002, certain portions of the programs were not completed until 2003, and the Company did not expect to realize the full earnings benefits until 2004. Certain long-term liabilities (approximately $3.7 million as of December 31, 2002), consisting primarily of employee termination costs and future ongoing facility carrying costs will be paid over many years.
     Total cash payments in the twelve months ended December 31, 2002 were $20.8 million. The remainder of the reserve consisted primarily of employee termination benefits paid over time for approximately 52 salaried and 67 hourly employees (approximately 600 positions were originally identified for elimination), and other ongoing facility carrying costs.
     The table below presents the reserve categories and related activity as of December 31, 2002:

	January 1,	Net			December 31,
(in millions)	2002 Balance	Additions(d)	Deductions(c)	Other (b)	2002 Balance
Employee Separation	$21.2	$5.1	($17.6)	$0.7	$9.4
Facility Closing Costs	10.7	3.8	(9.6)	1.6	6.5

Total	$31.9	$8.9	($27.2)	$2.3	$15.9	(a)

(a)	Includes $3.7 million classified as other long-term liabilities as of December 31, 2002.

(b)	Non-cash foreign currency translation impact and the reversal of $1.5 million of asset write-offs previously expensed in the 2001 restructuring.

(c)	Includes cash payments of $20.8 million. The remaining non-cash deductions represent increased pension and post-retiree benefits transferred to Other Long-Term Liabilities (see Notes 9 & 10) and the non-cash loss recorded on the sale of the Daegeling facility.

(d)	Includes reversals of $3.2 million due to the re-assessment of reserves.

(5) Debt Obligations
     Long-term debt obligations of the Company at December 31, 2004 and 2003 consisted of the following (000’s omitted):

	2004	2003
Senior debt —
Revolving line of credit at adjustable interest rate, based on market rates, due June 21, 2009	$—	$42,100
Term B term loan at adjustable interest rate, based on market rates, due January 15, 2010	248,125	—
Tranche A term loan at adjustable interest rate, based on market rates, terminated June 21, 2004	—	38,706
Tranche B term loan at adjustable interest rate, based on market rates, terminated June 21, 2004	—	130,175
Tranche C term loan at adjustable interest rate, based on market rates, terminated June 21, 2004	—	20,000
Senior Secured Series B Notes at 10 7/8% interest rate, due July 15, 2010	125,000	125,000
Secured term loan at adjustable interest rate, based on LIBOR rates, due May 2004	—	16,529
Revolving lines of credit, bank overdrafts and other short term borrowings, at adjustable interest rates, based on market rates	5,480	4,548
Industrial revenue bonds at adjustable interest rate, based on market rates, due February 1, 2015	4,000	4,000
Capital lease obligations	879	788
Secured term loan at adjustable interest rate, based on market rates, due serially to February 1, 2009	3,948	4,814
Senior Subordinated Series B Notes at 12 3/8% interest rate, due October 1, 2010	171,710	171,710
Senior Subordinated Series B Notes at 10 1/8% interest rate, due October 15, 2006	854	854

Total Debt	559,996	559,224
Less—Current maturities	(9,445)	(23,457)

Total long-term debt	$550,551	$535,767

     The Company entered into a Credit Agreement among U.S. Can Corporation, United States Can Company and Various Lending Institutions with Deutsche Bank Trust Company Americas as Administrative Agent, dated as of June 21, 2004 (“Credit Facility”). The Credit Facility provides for aggregate borrowings of $315.0 million consisting of a $250.0 million Term B loan and a $65.0 million Revolving Credit Facility. The $65.0 million revolving credit facility will be used by the Company for ongoing working capital and general corporate purposes, including the issuance of Letters of Credit as described below. The Letters of Credit subfacility is limited to $25.0 million.
     The Company used the $250.0 million initial Term B proceeds to repay in full all amounts outstanding under the Company’s former Senior Secured Credit Facility and a secured term loan of $16.5 million, secured by a mortgage on the Company’s Merthyr Tydfil, U.K facility.
     At December 31, 2004, the Company did not have any borrowings outstanding under its $65.0 million revolving loan portion of the Credit Facility. Letters of Credit of $12.4 million were outstanding securing the Company’s obligations under various insurance programs and other contractual agreements, which reduce the Company’s availability under its revolving credit facility.
     The Company has paid approximately $6.9 million of fees and expenses related to the new Credit Facility through December 31, 2004, including waiver and amendment fees in connection with the Laon France facility investigation of $1.0 million. In addition, the Company wrote off $5.5 million of remaining deferred financing fees related to the Company’s former Senior Secured Credit Facility.
     Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to either: (1) the base rate (as defined in the Credit Facility) or (2) the eurocurrency rate (as defined by the Credit Facility), in each case, plus an applicable margin. During 2004, the Company’s Board of Directors and Audit Committee conducted an investigation at its Laon, France facility after the Company became aware of certain issues at the facility following the departure of the facility’s financial controller. The Company was required to obtain waivers of its requirement under the Company’s Credit Facility to timely file financial statements. In connection with such waivers and amendments, the Company paid fees of $1.0 million and agreed to an increase of 0.25% in the rate applicable to borrowings under the Credit Facility.
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
     The Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of the Company and its direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned of the Company’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law).
     The Credit Facility, the 10 7/8% Senior Secured Notes and the 12 3/8% Senior Subordinated Notes contain a number of financial and restrictive covenants. Under the Credit Facility, the Company is required to meet certain financial tests, including achievement of a minimum interest coverage ratio, a maximum total leverage ratio, a maximum first lien leverage ratio, and maximum annual capital expenditures. The restrictive covenants limit the Company’s ability to incur liens and debt, sell assets, pay dividends or make distributions, repurchase debt and to make certain loans, investments or acquisitions. The Company was in compliance with all of the required financial ratios and other covenants at December 31, 2004.
     United States Can has outstanding $125.0 million aggregate principal amount of 10 7/8% Senior Secured Notes due July 15, 2010. The 10 7/8% Senior Secured Notes are secured obligations, on a second priority basis behind the lenders under the Company’s Credit Facility, of United States Can and are senior in right of payment to all of United States Can’s unsubordinated indebtedness. The 10 7/8% Senior Secured Notes are guaranteed on a senior secured basis by U.S. Can and all of United States Can’s domestic restricted subsidiaries.
     United States Can also has outstanding $171.7 million aggregate principal amount of 12 3/8% Senior Subordinated Notes due October 1, 2010. The 12 3/8% Senior Subordinated Notes are unsecured obligations of United States Can and are subordinated in right of payment to all of United States Can’s senior indebtedness. The 12 3/8% Senior Subordinated Notes are guaranteed by U.S. Can and all of United States Can’s domestic restricted subsidiaries.
     The Company’s Credit Facility permits, from time to time and subject to certain conditions, the redemption of the subordinated debt. The Company intends to pursue opportunistic repurchases of its outstanding 12 3/8% Senior Subordinated Notes as time and circumstances permit, subject to market conditions, the trading price of the 12 3/8% Senior Subordinated Notes and the terms of the Company’s Credit Facility and Senior Secured Notes.
     On December 16, 2004, one of the Company’s European facilities (“U.K. Can”) finalized the terms of an accounts receivable factoring arrangement. Under the terms of the agreement, U.K. Can will factor its customer accounts receivable, subject to a maximum of £5.0 million of receivables. U.K. Can pays a nominal factoring fee and an interest charge for amounts advanced to it that have not been paid by the customer to the factor. U.K. Can received its initial draw down under the factoring agreement in December 2004 (£2 million) and used a portion of this draw to repay an outstanding balance of a loan with a Company subsidiary.
     May also factors its customer accounts receivable, subject to a maximum of €12 million of receivables, under the terms of a two-year accounts receivable factoring arrangement that May finalized in 2003. Under the terms of the May factoring agreement, May also pays a nominal factoring fee and an interest charge for amounts advanced to it that have not been paid by the customer to the factor. May received its initial draw under the factoring agreement in December 2003. Accounts receivable factored under the U.K. Can factoring and May factoring agreements mentioned above are treated as sold under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement 125.”

     As of December 31, 2004 and 2003, the Company had recorded in other current assets net factored receivables outstanding with various. financial institutions of $17.8 million and $4.4 million, respectively. Factoring fees and interest paid related to the Company’s factoring arrangements totaled approximately $897,000 and $73,000 for 2004 and 2003, respectively, and were recorded as a component of interest expense.
     Under existing agreements, contractual maturities of long-term debt as of December 31, 2004 (including capital lease obligations), are as follows (000’s omitted):

2005	$9,445
2006	4,642
2007	3,502
2008	3,572
2009	2,500
Thereafter	536,335

$559,996

     See Note (9) for further information on obligations under capital leases. Other debt not previously described above, consisting of various. governmental loans, foreign debt and secured equipment notes bearing interest at rates between 2.0% and 6.5% mature at various. times through 2015, and were used to finance the expansion of several manufacturing facilities and for working capital.
     Based upon borrowing rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s total debt was approximately $563.0 million and $546.2 million as of December 31, 2004 and 2003, respectively. No quoted market value is available (except on the 12 3/8% Notes and 10 7/8% Notes). These amounts, because they do not include certain costs such as prepayment penalties, do not represent the amount the Company would have to pay to reacquire and retire all of its outstanding debt in a current transaction.
     The Company paid interest on borrowings of $52.7 million, $48.5 million and $56.1 million in 2004, 2003 and 2002, respectively. Accrued interest payable of $14.7 million, $14.7 million and $8.5 million as of December 31, 2004, 2003 and 2002 respectively, is included in accrued expenses on the consolidated balance sheet.
(6) Income Taxes
     The provision (benefit) for income taxes before extraordinary items and the cumulative effect of a change in accounting principle consisted of the following (000’s omitted):

	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)

Current
U.S.	$435	$241	$—
Foreign	1,388	1,519	1,148

Deferred
U.S.	(4,711)	(1,422)	537
Foreign	(7,955)	(14,876)	(10,206)

Valuation Allowance
U.S.	7,000	—	—
Foreign	4,145	16,224	44,718

Total	$302	$1,686	$36,197

     Due to a history of operating losses in the United Kingdom and the Company’s German food can business coupled with the deferred tax assets that arose in connection with the restructuring programs and goodwill impairment charges, the Company has determined that it cannot conclude that it is “more likely than not” that all of the deferred tax assets of certain of its United Kingdom and German food can operations will be realized in the foreseeable future. Accordingly, starting in the fourth quarter of

2002, the Company began establishing valuation allowances to provide for the estimated unrealizable amount of its net deferred tax assets related to these foreign operations. In 2003, after evaluation of the restated results of operations related to its Laon, France facility, the Company could not conclude that it would “more likely than not” realize the resultant deferred tax asset and, accordingly, recorded an additional valuation allowance. In 2004, the Company did not record an income tax benefit related to 2004 losses of those operations. In addition, during the fourth quarter of 2004, the Company determined that it could not conclude that it was “more likely than not” that all of the deferred tax assets of its domestic operations would be realized in the foreseeable future and recorded a valuation allowance of $7.0 million to provide for the estimated unrealizable amount if its U.S. net deferred tax assets as of December 31, 2004. The Company will continue to assess these valuation allowances and, to the extent it is determined that such allowances are no longer required, the related deferred tax assets will be recognized in the future. The provision for income taxes above excludes the tax impact of the goodwill impairment charge recorded in 2002 of $20.8 million (see Note 14).
     The Company received refunds of $0.2 million, $0.1 million and $4.9 million in 2004, 2003 and 2002 respectively.
     The components of income (loss) before income taxes for the three years ended December 31, 2004, 2003 and 2002 were as follows (000’s omitted):

	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)

U.S.	$(11,603)	$2,676	$(1,602)
Foreign	(17,907)	(22,907)	(21,463)

Loss from operations before income taxes and cumulative effect of accounting change	$(29,510)	$(20,231)	$(23,065)

     A reconciliation of the difference between taxes on loss from continuing operations before the cumulative effect of a change in accounting principle and computed at the Federal statutory rate and the actual provision (benefit) for such income taxes for the years presented were as follows (000’s omitted):

	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)

Tax benefit computed at the statutory rates	$(10,034)	$(6,881)	$(7,843)
Permanent differences	4	(3,277)	214
Reassessment of reserves for liabilities	117	(2,474)	—
Incremental foreign taxes	260	(1,835)	—
State and local taxes, net of Federal tax effect	(325)	224	(875)
Valuation allowance	11,145	16,224	44,718
Other, net	(865)	(295)	(17)

Provision for income taxes	$302	$1,686	$36,197

     Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Significant temporary differences representing deferred income tax benefits and obligations consisted of the following (including $0.7 and $1.0 million of deferred tax liabilities included in Other Long-Term Liabilities as of December 31, 2004 and 2003, respectively) (000’s omitted):

	December 31, 2004		December 31, 2003
			(As Restated)
	Benefits	Obligations	Benefits	Obligations

Restructuring reserves	$2,270	—	$2,638	—
Goodwill	13,519	—	15,083	—
Retirement and post-employment benefits	21,269	—	22,956	—
Accrued liabilities	7,405	—	5,831	—
Tax credit carry-forwards	6,065	—	5,997	—
Capitalized leases	—	(174)	307	—
Property and equipment	—	(27,908)	—	(30,543)
Inventory valuation reserves	—	(2,590)	—	(6,162)
U.S. Federal net operating losses	33,105	—	33,022	—
U.S. State net operating losses	4,895	—	4,681	—
Foreign net operating losses	56,011	—	46,499	—
Other	3,560	(4,865)	2,526	(4,540)

Total deferred income tax benefits (obligations)	148,099	(35,537)	139,540	(41,245)
Valuation allowance	(82,560)	—	(67,394)	—

Total	$65,539	$(35,537)	$72,146	$(41,245)

     The majority of the Company’s tax credit carry-forwards ($5.2 million) have no expiration and the remaining carry-forwards expire at various times between 2005 and 2011. The Company’s U.S. net operating losses expire as follows: $0.4 million in 2019, $25.7 million in 2020, $29.7 million in 2021, $36.4 million in 2022, $16.2 million in 2023 and $7.5 million in 2024. During the fourth quarter of 2004, the Company recorded a valuation allowance of $7.0 million to provide for the estimated unrealizable amount of its U.S. net operating loss carryforwards as of December 31, 2004. The Company has foreign net operating loss carryforwards in Germany and the United Kingdom, which have no expiration date. The Company also has net operating loss carryforwards in France that expire through 2008. However, the Company has recorded a valuation reserve against the full amount of its foreign net operating loss carryforwards. In the future, the Company will continue to assess its valuation allowances and, to the extent it is determined that such allowances are no longer required, the deferred tax assets will be recognized.
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
(7) Employee Benefit Plans
     The Company maintains separate noncontributory defined benefit and defined contribution pension plans covering most domestic hourly employees and all domestic salaried personnel, respectively. It is the Company’s policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.
     The following tables present the changes in the projected benefit obligations for the plan years ended December 31, 2004 and 2003 (000’s omitted):

U.S.

	2004	2003

Projected benefit obligation at the beginning of the year	$42,084	$39,910
Net increase (decrease) during the year attributed to:
Service cost	1,007	910
Interest cost	2,555	2,510
Actuarial losses	915	791
Benefits paid	(2,341)	(2,037)
Plan amendments (a)	2,114	—

Net increase during the year	4,250	2,174

Projected benefit obligation at the end of the year	$46,334	$42,084

(a)	The plan amendment benefit in 2004 is associated with changes made in conjunction with union contract negotiations at two of the Company’s domestic facilities.
Non-U.S.

	2004	2003

Projected benefit obligation at the beginning of the year	$79,735	$68,628
Net increase during the year attributed to:
Service cost	386	359
Interest cost	4,771	4,269
Actuarial (gains) losses	(3,517)	2,750
Benefits paid	(3,946)	(4,468)
Plan amendments	38	32
Foreign currency translation impact	6,054	8,165

Net increase during the year	3,786	11,107

Projected benefit obligation at the end of the year	$83,521	$79,735

     The following tables present the changes in the fair value of net assets available for plan benefits for the plan years ended December 31, 2004 and 2003 (000’s omitted):
U.S.

	2004	2003

Fair value of plan assets at the beginning of the year	$32,450	$27,544
Increase (decrease) during the year:
Return on plan assets	3,558	5,827
Sponsor contributions	1,114	1,116
Benefits paid	(2,341)	(2,037)

Net increase during the year	2,331	4,906

Fair value of plan assets at the end of the year	$34,781	$32,450

Non-U.S.

	2004	2003

Fair value of plan assets at the beginning of the year	$49,157	$38,826
Increase (decrease) during the year:
Return on plan assets	5,282	7,254
Sponsor contributions	2,133	3,262
Participant contributions	38	32
Benefits paid	(3,946)	(4,468)
Foreign currency translation impact	3,650	4,251

Net increase during the year	7,157	10,331

Fair value of plan assets at the end of the year	$56,314	$49,157

     The following tables set forth the funded status of the Company’s defined benefit pension plans, at December 31, 2004 and 2003 (000’s omitted):
U.S.

	2004	2003

Actuarial present value of benefit obligation —
Vested benefits	$(43,091)	$(39,071)
Nonvested benefits	(3,243)	(3,013)

Accumulated benefit obligation	(46,334)	(42,084)
Fair value of plan assets	34,781	32,450

Accumulated benefit obligation in excess of fair value of plan assets	(11,553)	(9,634)
Unrecognized net loss	5,489	5,433
Unrecognized prior-service costs	4,180	2,553

Net amount recognized	$(1,884)	$(1,648)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(11,553)	$(9,634)
Intangible asset	4,180	2,553
Deferred tax asset	2,141	2,119
Accumulated other comprehensive income	3,348	3,314

Net amount recognized	$(1,884)	$(1,648)

Non-U.S.

	2004	2003

Actuarial present value of benefit obligation —
Vested benefits	$(83,391)	$(79,418)
Nonvested benefits	(129)	(221)

Accumulated benefit obligation	(83,520)	(79,639)
Additional amounts related to projected increases in compensation levels	(1)	(96)

Projected benefit obligation	(83,521)	(79,735)
Fair value of plan assets	56,314	49,157

Projected benefit obligation in excess of fair value of plan assets	(27,207)	(30,578)
Unrecognized net loss	22,779	26,658

Net amount recognized	$(4,428)	$(3,920)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(26,706)	$(30,221)
Deferred tax asset (a)	6,684	9,206
Accumulated other comprehensive income	15,594	17,095

Net amount recognized	$(4,428)	$(3,920)

(a)	Prior to recognition of valuation allowance.
     The net periodic pension cost was as follows (000’s omitted):

U.S.

	2004	2003	2002

Service cost	$1,007	$910	$860
Interest cost	2,555	2,510	2,387
Return on assets	(2,711)	(2,276)	(2,644)
Recognized loss	13	272	—
Recognized prior service cost	487	376	392
Curtailment loss and special termination benefits (a)	—	—	2,247

Net periodic pension cost	$1,351	$1,792	$3,242

(a)	The curtailment loss and special termination benefits in 2002 include a plan curtailment benefit of $1.0 million, special termination benefit of $1.1 million, and recognition of prior service cost of $0.1 million, associated with the closure of the Burns Harbor lithography facility.
Non-U.S.

	2004	2003	2002

Service cost	$386	$359	$635
Interest cost	4,771	4,269	3,224
Return on assets	(3,634)	(2,974)	(3,301)
Recognized loss	865	895	235
Recognized prior service cost	5	—	—

Net periodic pension cost	$2,393	$2,549	$793

     The projected benefit obligation as of December 31, 2004, 2003 and 2002 was determined using the following assumed discount rates and expected long-term rate of return on plan assets:
U.S.

	2004	2003	2002

Discount Rate	5.90%	6.25%	6.75%
Long-Term Rate of Return on Plan Assets	8.50%	8.50%	8.50%
Non-U.S.

	2004	2003	2002

Discount Rate	4.50 – 5.75%	5.00 – 5.75%	5.00 – 5.75%
Long-Term Rate of Return on Plan Assets	7.00%	7.00%	7.00%
Rate of Compensation Increase	1.25 – 3.75%	2.50 – 4.00%	2.50 – 4.00%
     The U.S. based plan has a non-pay related dollar multiplier benefit formula; accordingly, the effect of projected future compensation levels is zero.
     For the U.S. based plan, the expected long-term rate of return on plan assets is 8.5%. For the Non-U.S. based plans (only one of which is funded), the expected long-term rate of return on plan assets is 7.0%. In setting these rates, the Company considered the historical returns of the plans’ funds, anticipated future market conditions, including inflation, and the target asset allocation of the plans’ portfolios.
     The plans’ assets consist primarily of shares of equity and bond funds, corporate bonds and cash and cash equivalents. The measurement date for all U.S. and non-U.S. plans is December 31. The following table sets forth the percentage of the total fair value of plan assets held as of the measurement date for each major category of plan assets for the past three years:

U.S.

	2004	2003	2002
Equity	62%	72%	71%
Bond	9%	8%	10%
Collateralized Debt Obligations	10%	9%	11%
Cash & Cash Equivalents	9%	6%	3%
Hedge & Futures Funds	10%	5%	5%
Non-U.S.

	2004	2003	2002
Equity	87%	85%	80%
Bond	10%	12%	15%
Property	2%	2%	2%
Cash & Cash Equivalents	1%	1%	3%
     The U.S. based plan’s investment portfolio seeks to preserve the capital value of the assets in real terms. The portfolio’s expected annualized total rate of return, given the asset guidelines outlined below, should be either 8.5%, or 4% above the rate of inflation (“CPI”), whichever is greater, over a three- to five-year time horizon. No single company exposure whether equity or fixed income shall constitute more than 5% at cost or 10% of market value of the total Pension Plan portfolio.
     Cash Equivalent Guidelines
     The cash equivalent portion of the portfolio may be invested in United States Treasury and federal agency obligations, certificates of deposit (secured), repurchase agreements (secured), commercial paper and other money market instruments rated A-1/P-1 by Moody’s or S&P, respectively. No issue shall constitute more than 5% at cost or 10% of market value of the total value of the plan’s portfolio, except United States Treasury and federal agency obligations.
     Fixed Income Guidelines (Bond)
     Corporate bonds shall be limited to public issues rated investment grade by both Moody’s and S&P. No single industry group, as defined by S&P, shall constitute more than 20% of the fixed income portfolio except obligations of the United States Government. No single company exposure shall constitute more than 2 1/2% at cost or 5% of market value of the plan’s fixed income portfolio except obligations of the United States Government. The maximum maturity for any single fixed income security is 30 years and the weighted average portfolio maturity may not exceed 20 years.
     Equity Guidelines
     Domestic equity holdings are restricted to readily marketable securities of corporations that are actively traded on the major U.S. exchanges. No single industry group, as defined by S&P, shall constitute more than 25% of the market value of the total plan’s domestic equity portfolio. No single company exposure shall constitute more than 5% at cost or 10% of the market value of the total plan’s domestic equity portfolio.
     The number of international equity issues held and their geographic and economic sector diversification is left to the investment manager’s discretion, provided, however that the portfolio shall be appropriately diversified. The portfolio can have no more than 40% of its international equity securities in any one country, unless prior approval from the Pension Committee is obtained. International equity holdings in any one company shall not exceed more than 10% of the market value of the manager’s portfolio and no more than 30% of the manager’s portfolio shall be invested in one industry category.
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
     The Non-U.S. based plan’s assets are invested with Threadneedle Asset Management in their Mixed Fund. The fund invests in a diversified portfolio of assets that includes United Kingdom and overseas equities and bonds, property and cash. The fund is benchmarked against the Combined Actuarial Performance Services (CAPS) Balanced Fund Universe and has a performance target of outperforming the benchmark median on a rolling three-year basis with a goal of being in the upper quartile on a rolling five-year basis. Threadneedle sets the asset allocation in the Mixed Fund. However, the risk parameters set for the fund make it unlikely that the asset allocation will deviate dramatically from the average fund in the CAPS Balanced Fund Universe.
     The Company estimates that in 2005 contributions to its U.S. based plan will total approximately $1.4 million and contributions to its non-U.S. based plans will total approximately $2.2 million. Expected benefit payments associated with the Company’s pension plans for the next five years and in aggregate for the five years thereafter are as follows:

	U.S.	Non-U.S.
Year	Pension Plan	Pension Plans
	(Dollars in 000’s)
2005	$2,378	$4,212
2006	2,421	4,266
2007	2,490	4,408
2008	2,594	4,700
2009	2,763	4,284
2010-2014	16,586	22,740
     In addition, hourly employees at four plants are covered by union-sponsored collectively bargained, multi-employer pension plans. The Company contributed to these plans and charged to expense approximately $1.1 million, $1.2 million and $1.1 million in 2004, 2003 and 2002, respectively. The contributions are generally determined in accordance with the provisions of the negotiated labor contracts and are generally based on a per employee, per week amount. The Company’s withdrawal liability, if any, is not presently determinable and therefore no amount has been recorded for any contingent unfunded liability.
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
     The following presents the changes in the accumulated postretirement benefit obligations for the plan years ended December 31, 2004 and 2003 (000’s omitted):

	2004	2003

Accumulated postretirement benefit obligations at the beginning of the year	$23,951	$32,225
Net increase (decrease) during the year attributable to:
Service cost	348	262
Interest cost	1,407	1,487
Actuarial (gain) / loss	626	(1,972)
Benefits paid	(2,046)	(1,884)
Plan amendments	844	(6,167)

Net increase / (decrease) for the year	1,179	(8,274)

Accumulated postretirement benefit obligations at the end of the year	$25,130	$23,951

     Effective January 1, 2003 the Company amended the postretiree health care plan. The 2003 amendment provided for contributions to be paid by plan participants who retired prior to the term of any collective bargaining agreement currently in effect. The amendment resulted in a reduction in the accumulated postretirement benefit obligation of $6.2 million. In 2002, the Company amended the plan to provide that the Company’s contribution toward retiree medical costs would be capped at 150% of the Company’s expected 2003 medical costs.
     The Company’s postretirement benefit plans are not funded. The status of the plans at December 31, 2004 and 2003, is as follows (000’s omitted):

	2004	2003

Accumulated postretirement benefit obligations:
Active employees	$8,165	$7,844
Retirees	16,965	16,107

Total accumulated postretirement benefit obligations	25,130	23,951
Unrecognized net loss	(5,278)	(4,843)
Unrecognized prior-service cost benefit	7,638	9,387

Net liability recognized	$27,490	$28,495

     Net periodic postretirement benefit costs for the Company’s U.S. postretirement benefit plans for the years ended December 31, 2004, 2003 and 2002, included the following components (000’s omitted):

	2004	2003	2002

Service cost	$348	$262	$407
Interest cost	1,407	1,487	1,734
Recognized loss	191	138	—
Recognized prior-service cost	(905)	(904)	(382)
Curtailment and Special termination benefit	—	—	1,206

Net periodic postretirement benefit cost	$1,041	$983	$2,965

     The accumulated postretirement benefit obligation as of December 31, 2004, 2003 and 2002 was determined using the following assumed discount rates and health care cost trend rates:

	2004	2003	2002

Discount Rate	5.90%	6.25%	6.75%
Health Care Cost Trend Rate	7.00–4.00%	8.00–4.00%	9.00– 4.00%
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
     The Company estimates that benefit payments associated with the Company’s postretirement benefit plan for the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

Postretirement
Year	Benefit Plan
(in 000's)
2005	$2,246
2006	2,108
2007	2,124
2008	2,095
2009	2,125
2010-2014	10,314
     As of December 31, 2004 and 2003, the Company has recorded a liability of $2.7 million and $2.8 million, respectively, for benefit obligations for which a former executive was fully eligible to receive on a periodic payment basis beginning August 1, 1998. The Company has recorded after-tax charges of $0.3 million and $0.2 million to accumulated other comprehensive loss in conjunction with the benefit obligations as of December 31, 2004 and 2003, respectively. The charges are included in the “equity adjustment to reflect minimum pension liability” on the Company’s Consolidated Statement of Stockholder’s Equity. The principal source of funding for this obligation is an insurance policy on the executive’s life.
     During 2004, Local No. 24M of the Graphics Communications International Union, the union representing employees at the Company’s Weirton facility, filed an arbitration case challenging the Company’s decision to modify its health care plan for retirees. See Note (9) for further details on the case.
(9) Commitments and Contingencies
Environmental
     United States Can has been named as a potentially responsible party for costs incurred in the clean-up of the San Leandro Plume, a regional groundwater plume partially extending underneath United Sates Can’s former site in San Leandro, California and at the M&J Solvents site in Georgia. When the Company acquired the San Leandro facility, it assumed certain liabilities subject to indemnification by the former owner / operator for claims made on or before December 1986. The former owner / operator tendered its obligations under the remedial action order to the Company. The Company accepted the tender with reservation of any legal rights it may have to seek contribution or reimbursement. The Company is a party to an indemnity agreement related to this matter with the current owner of the property, who purchased the property from the Company. In its 1994 agreement with the current owner, the Company agreed to defend and indemnify the current owner and their successors and assigns for any claims, including investigative or remedial action, required by any governmental agency that regulates hazardous substances. Neither the agreement with the former owner or the operator contains any caps or limits. Extensive soil and groundwater investigative work has been performed on the San Leandro Plume, including at the San Leandro site. Currently, the State of California is overseeing remediation at an offsite source of contamination of the San Leandro Plume. Periodically, the State of California conducts regional sampling to monitor the efficacy of the remediation. The Company, along with other PRPs, participated in a coordinated sampling event in 1999. In November 2002, as part of a larger sampling scheme, the State of California requested that we sample existing monitoring wells at the San Leandro property. The Company completed a round of sampling in December 2002. The 2002 sampling results generally show that the concentration of contamination is declining, which we view as a positive development. While the State has not yet commented on either the 1999 or the 2002 sampling results, we believe that the source of contamination is unrelated to our past operations. The Company receives quarterly invoices from the State of California for its oversight work and for the regional sampling. At this time, the Company is unable to estimate reasonably possible losses related to the San Leandro site or to the San Leandro Plume, but believes the sampling supports its position that the groundwater contamination in the San Leandro Plume is unrelated to its past operation. To date, the Company has not been required to implement any remedial action at the San Leandro site. With regard to M & J Solvents, over 1,000 contributors to the site have been identified. The initial compliance status report has not been finalized and thus, the nature, extent and source of contamination is unknown.

Legal
     The Company is involved in litigation from time to time in the ordinary course of our business. In our opinion, the litigation is not material to our financial condition or results of operations.
     Local No. 24M of the Graphics Communications International Union, the union representing employees at the Company’s Weirton facility, filed an arbitration case challenging the Company’s decision to modify its health care plan for retirees. The Union contended that the Company had an obligation to bargain over plan changes and that it failed to do so. The Company contended that the matter was not arbitrable, that it only had an obligation to bargain with the Union regarding benefits for active employees represented by the Union, and that it had no obligation to bargain with regard to retiree benefits. On December 22, 2004, the arbitrator issued a decision finding that the dispute was arbitrable, that the Company was obligated to bargain with the Union regarding benefits for retirees, that the Company violated its duty to bargain by unilaterally modifying the health care plan as to retirees and that benefits under the health care plan are vested as to retirees. The Company believes that the arbitrator exceeded the scope of his review as defined by the parties’ collective bargaining agreement and failed to interpret provisions of the health care plan reserving to the Company the right to change, modify or terminate the plan. The Company intends to appeal the arbitration decision.
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
     At December 31, 2004, minimum payments due under these leases were as follows (000’s omitted):

	Capital	Operating
	Leases	Leases
2005	$577	$6,580
2006	334	5,203
2007	—	4,248
2008	—	3,760
2009	—	3,244
Thereafter	—	9,221

Total minimum lease payments	911	$32,256

Amount representing interest	(32)

Present value of net minimum capital lease payments	$879

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

     A summary of the status of the Company’s stock option plans (as adjusted for the reverse stock split) at December 31, 2004, 2003 and 2002, and changes during the years then ended, are presented in the tables below:

	Options Outstanding		Exercisable Options
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares (in 000s)	Price	Shares (in 000s)	Price
December 31, 2001	2,242.920	1,000	325.547	$1,000
Granted	25.000	1,000
Exercised	—	—
Canceled	(461.186)	1,000

December 31, 2002	1,806.734	1,000	551.744	$1,000
Granted	600.000	1,000
Exercised	—	—
Canceled	(223.055)	1,000

December 31, 2003	2,183.679	1,000	654.107	$1,000
Granted	—	—
Exercised	—	—
Canceled	(505.256)	1,000

December 31, 2004	1,678.423	1,000	961.058	$1,000

Exercisable Options
		Options Outstanding		at December 31,
		at December 31, 2004		2004
		Remaining	Wtd.		Wtd.
		Contractual	Avg.		Avg.
		Life	Exercise		Exercise
Exercise Price	Shares	(Years)	Price	Shares	Price

$1,000.00	1,678.423	6.82	$1,000.00	961.058	$1,000.00

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
     The Company is required to redeem the preferred stock, at the option of the holders, including accrued and unpaid dividends, upon the occurrence of any of the following events and so long as sufficient cash is available to the Company or available from dividend payments permitted under the terms of the Company’s debt agreement:
•	the bankruptcy of the Company

•	the acceleration of debt under any major loan agreement to which the Company or any of its subsidiaries is a party; or

•	public offerings of shares of capital stock of the Company
     The Company’s certificate of incorporation expressly states that any redemption rights of holders of preferred stock shall be subordinate or otherwise subject to prior rights of the lenders under the Company’s Credit Facility, the holders of the 10 7/8% Senior Secured Notes and the holders of the 12 3/8% Senior Subordinated Notes.
     At this time, the Company’s Credit Facility prohibits the Company’s ability to redeem the preferred stock and the debt agreement restricts the Company’s ability to obtain funds that may be necessary to redeem the preferred stock.
(12) Related Parties
     Berkshire Partners is the majority shareholder (77.3%) of the Company and receives a management fee of $750,000 per year.
     In consideration for Berkshire’s agreement to purchase a participation in the Tranche C term loan under the Company’s former Credit Facility (Senior Secured Credit Facility), the Company agreed to accrue for and pay to Berkshire an annual fee of 2.75% of the amount of the Tranche C term loan then outstanding, which was $1.65 million for 2002 through 2004. The cumulative amount of $1.65 million was paid to Berkshire Partners in June 2004 upon termination of the Senior Secured Credit Facility.
     Citigroup Inc. currently beneficially owns 4.90% of the Company’s common stock. Citigroup Inc. was paid $2.9 million in fees in 2003 for financial advisory services provided in connection with the Company’s 10 7/8% Senior Secured Note offering. The Company did not pay Citigroup Inc. any fees in 2004.
     On December 11, 2003, George Bayly was appointed Co-Chairman of the Company’s Board of Directors. In April 2004, Mr. Bayly was appointed Chief Executive Officer of the Company. Until April 2004, Mr. Bayly consulted with the Company for which he was compensated $93,333, excluding board fees. Also, in conjunction with his consulting arrangement, Mr. Bayly was awarded an additional 400 options with a strike price of $1,000. These options vest ratably over a three-year period so long as Mr. Bayly remains Co-Chairman of the Board of Directors and devotes 50% of his time consulting on behalf of the Company. Mr. Bayly’s consulting contract was cancelled when he was appointed Chief Executive Officer.
(13) Subsequent Events
     On January 20, 2005, the Board of Directors of U.S. Can Corporation announced that Philip Mengel joined the Company as Chief Executive Officer, effective January 20, 2005. George V. Bayly will remain with the Company in a different capacity and continues to serve as Director and Co-Chairman of the Board. Mr. Mengel will also continue to serve as a member of the Board of Directors.
     In addition, as announced by the Company on December 23, 2004, effective March 1, 2005, Sandra K. Vollman resigned from her position as Chief Financial Officer. The Company has commenced an external search for her replacement. Until Ms. Vollman’s replacement is hired, the Company has appointed Robert L. Burkhardt to serve as the Company’s principal financial officer.
(14) Goodwill
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
     There were no changes in the carrying amount of goodwill by segment for the years ended December 31, 2004 and 2003. The carrying value of the goodwill by segment is as follows (in 000’s):

Goodwill
Carrying Value
Aerosol	$7,255
Paint, Plastic & General Line	20,129

Balance, December 31, 2004	$27,384

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
     The accounting policies of the segments are the same as those described in Note (2) to the Consolidated Financial Statements. No single customer accounted for more than 10% of the Company’s total net sales during 2004, 2003 or 2002.
     Financial information relating to the Company’s operations by geographic area was as follows (000’s omitted):

	United
	States	Europe	Consolidated
2004
Net sales	$546,702	$298,077	$844,779
Long-lived assets	177,120	114,802	291,922
2003
Net sales	$536,088	$287,354	$823,442
Long-lived assets	193,887	118,517	312,404
2002
Net sales	$555,303	$241,254	$796,557
Long-lived assets	196,784	109,884	306,668

     The following is a summary of revenues from external customers, net income (loss), capital spending, depreciation and amortization and identifiable assets for each segment as of December 31, 2004, 2003 and 2002 (000’s omitted):

	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Revenues from external customers:
Aerosol	$371,625	$359,246	$364,133
International	298,077	287,354	241,254
Paint, Plastic, & General Line	134,138	118,909	119,952
Custom & Specialty	40,939	57,933	71,218

Total revenues	$844,779	$823,442	$796,557

Income (loss) from operations before income taxes and cumulative effect of accounting change:
Aerosol	$59,736	$61,058	$59,559
International	(10,450)	(12,660)	(6,539)
Paint, Plastic, & General Line	13,293	12,882	11,372
Custom & Specialty	1,096	3,240	725

Total Segment Income From Operations	63,675	64,520	65,117
Unallocated Selling, General & Administrative Expenses (a)	(25,352)	(24,259)	(24,147)
Special Charges (b)	(8,747)	(382)	(8,921)
Other Income (c)	2,735	419	215
Interest Expense	(51,232)	(54,411)	(51,278)
Bank Financing Fees	(5,081)	(6,118)	(4,051)
Loss on Early Extinguishment of Debt	(5,508)	—	—

Total loss from operations before income taxes and cumulative effect of accounting change	$(29,510)	$(20,231)	$(23,065)

Capital spending:
Aerosol	$5,413	$10,912	$6,879
International	3,532	2,766	11,996
Paint, Plastic, & General Line	5,187	3,843	3,770
Custom & Specialty	444	1,778	3,002
Corporate	1,325	989	1,588

Total capital spending	$15,901	$20,288	$27,235

Depreciation and amortization:
Aerosol	$13,749	$12,227	$12,014
International	14,311	11,990	8,521
Paint, Plastic, & General Line	6,062	5,856	5,561
Custom & Specialty	2,779	1,810	1,942
Corporate	6,824	6,177	6,387

Total depreciation and amortization	$43,725	$38,060	$34,425

Identifiable assets:
Aerosol	$167,760	$166,645	$166,136
International	215,429	212,126	220,376
Paint, Plastic, & General Line	80,156	77,073	80,566
Custom & Specialty	15,911	24,679	27,087
Corporate	78,496	93,402	86,042

Total identifiable assets	$557,752	$573,925	$580,207

(a)	Represents United States Selling, General & Administrative expenses. The Company does not allocate these costs to its domestic segments.

(b)	Management does not evaluate segment performance including such charges. See Note (4) for further information on the Company’s special charges.

(c)	Other income represents the Company’s share of the net income of its joint venture equity investment in Argentina, and dividends, other income and sale proceeds related to an investment in operations that were formerly owned by the Company. The Company does not allocate such income to its segments.
(16) Subsidiary Guarantor Information
     The following presents the condensed consolidating financial data for U.S. Can Corporation (the “Parent Guarantor”), United States Can Company (the “Issuer”), USC May Verpackungen Holding Inc. (the “Subsidiary Guarantor”), and the Issuer’s European subsidiaries, including May Verpackungen GmbH & Co., KG (the “Non-Guarantor Subsidiaries”), as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. Certain information as of December 31, 2003 and for the years ended December 31, 2002, 2003 and 2004 has been restated (see Note (3)). Investments in subsidiaries are accounted for by the Parent Guarantor, the Issuer and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent’s investment accounts and earnings. This consolidating information reflects the guarantors and non-guarantors of the 10 7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.
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

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
RESTATED FOR THE YEAR ENDED DECEMBER 31, 2004
(000’s omitted)

				USC Europe/
		Restated	USC May	May
	Restated	United States	Verpackungen	Verpackungen		Restated
	U.S. Can	Can	Holding	GmbH (Non-		U.S. Can
	Corporation	Company	(Subsidiary	Guarantor	Restated	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated
NET SALES	$—	$546,702	$—	$298,077	$—	$844,779
COST OF SALES	—	472,577	(340)	292,323	—	764,560

Gross profit	—	74,125	340	5,754	—	80,219
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	25,352	—	16,544	—	41,896
SPECIAL CHARGES	—	7,546	—	1,201	—	8,747
OTHER INCOME	—	(2,099)	—	(636)	—	(2,735)
INTEREST EXPENSE	—	44,551	5,412	1,269	—	51,232
BANK FINANCING FEES	—	4,869	—	212	—	5,081
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	5,508	—	—	—	5,508
EQUITY LOSS FROM SUBSIDIARY	(29,812)	(15,486)	(586)	—	45,884	—

Loss before income taxes	(29,812)	(27,088)	(5,658)	(12,836)	45,884	(29,510)
PROVISION (BENEFIT) FOR INCOME TAXES	—	2,724	105	(2,527)	—	302

NET LOSS	(29,812)	(29,812)	(5,763)	(10,309)	45,884	(29,812)
PREFERRED STOCK DIVIDENDS	(15,299)	—	—	—	—	(15,299)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(45,111)	$(29,812)	$(5,763)	$(10,309)	$45,884	$(45,111)

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
RESTATED FOR THE YEAR ENDED DECEMBER 31, 2003
(000’s omitted)

				USC Europe/
		Restated	USC May	May
	Restated	United States	Verpackungen	Verpackungen		Restated
	U.S. Can	Can	Holding	GmbH(Non-		U.S. Can
	Corporation	Company	(Subsidiary	Guarantor	Restated	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated
NET SALES	$—	$536,088	$—	$287,354	$—	$823,442
COST OF SALES	—	458,908	(374)	288,661	—	747,195

Gross profit	—	77,180	374	(1,307)	—	76,247
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	24,259	—	11,727	—	35,986
SPECIAL CHARGES	—	(580)	—	962	—	382
OTHER INCOME	—	(63)	—	(356)	—	(419)
INTEREST EXPENSE	—	44,799	6,384	3,228	—	54,411
BANK FINANCING FEES	—	6,090	—	28	—	6,118
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY	(21,917)	(25,773)	(7,375)	—	55,065	—

Loss before income taxes	(21,917)	(23,098)	(13,385)	(16,896)	55,065	(20,231)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(1,181)	2,931	(64)	—	1,686

NET LOSS	(21,917)	(21,917)	(16,316)	(16,832)	55,065	(21,917)
PREFERRED STOCK DIVIDENDS	(13,821)	—	—	—	—	(13,821)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(35,738)	$(21,917)	$(16,316)	$(16,832)	$55,065	$(35,738)

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
RESTATED FOR THE YEAR ENDED DECEMBER 31, 2002
(000’s omitted)

				USC Europe/
		Restated	USC May	May
	Restated	United States	Verpackungen	Verpackungen		Restated
	U.S. Can	Can	Holding	GmbH (Non-		U.S. Can
	Corporation	Company	(Subsidiary	Guarantor	Restated	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated

NET SALES	$—	$555,303	$—	$241,254	$—	$796,557
COST OF SALES	—	483,648	(406)	233,871	—	717,113

Gross profit	—	71,655	406	7,383	—	79,444
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	24,146	—	14,328	—	38,474
SPECIAL CHARGES	—	3,080	—	5,841	—	8,921
OTHER INCOME	—	(125)	—	(90)	—	(215)
INTEREST EXPENSE	—	42,105	6,465	2,708	—	51,278
BANK FINANCING FEES	—	4,051	—	—	—	4,051
EQUITY EARNINGS (LOSS) FROM SUBSIDIARY	(77,564)	(65,736)	(19,837)	—	163,137	—

Loss before income taxes	(77,564)	(67,338)	(25,896)	(15,404)	163,137	(23,065)
PROVISION FOR INCOME TAXES	—	2,052	22,197	11,948	—	36,197

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(77,564)	(69,390)	(48,093)	(27,352)	163,137	(59,262)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	(8,174)	4,717	(14,845)	—	(18,302)

NET LOSS	(77,564)	(77,564)	(43,376)	(42,197)	163,137	(77,564)
PREFERRED STOCK DIVIDENDS	(12,521)	—	—	—	—	(12,521)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(90,085)	$(77,564)	$(43,376)	$(42,197)	$163,137	$(90,085)

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004
(000’s omitted)

				USC Europe/
			USC May	May
			Verpackungen	Verpackungen
	U.S. Can	United States	Holding	GmbH (Non-		U.S. Can
	Corporation	Can Company	(Subsidiary	Guarantor		Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$927	$—	$6,181	$—	$7,108
Accounts receivable	—	50,115	—	28,408	—	78,523
Inventories	—	62,861	—	42,406	—	105,267
Deferred income taxes	—	6,660	—	865	—	7,525
Other current assets	—	8,376	—	22,435	—	30,811

Total current assets	—	128,939	—	100,295	—	229,234
NET PROPERTY, PLANT AND EQUIPMENT	—	126,418	—	100,604	—	227,022
GOODWILL	—	27,384	—	—	—	27,384
DEFERRED INCOME TAXES	—	22,867	—	332	—	23,199
OTHER NON-CURRENT ASSETS	—	36,715	—	14,198	—	50,913
INTERCOMPANY ADVANCES	—	286,028	—	—	(286,028)	—
INVESTMENT IN SUBSIDIARIES	—	—	64,954	—	(64,954)	—

Total assets	$—	$628,351	$64,954	$215,429	$(350,982)	$557,752

CURRENT LIABILITIES
Current maturities of long-term debt	$—	$3,965	$—	$5,480	$—	$9,445
Accounts payable	—	41,716	—	59,262	—	100,978
Restructuring reserves	—	1,947	—	2,400	—	4,347
Income taxes payable	—	—	—	479	—	479
Other current liabilities	—	39,244	—	16,318	—	55,562

Total current liabilities	—	86,872	—	83,939	—	170,811
TOTAL LONG TERM DEBT	854	549,697	—	—	—	550,551
LONG-TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	—	41,652	591	26,639	—	68,882
OTHER LONG-TERM LIABILITIES	—	2,782	—	902	—	3,684
PREFERRED STOCK	162,253	—	—	—	—	162,253
INTERCOMPANY LOANS	112,057	—	127,111	46,860	(286,028)	—
INVESTMENT IN SUBSIDIARIES	123,265	70,613	—	—	(193,878)	—
STOCKHOLDERS’ EQUITY	(398,429)	(123,265)	(62,748)	57,089	128,924	(398,429)

Total liabilities and stockholders’ equity	$—	$628,351	$64,954	$215,429	$(350,982)	$557,752

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
Restated As of December 31, 2003
(000’s omitted)

				USC Europe/
			USC May	May
	Restated	Restated	Verpackungen	Verpackungen		Restated
	U.S. Can	United States	Holding	GmbH (Non-		U.S. Can
	Corporation	Can Company	(Subsidiary	Guarantor	Restated	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,854	$—	$6,110	$—	$22,964
Accounts receivable	—	44,157	—	37,236	—	81,393
Inventories	—	51,941	—	42,401	—	94,342
Deferred income taxes	—	971	—	130	—	1,101
Other current assets	—	6,460	—	7,457	—	13,917

Total current assets	—	120,383	—	93,334	—	213,717
NET PROPERTY, PLANT AND EQUIPMENT	—	143,777	—	103,712	—	247,489
GOODWILL	—	27,384	—	—	—	27,384
DEFERRED INCOME TAXES	—	30,685	—	131	—	30,816
OTHER NON-CURRENT ASSETS	—	39,570	—	14,949	—	54,519
INTERCOMPANY ADVANCES	—	260,962	—	—	(260,962)	—
INVESTMENT IN SUBSIDIARIES	—	—	61,961	—	(61,961)	—

Total assets	$—	$622,761	$61,961	$212,126	$(322,923)	$573,925

CURRENT LIABILITIES
Current maturities of long-term debt	$—	$2,379	$—	$21,078	$—	$23,457
Accounts payable	—	42,237	—	56,174	—	98,411
Restructuring reserves	—	2,831	—	581	—	3,412
Income taxes payable	—	—	—	362	—	362
Other current liabilities	—	35,683	—	15,012	—	50,695

Total current liabilities	—	83,130	—	93,207	—	176,337
TOTAL LONG TERM DEBT	854	534,913	—	—	—	535,767
LONG-TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	—	41,069	930	29,780	—	71,779
OTHER LONG-TERM LIABILITIES	—	2,594	—	2,898	—	5,492
PREFERRED STOCK	146,954	—	—	—	—	146,954
INTERCOMPANY LOANS	112,056	—	121,595	27,311	(260,962)	—
INVESTMENT IN SUBSIDIARIES	102,540	63,595	—	—	(166,135)	—
STOCKHOLDERS’ EQUITY	(362,404)	(102,540)	(60,564)	58,930	104,174	(362,404)

Total liabilities and stockholders’ equity	$—	$622,761	$61,961	$212,126	$(322,923)	$573,925

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
RESTATED FOR THE YEAR ENDED DECEMBER 31, 2004
(000’s omitted)

				Restated
				USC Europe /
			USC May	May
		United	Verpackungen	Verpackungen	Restated
	U.S. Can	States Can	Holding	(Non-	U.S. Can
	Corporation	Company	(Subsidiary-	Guarantor	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$—	$9,626	$(6,105)	$1,990	$5,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(12,370)	—	(3,531)	(15,901)
Proceeds on the sale of property	—	1,086	—	105	1,191
Dividends from Formametal S.A.	—	1,350	—	—	1,350

Net cash used in investing activities	—	(9,934)	—	(3,426)	(13,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany advances	—	(25,062)	6,105	18,957	—
Borrowing of Term B loan	—	250,000	—	—	250,000
Payments of Term B loan	—	(1,875)	—	—	(1,875)
Net payments under the revolving line of credit	—	(42,100)	—	—	(42,100)
Payment of Tranche A loan	—	(38,706)	—	—	(38,706)
Payment of Tranche B loan	—	(130,175)	—	—	(130,175)
Payment of Tranche C loan	—	(20,000)	—	—	(20,000)
Borrowings of other debt	—	1,026	—	4,895	5,921
Payments of other long-term debt	—	(1,801)	—	(20,898)	(22,699)
Payments of debt financing costs	—	(6,926)	—	—	(6,926)

Net cash (used in) provided by financing activities	—	(15,619)	6,105	2,954	(6,560)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(1,447)	(1,447)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(15,927)	—	71	(15,856)
CASH AND CASH EQUIVALENTS, beginning of year	—	16,854	—	6,110	22,964

CASH AND CASH EQUIVALENTS, end of period	$—	$927	$—	$6,181	$7,108

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
RESTATED FOR THE YEAR ENDED DECEMBER 31, 2003
(000’s omitted)

				Restated
				USC Europe /
			USC May	May
		United	Verpackungen	Verpackungen	Restated
	U.S. Can	States Can	Holding	(Non-	U.S. Can
	Corporation	Company	(Subsidiary-	Guarantor	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$—	$23,099	$(14,101)	$21,754	$30,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(17,523)	—	(2,765)	(20,288)
Proceeds on the sale of property	—	256	—	5,173	5,429
Dividends from Formametal S.A.	—	310	—	—	310

Net cash used in investing activities	—	(16,957)	—	2,408	(14,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany advances	—	(11,312)	14,101	(2,789)	—
Issuance of 10 7/8% senior secured notes	—	125,000	—	—	125,000
Repurchase of 12 3/8% senior subordinated notes	—	(3,011)	—	—	(3,011)
Net payments under the revolving line of credit	—	(27,600)	—	—	(27,600)
Payment of Tranche A loan	—	(27,294)	—	—	(27,294)
Payment of Tranche B loan	—	(47,575)	—	—	(47,575)
Borrowings of other debt	—	4,814	—	1,087	5,901
Payments of other long-term debt	—	(1,079)	—	(18,750)	(19,829)
Payments of debt financing costs	—	(6,938)	—	—	(6,938)

Net cash (used in) provided by financing activities	—	5,005	14,101	(20,452)	(1,346)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(3,583)	(3,583)

INCREASE IN CASH AND CASH EQUIVALENTS	—	11,147	—	127	11,274
CASH AND CASH EQUIVALENTS, beginning of year	—	5,707	—	5,983	11,690

CASH AND CASH EQUIVALENTS, end of period	$—	$16,854	$—	$6,110	$22,964

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002
(000’s omitted)

				USC Europe /
			USC May	May
		United	Verpackungen	Verpackungen
	U.S. Can	States Can	Holding	(Non-	U.S. Can
	Corporation	Company	(Subsidiary-	Guarantor	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$—	$19,114	$(41,410)	$26,113	$3,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(15,239)	—	(11,996)	(27,235)
Proceeds on the sale of property	—	817	—	4,845	5,662
Investment in Formametal S.A.	—	(133)	—	—	(133)

Net cash used in investing activities	—	(14,555)	—	(7,151)	(21,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany advances	—	(10,195)	41,410	(31,215)	—
Net borrowings under the revolving line of credit	—	13,600	—	—	13,600
Borrowing of long-term debt	—	—	—	12,625	12,625
Payments of long-term debt, including capital lease obligations	—	(10,506)	—	(1,662)	(12,168)

Net cash (used in) provided by financing activities	—	(7,101)	41,410	(20,252)	14,057

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	779	779

DECREASE IN CASH AND CASH EQUIVALENTS	—	(2,542)	—	(511)	(3,053)
CASH AND CASH EQUIVALENTS, beginning of year	—	8,249	—	6,494	14,743

CASH AND CASH EQUIVALENTS, end of period	$—	$5,707	$—	$5,983	$11,690

(17) Quarterly Financial Data (Unaudited)
     The following is a summary of the unaudited interim results of operations for each of the quarters in 2004 (000’s omitted) See Note (3) for a discussion of the Restatement

					Third	Fourth
	First Quarter		Second Quarter		Quarter	Quarter
		As Previously		As Previously
	Restated	Reported	Restated	Reported
	2004	2004	2004	2004	2004	2004
					Third	Fourth
Net Sales	$213,467	$213,467	$211,809	$211,809	$207,263	$212,240
Gross Profit	19,844	19,372	19,234	18,908	21,922	19,219
Special Charges(a)	482	482	922	922	4,012	3,331
Net Loss	(4,670)	(4,961)	(9,588)	(9,790)	(5,275)	(10,279)
Net Loss Attributable to Common Shareholders	$(8,494)	$(8,785)	$(13,348)	$(13,550)	$(9,128)	$(14,141)

(a) See Note (4) to the Consolidated Financial Statements
     The following is a summary of the unaudited interim results of operations for each of the quarters in 2003 (000’s omitted) See Note (3) for a discussion of the Restatement

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
					As Previously
				Restated	Reported
	2003	2003	2003	2003	2003
Net Sales	$199,153	$210,623	$204,671	$208,995	$208,995
Gross Profit	20,275	21,113	17,714	17,145	18,094
Special Charges (a)	758	592	(760)	(208)	(208)
Net Loss	(4,432)	(4,055)	(7,101)	(6,329)	(5,744)
Net Loss Attributable to Common Shareholders	$(7,678)	$(7,455)	$(10,586)	$(10,019)	$(9,434)

(a) See Note (4) to the Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A.	CONTROLS AND PROCEDURES
     On September 13, 2005, in response to a comment letter from the staff of the Securities and Exchange Commission that, among other things, requested information relating to the Company’s accounting change from LIFO to FIFO during the second quarter of 2004 and the application of APB Opinion No. 20, the Audit Committee of the Board of Directors of the Company agreed with management’s recommendation to restate the Company’s financial statements for the effects of changing the Company’s inventory policy from LIFO to FIFO. In addition, the Company reclassified amounts related to accounts receivable factoring from financing activities to operating activities in the consolidated statement of cash flows for the years ended December 31, 2004 and 2003.
     In connection with the restatement, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). As part of this evaluation, management reviewed the circumstances under which the Company determined to change from LIFO to FIFO and reviewed the factors the Company had examined at the time of the change, including the expected quantitative change in inventory costs, the impact of the proposed change on reported operating trends and reported results of operations, including Credit Facility EBITDA, the effect of the change on each of the Company’s segments, the effect of the change on management bonus calculations, and other business and economic rationales for the change.
     In evaluating the effectiveness of the design and operations of the Company’s controls and procedures with respect to the reclassification in its statement of cash flows, the Company evaluated the impact of the cash flow reclassification and noted that the reclassification did not affect the total net change in cash and cash equivalents for the years ended December 31, 2004 and 2003 and had no impact on the Company’s consolidated balance sheets, stockholders’ equity, and net cash flows for any period.
     Based upon the evaluation undertaken in response to the restatement and taking into consideration the circumstances involved in the restatement described in Note (3) to the Consolidated Financial Statements and discussed above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for recording, processing, summarizing and reporting the information the Company discloses in the reports that the Company files with the Commission.
     Except as set forth below, during the fourth quarter ended December 31, 2004, there was no change in the Company’s internal controls over financial reporting that materially affected, or was reasonably likely to materially affect, the Company’s internal controls over financial reporting.
     As reported in the Company’s December 31, 2003 10-K/A, in November 2004, as a result of inquiries regarding accounting and financial reporting issues at its Laon, France facility, the Company determined that it would restate its financial statements for the years ended December 2002 and 2003, and the quarter ended April 4, 2004 (the “2003 Restatement”). In connection with the 2003 Restatement, the Company’s auditors, Deloitte & Touche LLP, delivered a letter to the Company regarding “material weaknesses” in the Company’s internal controls concerning oversight of its European operations, in particular its Laon, France facility. As described below, the Company has taken corrective action to address this weakness.
     In connection with the 2003 Restatement process and the inquiry by the Audit Committee, the Company has carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, including an evaluation of such controls and procedures at a number of its other facilities and at the Company’s corporate headquarters. Management believes that similar control weaknesses do not exist at these facilities.

     The Company has initiated the implementation of various measures to strengthen its internal controls and has added more structure to the financial oversight of its European operations, including its facility in Laon, France. In particular, the Company has implemented and intends on implementing the following plans to strengthen its internal controls and add more structure to the financial oversight of its European operations:
▪	In December 2004, the Company hired a new Finance Director for its Laon, France facility.

▪	The Company has hired an internal auditor to provide internal audit services for the Company, including the Company’s European operations.

▪	The Company continues the process of implementing a detailed system at each European location to provide support to the audit process, including reports, checklists and site visits.
     The Company believes that the efforts that have been or will be taken will substantially strengthen the organization and personnel of the senior financial and control functions in Europe and the Company’s overall operations.
     The Company is in the process of reviewing measures to strengthen its processes with respect to changes in accounting principles and reviewing guidance regarding the reporting of its financial information, including the process of reviewing SEC and other authoritative pronouncements. The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis, including consideration of recommendations identified through the 2003 Restatement, and will implement further actions as necessary in its continuing efforts to strengthen the control process.
     The Company’s management is committed to continuing to improve the state of its controls and procedures, corporate governance and financial reporting. Other than the Company’s progress in implementing the plans described above, since the evaluation date by the Company’s management of its internal controls, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

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

Name	Age	Position

Carl Ferenbach	62	Director, Co-Chairman of the Board
George V. Bayly	62	Director, Co-Chairman of the Board
Philip R. Mengel	60	Director, Chief Executive Officer
Thomas A. Scrimo	56	Executive Vice President and General Manager, Business Units of the Americas
Sarah T. Macdonald	40	Senior Vice President, Sales and Marketing
Larry S. Morrison	51	Senior Senior Vice President, Metal Manufacturing and Lithography Operations
Robert L. Burkhardt	45	Vice President and Controller
Emil P. Obradovich	58	Vice President and Chief Technical Officer
Thomas J. Olander	56	Vice President, Human Resources
Sheleen Quish	56	Vice President and Chief Information Officer
Richard K. Lubin	58	Director
Francisco A. Soler	59	Director
Louis B. Susman	67	Director
Carl Ferenbach. Mr. Ferenbach has been Chairman of the Board since October 2002. Mr. Ferenbach, who was one of our founding directors in 1983 and served as a member of our Board of Directors until February 2000, was elected as a Director at the time of the recapitalization in October 2000. Mr. Ferenbach is also a Managing Director of Berkshire Partners, a private equity investment firm, which he co-founded in 1986. He has been a director of many of Berkshire Partners’ manufacturing, transportation and telecommunications investments, serves as a director of Crown Castle International Corporation and is Chairman of English Welsh & Scottish Railway.
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
Thomas A. Scrimo. Mr. Scrimo became Executive Vice President and General Manager for Business Units of the Americas in October 2003. Since February 2003, Mr. Scrimo had served as our Executive Vice President and General Manager for Aerosol, Paint and General Line. From November 2002 to February 2003, Mr. Scrimo served as the Company’s Senior Vice President and General Manager of Operations, Americas. Mr. Scrimo served as our Senior Vice President and General Manager, Aerosol Operations and Business Support since February 2000. From August 1998 to February 2000, Mr. Scrimo served as our Vice President, Business Support Operations. Prior to joining us, he served as Vice President of Operations for Greenfield Industries, Inc., an international tool manufacturer, from January 1997 to August 1998.

Sarah T. Macdonald. Ms. Macdonald serves as the Company’s Senior Vice President of Sales and Marketing. She was named our Senior Vice President, Sales in October 2003 and assumed responsibility for Marketing in May 2004. Previously, Ms. Macdonald had been our Vice President, Global Accounts since May 2001. From August 2000 to May 2001, she served as Vice President, Marketing, Aerosol and Paint, Plastic & General Line and Vice President, Marketing, Paint, Plastic & General Line from December 1999 to August 2000. From October 1998 to December of 1999, Ms. Macdonald was the Sales and Marketing Director of the Company’s U.K. operations. Before joining the Company, Ms. Macdonald held a number of different sales and marketing positions with Crown, Cork & Seal and Carnaud Metalbox.
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
Richard K. Lubin. Mr. Lubin has served as a Director since the recapitalization in 2000. Mr. Lubin is a Managing Director of Berkshire Partners, which he co-founded in 1986. He has been a director of many of Berkshire Partners’ manufacturing, retailing and transportation investments and currently serves as a director of The Holmes Group, Inc. and Amscan Holdings, Inc.
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
Audit Committee Financial Expert
     Messrs. Soler, Ferenbach, Bayly and Lubin constitute the members of our audit committee. At the present time, based on our review of the criteria required to meet the definition of “audit committee financial expert” under the rules adopted by the SEC, no member of the audit committee meets the SEC’s definition of an audit committee financial expert. Nevertheless, we believe the experience and education of the members of the audit committee qualifies them to monitor the integrity of our financial statements, legal and regulatory requirements applicable to us, the public accountants’ qualifications and independence, the performance of our internal audit function, and our compliance with the Sarbanes-Oxley Act and the rules and regulations thereunder. Moreover, we believe that each of the members of the audit committee has demonstrated that he is capable of (i) understanding accounting principles generally accepted in the United States of America (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert under the rule adopted by the SEC. Given the business experience and acumen of Messrs. Soler, Ferenbach, Bayly and Lubin and their longstanding service as members of the our audit committee, the Board of Directors believes that they are qualified to carry out all duties and responsibilities of our audit committee. In addition, the audit committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate. We believe the directors’ qualifications and experience, and ability to utilize outside advisors and experts as they consider appropriate, affords them sufficient background and expertise to fulfill their obligations without the necessity of including an audit financial expert at the present time.
Code of Ethics
     The Company has adopted a code of business conduct and ethics for officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Corporate Code of Ethics and Conduct. The Corporate Code of Ethics and Conduct is available on the Company’s website at http://www.uscanco.com/code.htm.

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
Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards	Payout
					Securities
					Underlying
				Other Annual	Options/SARs	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	(#)(c)	Compensation

George V. Bayly (e)	2004	$345,915	$—	$2,621	none	$6,212	(a)
Chief Executive Officer[1]

Thomas A. Scrimo	2004	$323,738	$30,000	$8,652	none	$12,381	(a)
Executive Vice President and G.M.,	2003	$287,869	$—	$5,506	none	$14,563	(b)
Aerosol, Paint & Business Support	2002	$252,677	$35,000	$5,506	none	$14,478	(c)

Sarah T. Macdonald	2004	$230,162	$55,000	$5,718	none	$6,715	(a)
Senior Vice President, Sales	2003	$159,792	$19,500	$5,045	none	$6,858	(b)
and Marketing	2002	$123,062	$20,000	$5,506	none	$4,262	(c)

Sandra K. Vollman (f)	2004	$244,777	$—	$5,718	none	$7,988	(a)
Senior Vice President and Chief	2003	$224,792	$—	$5,506	none	$8,306	(b)
Financial Officer	2002	$203,446	$20,000	$5,506	none	$16,219	(c)

Anthony P. MacLaurin (e)	2004	$166,013	$81,250	$2,732	none	$2,674	(a)
Executive Vice President, International

Francois Vissers (f)	2004	$173,366	$—	$—	none	$186,430	(d)
Senior Vice President, Int’l and	2003	$341,037	$—	$7,049	none	$—	(d)
President of European Operations	2002	$270,948	$31,102	$5,457	none	$—	(d)

John L. Workman (f)	2004	$188,469	$—	$2,144	none	$390,317	(a)
Former Chief Executive Officer	2003	$521,377	$—	$6,194	none	$26,681	(b)
	2002	$424,723	$45,000	$7,215	none	$24,148	(c)

1On January 20, 2005, the Company announced that Philip Mengel had been named Chief Executive Officer of the Company. Mr. Bayly remains employed by the Company and continues to serve as a Director and Co-Chairman of the Board.

(a)	2004 amounts shown for Messrs. Bayly, Scrimo, Ms. Vollman, Mr. MacLaurin and Mr. Workman include contributions or payments for their benefit to U.S. Can Corporation’s Salaried Employee Savings and Retirement Accumulation Plan (“SRAP”) and pursuant to nonqualified retirement plans ($6,212, $12,381, $7,988, $738 and $13,356 respectively). The 2004 amount shown for Mr. Workman also includes payments made by the Company of $376,962 to Mr. Workman in accordance with his Severance Agreement. The amount for Ms. Macdonald represents contributions to the UK Pension Plan of $6,715. Included in the 2004 amount for Mr. MacLaurin is $1,936 for executive expenses.

(b)	2003 amounts shown for Mr. Scrimo, Ms. Vollman and Mr. Workman include contributions or payments for their benefit to U.S. Can Corporation’s Salaried Employee Savings and Retirement Accumulation Plan (“SRAP”) and

pursuant to nonqualified retirement plans ($14,563, $8,306 and $26,681 respectively). The amount for Ms. Macdonald represents contributions to the UK Pension Plan of $6,858.

(c)	2002 amounts shown for Mr. Scrimo, Ms. Vollman and Mr. Workman include contributions or payments for their benefit to U.S. Can Corporation’s Salaried Employee Savings and Retirement Accumulation Plan (“SRAP”) and pursuant to nonqualified retirement plans ($14,478, $16,219 and $24,148 respectively). The amount for Ms. Macdonald represents contributions to the UK Pension Plan of $4,262.

(d)	Mr. Vissers is compensated partially in euros and partially in British pounds. The amounts shown for Mr. Vissers have been converted to U.S. dollars at the applicable exchange rate in effect as of the calendar year-end for the year in which payment was made. During 2003 and 2002 the Company did not make any contributions for the benefit of Mr. Vissers to any type of executive retirement plan or overseas employee benefit trust. All such contributions were made by Mr. Vissers through salary deductions. The 2004 amount shown for Mr. Vissers also includes payments made by the Company of $172,268 in accordance with his Severance Agreement.

(e)	Mr. Bayly was appointed the Company’s Chief Executive Officer in April 2004. Prior to April 2004, Mr. Bayly consulted with the Company for which he was compensated $93,333, excluding board fees. Mr. MacLaurin joined the Company in July 2004.

(f)	Mr. Visser’s employment terminated on August 31, 2004, and Mr. Workman’s employment terminated on April 22, 2004. Effective March 1, 2005, Ms. Vollman resigned from the Company.
Option Grants
     There were no option or stock appreciation right (“SAR”) grants to our Chief Executive Officer or our four most highly compensated employees in 2004.
Aggregated Option/SAR Exercises in 2004 and 2004-End Option/SAR Values
     No shares were acquired as a result of option exercises by the named executive officers during 2004.

Number of Securities
	Underlying	Value of Unexercised
	Unexercised Options	In-The-Money Options
	at 2004-Year End (#)	at 2004-Year End ($)(a)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

George Bayly	166.67/333.33	$0/$0
Thomas A. Scrimo	181.08/158.44	$0/$0
Sarah T. Macdonald	45.270/11.317	$0/$0
Sandra K. Vollman (b)	113.17/28.294	$0/$0
Anthony P. MacLaurin	00.000/00.000	$0/$0
Francois Vissers (c)	00.000/00.000	$0/$0
John L. Workman (d)	00.000/00.000	$0/$0

(a)	There was no established trading market for U.S. Can Corporation’s common stock as of December 31, 2004. Management has determined that the fair market value of the common stock underlying these options did not exceed $1,000.00 (the exercise price of these options) and, accordingly, none of the options were in-the-money.

(b)	Ms. Vollman resigned from the Company on March 1, 2005. In accordance with her separation agreement, her options expired on March 1, 2005.

(c)	Mr. Vissers resigned from the Company on August 31, 2004. In accordance with his separation agreement, his options expired on December 14, 2004.

(d)	Mr. Workman resigned from the Company on April 22, 2004. In accordance with his separation agreement, his options expired on August 5, 2004.
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
Other Fees
     On December 11, 2003, George Bayly was appointed Co-Chairman of the Company’s Board of Directors. In April 2004, Mr. Bayly was appointed Chief Executive Officer of the Company. Until April 2004, Mr. Bayly consulted with the Company for which he was compensated $93,333, excluding board fees. Also, in conjunction with his consulting arrangement, during 2003 Mr. Bayly was awarded an additional 400 options with a strike price of $1,000.
Compensation Committee Interlocks and Insider Participation
     Mr. Lubin has served as Chairman of U.S. Can Corporation’s Compensation Committee since 2002. Messrs. Soler, Ferenbach and Susman constitute the other members of the Company’s compensation committee. Mr. Lubin and Mr. Ferenbach are managing directors of Berkshire Partners. Prior to becoming the Company’s Chief Executive Officer in January of 2005, Mr. Mengel was an Advisory Director to Berkshire Partners. Upon the completion of the recapitalization in October 2000, Berkshire Partners received a fee of $2.0 million. In addition, Berkshire Partners receives a management fee of $750,000 per year.
     In consideration for Berkshire’s agreement to purchase a participation in the Tranche C term loan under the Company’s former Credit Facility (Senior Secured Credit Facility), the Company agreed to accrue for and pay to Berkshire an annual fee of 2.75% of the amount of the Tranche C term loan then outstanding, which was $1.65 million for 2002 through 2004. The cumulative amount of $1.65 million was paid to Berkshire Partners in June 2004 upon termination of the Senior Secured Credit Facility.
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

Transactions with Management
Executive Severance Plan
     Several of our executive officers are eligible to participate in our executive severance plan. The executive severance plan provides an executive with a severance payment equal to 12 months (18 months for certain executives) of the executive’s base salary in the event the executive is terminated without cause or leaves for good reason. In the cases of Messrs. Scrimo and MacLaurin, the executive severance plan will not provide a severance benefit if these executives are entitled to receive a severance benefit under their employment agreements (described below).
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
Change in Control Agreements
     Mr. Obradovich is a party to a change in control agreement. The agreement with Mr. Obradovich provides that upon termination by us or constructive termination by Mr. Obradovich within two years of a change in control, he will be entitled to:
•	a severance payment equal to one times the greater of his current annual base salary or the annual base salary immediately before the change in control;

•	a pro-rated bonus based on the target bonus; and

•	continuation of health and welfare benefits for one year following termination.
Employment Agreements with Messrs. MacLaurin and Scrimo
Employment Agreement with Mr. Scrimo
     In October of 2004, the Company renewed its existing employment agreement with Mr. Scrimo, for an additional year. Under the terms of his employment agreement, Mr. Scrimo will be paid an annual base salary of at least $300,000. Mr. Scrimo’s base salary and other compensation will be reviewed annually by his supervisor. Mr. Scrimo participates in our management incentive plan with an opportunity to receive a bonus payment equal to 50% of his base salary. The Company also agreed to provide Mr. Scrimo with term life insurance coverage with death benefits at least equal to twice his base salary, an automobile allowance and employee benefits comparable to those provided to our other senior executives.
     In the event of the termination of Mr. Scrimo’s employment with us due to his death or permanent disability, we will pay him or his estate:
(1)	an amount equal to one year’s base salary reduced by any amounts received from any life or disability insurance provided by us; and

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
     If Mr. Scrimo’s employment is terminated for cause or by voluntary resignation, he will receive no further compensation.
Employment Agreement with Mr. MacLaurin
     In July of 2004, the Company entered in to an employment agreement with Mr. MacLaurin. Under the terms of his employment agreement, Mr. MacLaurin will be paid an annual base salary of at least $337,000. Mr. MacLaurin’s base salary and other compensation will be reviewed annually by that executive’s supervisor. For the fiscal year ending December 31, 2004, Mr. MacLaurin will receive a bonus payment of $81,250; thereafter, Mr. MacLaurin will participate in our management incentive plan with an opportunity to receive a bonus payment equal to 50% of his base salary. The Company also agreed to provide Mr. MacLaurin an automobile allowance and employee benefits comparable to those provided to our other senior executives.
     In the event of Mr. MacLaurin’s permanent disability during the term of his employment with us, we will pay him:
(1)	his base salary during the period of disability reduced by any amounts received from any life or disability insurance provided by us; and

(2)	if he is entitled to receive a bonus payment under the management incentive plan, a bonus payment prorated to reflect any partial year of employment.
     In the event of the termination of Mr. MacLaurin’s employment due to his death or permanent disability, we will pay him, or his estate in the case of his death final compensation of:
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

     If Mr. MacLaurin’s employment is terminated for cause or by voluntary resignation, he will receive no further compensation.
Compensation Arrangement with Mr. Mengel
     On January 20, 2005, Mr. Mengel was appointed Chief Executive Officer of the Company, reporting to the Board of Directors. Mr. Mengel will be paid an annual base salary of at least $675,000 and will have the opportunity to receive a bonus payment equal to 100% of his base salary under our management incentive plan. The Company also will provide Mr. Mengel with an automobile allowance, a housing allowance and employee benefits comparable to those provided to the Company’s other senior executives. Mr. Mengel is a participant in the Company’s Executive Severance Plan.
Compensation Arrangement with Mr. Bayly
     From April 22, 2004 until January 20, 2005, Mr. Bayly served as Chief Executive Officer of the Company. The Company continues to employ Mr. Bayly following his resignation as Chief Executive Officer and he continues to serve on the Company’s Board of Directors. Beginning with his appointment as Chief Executive Officer, Mr. Bayly is paid an annual base salary of at least $625,000 and has the opportunity to receive a bonus payment equal to 60% of his base salary under the Company’s management incentive plan. The Company also provides Mr. Bayly with a satellite office and employee benefits comparable to those provided to the Company’s other senior managers. Mr. Bayly is not a participant in the Company’s Executive Severance Plan.
Separation Agreement with Ms. Vollman
     The Company entered into an agreement with Ms. Vollman on December 22, 2004, under which she resigned effective March 1, 2005 (the “Separation Date”). Under the terms of this agreement, we agreed to provide to Ms. Vollman benefits, including:
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
Separation Agreement with Mr. Vissers
     The Company entered into a settlement letter, dated October 6, 2004 with Mr. Vissers, who resigned on August 31, 2004 (the “Separation Date”). Under the terms of this agreement, the Company agreed to provide to Mr. Vissers severance benefits, including:
(1)	a statutory redundancy payment;

(2)	a lump sum payment equal to twelve months of his salary, including car allowance and pension contribution, less tax sums paid by the Company on his behalf to the United Kingdom Inland Revenue;

(3)	waiving our exercise of the call right of any securities held by him on the Separation Date; and

(4)	an aggregate of up to £675 plus VAT for reasonable attorneys’ fees, costs and expenses.
     Mr. Vissers also agreed to standard confidentiality, nonsolicitation and release provisions.

Separation Agreement with Mr. Workman
     The Company entered into an agreement of resignation, dated April 22, 2004 with Mr. Workman, who resigned on April 22, 2004 (the “Separation Date”). Under the terms of this agreement, the Company agreed to provide to Mr. Workman severance benefits, including:
(1)	his salary for a period of 18 months after the Separation Date;

(2)	an award, if any, to him under our Management Incentive Plan for the performance period in which the Separation Date occurred, subject to a pro rata reduction for the period following the Separation Date;

(3)	an extension of his ability to exercise vested options beyond the period provided for in our 2000 Equity Incentive Plan;

(4)	an aggregate of up to $13,000 for reasonable attorneys’ fees, costs and expenses;

(5)	up to $25,000 for reasonable outplacement services until he obtains other employment;

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
     The following table presents the securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2004.

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,678.423	1,000.000	1,575.338

Equity compensation plans not approved by security holders	—	—	—

Total	1,678.423	1,000.000	1,575.338

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
     The following table sets forth certain information with respect to the ownership of U.S. Can Corporation’s common stock as of March 15, 2005. As of March 15, 2005, U.S. Can Corporation had 53,333.333 shares of issued and outstanding common stock.
     U.S. Can Corporation’s preferred stock, which has no voting rights other than those provided by Delaware law, is owned by Berkshire Partners and its co-investors, Citigroup, Inc. (formerly Salomon Smith Barney) and affiliates of Francisco Soler. See “Certain Relationships and Related Party Transactions—Preferred Stock.”
     Notwithstanding the beneficial ownership of common stock presented below, the stockholders agreement entered into upon consummation of the transactions governs the stockholders’ exercise of their voting rights with respect to the election of directors and other material events. The parties to the stockholders agreement have agreed to vote their shares to elect the Board of Directors as set forth therein. See “Certain Relationships and Related Party Transactions — Stockholders Agreement.”
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

Beneficial Owner	Number of Shares	Percent Ownership

Berkshire Partners LLC (1)	41,229.278	77.30%
George V. Bayly (2)	166.667	*
Philip R. Mengel (2)	33.333	*
Thomas A. Scrimo (3)	394.412	*
Sarah T. Macdonald (2)	45.270	*
Larry S. Morrison (2)	45.270	*
Francois Vissers	—	*
John L. Workman	1,000.000	1.88
Carl Ferenbach (4)	41,229.278	77.30
Richard K. Lubin (4)	41,229.278	77.30
Francisco A. Soler (5)	951.485	1.78
Louis B. Susman (6)	2,613.332	4.90
All officers and directors as a group (14 persons) (7)	45,600.903	85.50

*	Less than 1%

(1)	Includes 25,847.737 shares of common stock held by Berkshire Fund V Limited Partnership; 2,584.771 shares of common stock held by Berkshire Investors LLC; and 12,796.770 shares of common stock held by Berkshire Fund V Coinvestment Fund, Limited Partnership. The address of Berkshire Partners LLC is One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(2)	Number of shares represents currently exercisable options.

(3)	Includes 181.078 shares subject to currently exercisable options.

(4)	Mr. Ferenbach and Mr. Lubin are Managing Directors of Berkshire Partners LLC.

(5)	Mr. Soler beneficially owns 951.485 shares of U.S. Can Corporation common stock as a result of his relationship to (i) Windsor International Corporation, a company of which Mr. Soler is a director and executive officer and which is the record holder of 424.460 shares, (ii) Atlas World Carriers S.A., a company of which Mr. Soler is a director and executive officer and which is the record holder of 250.172 shares, (iii) The World Financial Corporation S.A., a company of which Mr. Soler is a director and executive officer and which is the record holder of 250.172 shares, and (iv) Scarsdale Company N.V., Inc., a company of which Mr. Soler is an executive officer and which is the record holder of 26.681 shares.

(6)	Mr. Susman beneficially owns 2,613.332 shares of common stock as a result of his relationship to Citigroup. Mr. Susman is the Vice Chairman of Investment Banking and Managing Director of Citigroup Global Markets Inc. Citigroup and its affiliates are the record holder of 2,613.332 shares of common stock.

(7)	Includes 593.474 shares subject to currently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Company believes that the terms of the transactions described below are at least as favorable to the Company as the Company would expect to negotiate in transactions with unrelated third parties.
Relationship with Berkshire Partners
     Berkshire Partners has been actively involved in the Company through Carl Ferenbach, a founding partner of Berkshire Partners. Mr. Ferenbach was one of the Company’s founding directors in 1983 and currently serves as a Director and Co-Chairman of the Company’s Board of Directors. In addition, Mr. Lubin is a managing director of Berkshire Partners and Mr. Mengel served as an Advisory Director to Berkshire Partners prior to being named the Company’s Chief Executive Officer in January of 2005. Upon the completion of the recapitalization in October 2000, Berkshire Partners received a fee of $2.0 million. In addition, Berkshire Partners receives a management fee of $750,000 per year.
     In consideration for Berkshire’s agreement to purchase a participation in the Tranche C term loan under the Company’s former Credit Facility (Senior Secured Credit Facility), the Company agreed to accrue for and pay to Berkshire an annual fee of 2.75% of the amount of the Tranche C term loan then outstanding, which was $1.65 million for 2002 through 2004. The cumulative amount of $1.65 million was paid to Berkshire Partners in June 2004 upon termination of the Senior Secured Credit Facility.
Relationship with Citigroup
     Citigroup Inc. and its affiliates currently beneficially own 4.90% of the common stock of U.S. Can and provide investment banking and financial advisory services to the Company from time to time. Citigroup Global Markets Inc. was paid $2.0 million in fees for financial advisory services provided in connection with the September 2000 recapitalization and received customary compensation as an initial purchaser of the Company’s 12 3/8% Senior Subordinated Notes that were offered in connection with the recapitalization in October 2000. Mr. Susman is Vice Chairman of Investment Banking and Managing Director of Citigroup Global Markets Inc. Citigroup Inc. was paid $2.9 million in fees in 2003 for financial advisory services provided in connection with the Company’s 10 7/8% Senior Secured Note offering. The Company did not make any payments to Citigroup in 2004 or 2002 and have not agreed to make any payments to them in 2005, other than for customary compensation as the initial purchaser in connection with the original offering of the 12 3/8% Senior Subordinated Notes.
Stockholders Agreement
     In connection with the recapitalization in October 2000, the Company entered into a stockholders agreement with stockholders which provides for, among other things, certain restrictions and rights related to the transfer, sale or purchase of common stock and preferred stock. The stockholders agreement has the following provisions:
•	Prior to the third anniversary of the closing of the recapitalization in October 2000, no stockholder may transfer shares of U.S. Can Corporation capital stock (other than limited exceptions including permitted transfers to an affiliate or in connection with estate planning).

•	After the third anniversary of the closing of the recapitalization, a stockholder may only transfer shares of U.S. Can Corporation capital stock (other than limited exceptions including permitted transfers to an affiliate or in connection with estate planning) after the transferring stockholder first gives U.S. Can Corporation, and then the other stockholders on a pro rata basis, a right of first refusal to purchase all or a portion of the shares at the same price.

•	U.S. Can Corporation has the right to purchase U.S. Can Corporation equity securities held by a management stockholder (as defined) in the event the management stockholder’s employment with U.S. Can Corporation is terminated for any reason.

•	If a management stockholder’s employment with U.S. Can Corporation is terminated by virtue of death, disability or retirement in accordance with U.S. Can Corporation policy, the management stockholder will have the right to require U.S. Can Corporation to purchase his or her equity securities of U.S. Can Corporation.

•	If, at any time, specified stockholders holding 75% of the outstanding common stock equivalents (as defined) (i.e., Berkshire Partners, its affiliates and another stockholder) elect to consummate the sale of 50% or more of the common stock of U.S. Can Corporation to an unaffiliated third party, the remaining stockholders will be obligated to consent to and take all actions necessary to complete the proposed sale of the same proportion of their stock on the same terms.

•	After the third anniversary of the closing of the recapitalization, a stockholder (or a group of stockholders together) owning more than 4% of the outstanding shares of U.S. Can Corporation capital stock may only (other than in connection with estate planning transfers) transfer the shares to an unaffiliated third party, so long as other stockholders are given the option to participate in the proposed transfer on the same terms and conditions on a pro rata basis (except in connection with transfers permitted by the stockholders agreement).

•	The stockholders have agreed to elect directors of U.S. Can Corporation such that the Board of Directors will consist of two designees of Berkshire and its affiliates so long as the Berkshire stockholders maintain ownership of at least 25% of the U.S. Can Corporation common stock, two designees of management stockholders, Louis Susman, Ricardo Poma, Francisco Soler (or another designee of the Scarsdale Group if Francisco Soler and Ricardo Poma both no longer serve on the Board of Directors so long as the Scarsdale Group owns at least 5% of the U.S. Can Corporation common stock) and up to two other independent directors acceptable to the other directors. Mr. Poma resigned from membership on the Board in April 2001 and chose not to designate a replacement.

•	Following an initial public offering of U.S. Can Corporation common stock, specified stockholders will have either one or two demand registration rights. The stockholders will be entitled to “piggy-back” registration rights on all registrations of U.S. Can Corporation common stock by U.S. Can Corporation or any other stockholder, subject to customary underwriter cutback.

•	So long as U.S. Can Corporation is not paying default interest under any of its financing arrangements, an 80% vote of the common stockholders will be required to approve and adopt mergers, acquisitions, charter or bylaw amendments, extraordinary borrowings, dividends, stock issuances and other specified matters. An 80% vote will be required at all times for a financial restructuring that treats the management stockholders differently and adversely from the rest of the common stockholders.

•	Stockholders have pre-emptive rights to subscribe for newly issued shares on a pro rata basis, subject to certain exclusions.

•	Most of the restrictions contained in the stockholders agreements terminate upon consummation of a qualified initial public offering of common stock by U.S. Can Corporation or specified changes in control of U.S. Can Corporation.
Preferred Stock
     As part of the recapitalization transactions, U.S. Can Corporation issued and sold in a private placement shares of preferred stock having an aggregate value of $106.7 million to Berkshire Partners and its affiliates and the rollover stockholders. The principal terms of the preferred stock are summarized below. This summary, however, is not complete and is qualified in its entirety by reference to the provisions of U.S. Can Corporation’s certificate of incorporation, as in effect at the time of the closing of the transactions.
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
     Redemption. U.S. Can Corporation is required to redeem the preferred stock, at the option of the holders, at a price equal to its liquidation preference, plus accrued and unpaid dividends, upon the occurrence of any of the following events and so long as sufficient cash is available at U.S. Can or available from dividend payments permitted under the terms of the indenture:
•	the bankruptcy of either U.S. Can Corporation or United States Can Company;

•	the acceleration of debt under any major loan agreement to which U.S. Can Corporation or any of its subsidiaries is a party; or

•	public offerings of shares of capital stock of U.S. Can Corporation.
     No holder of preferred stock, however, may require U.S. Can Corporation to redeem the preferred stock if doing so would cause the bankruptcy of U.S. Can Corporation or United States Can Company or a breach of the indenture. In addition, if proceeds from public offerings of U.S. Can Corporation’s stock are insufficient to redeem all of the shares of the preferred stock that the holders wish to be redeemed, U.S. Can Corporation is required to redeem the remaining shares at a price equal to its liquidation preference, 366 days after the tenth anniversary of the closing of the transactions or the payment in full of the notes and the debt outstanding under the credit facility, whichever is earlier.
     U.S. Can Corporation’s certificate of incorporation expressly states that any redemption rights of holders of preferred stock shall be subordinate or otherwise subject to prior rights of the lenders under our credit facility and the holders of the exchange notes.
     Upon a change of control of the Corporation (as defined in the indenture), the shares of preferred stock may be redeemed at the option of either the holders or the Corporation, subject to the terms of our credit facility and after the holders of the notes have been made and completed the requisite offer to repurchase following a change of control under the indenture.
     The Credit Facility prohibits our ability to redeem the preferred stock, and the indenture restricts U.S. Can Corporation’s ability to obtain funds that may be necessary to redeem the preferred stock.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The Company’s audit fees for professional services rendered by its principal accountant for the audit of its annual financial statements were approximately $1,206,000 and $591,000 for the years ended December 31, 2004 and 2003, respectively. The Company’s 2004 audit fees include $458,000 of audit fees incurred during the year for the restatement of the Company’s 2003 and 2002 annual financial statements.
Audit-Related Fees
     During 2004 and 2003, the Company paid audit-related fees of approximately $21,000 and $125,000, respectively. The 2004 fees relate to services provided by the Company’s principal accountant in conjunction with the Company’s change in the method of accounting used for the cost of inventories of its domestic operations from the LIFO method to the FIFO method. The 2003 fees primarily relate to services provided by the Company’s principal accountant in conjunction with the Company’s 10 7/8% Senior Secured Note offering and a review by the principal accountant of the financial statements of the Company’s Argentinean joint-venture.

Tax Fees
     The Company’s tax fees for professional services rendered by its principal accountant for the audit of its tax compliance, tax advice and tax planning were approximately $213,000 and $222,000 for the years ended December 31, 2004 and 2003, respectively.
All Other Fees
     The Company incurred no other fees related to its principal accountant during 2004 and 2003.
     The Company’s audit committee meets at least twice a year. Annually, the Company’s audit committee approves the Company’s use of its principal accountant for audit and tax related services. All other services provided by the Company’s principal accountant require specific pre-approval by the Company’s audit committee before they are performed. During 2004 and 2003, the Company’s audit committee approved 100% of the services rendered by the Company’s principal accountant.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 4, 2005.

U.S. CAN CORPORATION

By:	/s/ Michael M. Rajkovic

Michael M. Rajkovic
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney have been signed below by the following persons in the capacities and on the date indicated.

Signature	Title

/s/ Carl Ferenbach Carl Ferenbach	Director and Co-Chairman of the Board

/s/ George V. Bayly George V. Bayly	Director, Co-Chairman of the Board

/s/ Philip R. Mengel Philip R. Mengel	Director and Chief Executive Officer (Principal Executive Officer)

/s/ Michael M. Rajkovic Michael M. Rajkovic	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard K. Lubin Richard K. Lubin	Director

/s/ Francisco A. Soler Francisco A. Soler	Director

/s/ Louis B. Susman Louis B. Susman	Director
Dated: October 4, 2005

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following exhibits are either filed with this registration statement or incorporated by reference:

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger (the ‘‘Merger Agreement’’) dated as of June 1, 2000 between U.S. Can Corporation and Pac Packaging Acquisition Corporation (Exhibit 2 to the current report on Form 8-K, filed on June 15, 2000).(1)

2.2	First Amendment to Merger Agreement dated as of June 28, 2000 (Exhibit 2.2 to the current report on Form 8-K, filed on June 30, 2000).(1)

2.3	Second Amendment to Merger Agreement dated as of August 22, 2000 (Exhibit 2.3 to the current report on Form 8-K, filed on August 31, 2000).(1)

3.1	Restated Certificate of Incorporation of U.S. Can Corporation (Exhibit 3.1 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

3.2	Amended and Restated By-laws of U.S. Can Corporation (Exhibit 3.2 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

3.3	Restated Certificate of Incorporation of United States Can Company (Exhibit 3.3 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

3.4	Amended and Restated By-laws of United States Can Company (Exhibit 3.4 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

3.5	Certificate of Incorporation of USC May Verpackungen Holding Inc (Exhibit 3.5 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

3.6	By-Laws of USC May Verpackungen Holding Inc (Exhibit 3.6 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

4.1	Indenture dated as of October 4, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (Exhibit 4.1 to the current report on Form 8-K, filed on October 18, 2000).(1)

4.2	Indenture dated as of July 22, 2003 among U.S. Can Corporation, United States Can Company, USC May Verpackungen Holding Inc. and Wells Fargo Bank Minnesota, National Association (Exhibit 4.3 to current report on Form 8-K, filed on July 22, 2003).(1)

10.1	Credit Agreement dated as of October 4, 2000, among United States Can Company, the guarantors and Bank of America, N.A. and the other financial institutions listed therein, as Lenders (Exhibit 10.1 to the current report on Form 8-K, filed on October 18, 2000).(1)

10.2	Pledge Agreement dated as of October 4, 2000 among U.S. Can Corporation, United States Can Company, each of the domestic subsidiaries of United States Can Company and Bank of America, N.A (Exhibit 10.2 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

10.3	Security Agreement dated as of October 4, 2000 among U.S. Can Corporation, United States Can Company, each of the domestic subsidiaries of United States Can Company and Bank of America, N.A (Exhibit 10.3 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

10.4	Sublease Agreement, dated 2/10/89, relating to the Commerce, CA property (Exhibit 10.10 to the quarterly report on Form 10-Q for the quarter ended April 6, 1997, filed on May 20, 1997).(1)

10.5	Lease Agreement, dated 1/1/76, as amended, relating to the Weirton, WV property (Exhibit 10.11 to the quarterly report on Form 10-Q, for the quarter ended April 6, 1997, filed on May 20, 1997).(1)

10.6	First Amendment to Credit Agreement dated as of April 1, 2001 (Exhibit 10.27 to the quarterly report on Form 10-Q for the period ended April 1, 2001, filed on May 15, 2001).(1)

10.7	Amendment No. 4 to the Lease Agreement, dated 1/1/76, as amended, relating to the Weirton, WV property (Exhibit 10.7 to the registration statement on Form (No. 333-53276), declared effective on March 5, 2001).(1)

10.8	Lease relating to Dragon Parc Industrial Estate, Merthyr Tydfil, Wales, dated November 27, 1996 (Exhibit 10.24 to the annual report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 26, 1997).(1)

10.9	Nonqualified Supplemental 401(k) Plan (Exhibit 10.33 to the annual report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 26, 1996).(1)

Exhibit
Number	Exhibit Description

10.10	Nonqualified Benefit Replacement Plan (Exhibit 10.34 to the annual report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 26, 1996).(1)

10.11	Lease Agreement between May Grundbesitz GmbH & Co. KG and May Verpackungen GmbH & Co. KG (Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended July 2, 2000, filed on August 15, 2000).(1)

10.12	Amendment No. 3 to the Lease Agreement, dated 1/1/76, as amended, relating to the Weirton, WV property (Exhibit 10.55 to the annual report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 26, 1996).(1)

10.13	Employment Agreement dated October 4, 2000 by and among John L. Workman, United States Can Company and U.S. Can Corporation (Exhibit 10.14 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*

10.14	Lease Agreement dated June 15, 2000, related to Atlanta, GA plastics facility (Exhibit 10.15 to the annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)

10.15	Employment Agreement dated October 4, 2000 by and among Thomas A. Scrimo, United States Can Company and U.S. Can Corporation (Exhibit 10.18 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*

10.16	U.S. Can Corporation Executive Deferred Compensation Plan (Exhibit 10.30 to the annual report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999).(1)*

10.17	Amendment No. 1 to the U.S. Can Corporation Executive Deferred Compensation Plan, dated as of October 4, 2000 (Exhibit 10.23 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*

10.18	U.S. Can Corporation 2000 Equity Incentive Plan (Exhibit 10.24 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*

10.19	United States Can Company Executive Severance Plan, dated as of October 13, 1999 (Exhibit 10.34 to the annual report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000).(1)*

10.20	U.S. Can Corporation Stockholders Agreement, dated as of October 4, 2000 (Exhibit 10.26 to the registration statement on Form S-4 (No. 333-53276), filed January 5,2001).(1)*

10.21	Berkshire Fee Letter dated December 18, 2001 (Exhibit 10.27 to the annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)

10.22	Second Amendment to Credit Agreement dated December 18, 2001 (Exhibit 10.28 to the annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)

10.23	Sale Agreement of the Scotts Road, Southall, United Kingdom factory premises dated December 18, 2001 (Exhibit 10.29 to the annual report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 22, 2002). (1)

10.24	Compromise Agreement and General Release between the Company and David R. Ford dated June 30, 2002. (Exhibit 10(a) to the quarterly report on Form 10-Q, for the quarter ended September 29, 2002, filed on November 12, 2002).(1)*

10.25	Compromise Agreement and General Release between the Company an J. Michael Kirk dated October 16, 2002 (Exhibit 10(b) to the quarterly report on Form 10-Q, for the quarter ended September 29, 2002, filed on November 12, 2002).(1)*

10.26	Separation Agreement and General Release between the Company and Paul W. Jones dated November 26, 2002 (Exhibit 10.26 to the annual report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 18, 2004).(1)*

10.27	Amendment No. 1 to the U.S. Can Corporation Nonqualified Supplemental 401(k), dated as of February 25, 2002 (Exhibit 10.27 to the annual report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 18, 2004). (1)

10.28	Third Amendment to Credit Agreement dated July 22, 2003 (Exhibit 10.5 to the current report on Form 8-K, filed on July 22, 2003). (1)

10.29	Security Agreement dated as of July 22, 2003 among United States Can Company, U.S. Can Corporation, USC May Verpackungen Holding Inc. and Wells Fargo Bank Minnesota, National Association (Exhibit 10.30 to the registration statement on Form S-4 (No. 333-108940), filed December 11, 2003). (1)

Exhibit
Number	Exhibit Description

10.30	Pledge Agreement dated as of July 22, 2003 among United States Can Company, U.S. Can Corporation, USC May Verpackungen Holding Inc. and Wells Fargo Bank Minnesota, National Association (Exhibit 10.31 to the registration statement on Form S-4 (No. 333-108940), filed December 11, 2003). (1)

10.31	Lien Intercreditor Agreement dated as of July 22, 2003 among Wells Fargo Bank Minnesota, National Association, Bank of America, N.A., United States Can Company, U.S. Can Corporation and USC May Verpackungen Holding, Inc. (Exhibit 10.32 to the registration statement on Form S-4 (No. 333-108940), filed December 11, 2003). (1)

10.32	Separation Agreement and General Release between United States Can Company and James J. Poehling dated October 24, 2003 (Exhibit 10.33 to the registration statement on Form S-4 (No. 333-108940), filed December 11, 2003).(1)*

10.33	Credit Agreement dated as of June 21, 2004, among United States Can Corporation, United States Can Company, certain financial institutions and Deutsche Bank Trust Company Americas (Exhibit 10.1 to the current report on Form 8-K, filed on October 6, 2004).(1)

10.34	Amendment No. 1 and Waiver to Credit Agreement dated as of October 1, 2004 by and among U.S. Can Corporation, United States Can Company, certain financial institutions and Deutsche Bank Trust Company Americas (Exhibit 10.2 to the current report on Form 8-K, filed on October 6, 2004).(1)

10.35	Separation Agreement and General Release between United States Can Company and John L. Workman dated April 22, 2004 (Exhibit 10.34 to the quarterly report on Form 10-Q, for the quarter ended July 4, 2004, filed on November 18, 2004).(1)*

10.36	Settlement Letter from USC Europe (UK) Limited to Francois Vissers dated October 6, 2004 (Exhibit 10.35 to the quarterly report on Form 10-Q, for the quarter ended October 3, 2004, filed on November 18, 2004).(1)*

10.37	Employment Agreement dated July 1, 2004 by and among Anthony P. MacLaurin, United States Can Company and U.S. Can Corporation (1).*

10.38	Separation Agreement and General Release between United States Can Company and Sandra K. Vollman dated December 22, 2004 (1).*

18	Letter of Deloitte & Touche LLP dated August 4, 2004, regarding the Company’s adoption of FIFO for domestic inventories (Exhibit 18 to the quarterly report on Form 10-Q, for the quarter ended July 4, 2004, filed on November 18, 2004).(1)

21	Subsidiaries of the Registrant (1).

22	Power of Attorney (included as part of the Signature Pages).

31.1	Certification of Chief Executive Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Section 13a-15 of the Securities and Exchange Act of 1934

(1)	Incorporated by reference.

*	Indicates a management contract or compensatory plan or arrangement.