Form 10-Q/A
period 2005-04-03
US CAN CORP
filed 2005-10-04
CIK 895726

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
(630) 678-8000
(Registrant’s Telephone Number, Including Area Code)
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
Yes ☐ No ☑
     As of September 16, 2005, 53,333.333 shares of Common Stock were outstanding.

U.S. CAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005
EXPLANATORY NOTE
     This Form 10-Q/A amends and restates the original Form 10-Q, which was filed with the Securities and Exchange Commission on May 18, 2005, including the restatement of the Company’s financial statements for the quarter ended April 4, 2004. See Note (2) to the Consolidated Financial Statements.
INCLUSION OF FORWARD-LOOKING INFORMATION
     Certain statements in this report constitute “forward-looking statements” within the meaning of the federal securities laws. Such statements involve known and unknown risks and uncertainties which may cause the Company’s actual results, performance or achievements to be materially different than any future results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include general economic and business conditions; the Company’s substantial debt and ability to generate sufficient cash flows to service its debt; the Company’s compliance with the financial covenants contained in its various debt agreements; changes in market conditions or product demand; the level of cost reduction achieved through restructuring and capital expenditure programs; changes in raw material costs and availability; downward selling price movements; currency and interest rate fluctuations; increases in the Company’s leverage; the Company’s ability to effectively integrate acquisitions; changes in the Company’s business strategy or development plans; the timing and cost of plant closures; the success of new technology; increases in the cost of compliance with laws and regulations, including environmental laws and regulations and corporate governance; and the adequacy of the Company’s internal controls over financial reporting and the ability of the Company’s independent auditors to certify as to their adequacy. In light of these and other risks and uncertainties as described under “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on October 4, 2005, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that any future results, performance or achievements will be attained.

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s OMITTED)

	For the Quarterly Period Ended
		As Restated (See
		Note (2))
	April 3, 2005	April 4, 2004
	(Unaudited)
Net Sales	$230,445	$213,467
Cost of Sales	198,446	193,623

Gross profit	31,999	19,844
Selling, General and Administrative Expenses	10,908	9,804
Special Charges	513	482
Other Income	(167)	(380)
Interest Expense	12,940	12,717
Bank Financing Fees	729	1,378

Income (Loss) before income taxes	7,076	(4,157)
Provision for Income Taxes	1,090	513

Net Income (Loss)	5,986	(4,670)
Preferred Stock Dividend Requirement	(4,134)	(3,824)

Net Income (Loss) Attributable to Common Stockholders	$1,852	$(8,494)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000’s OMITTED, except per share data)

	April 3,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,478	$7,108
Accounts receivable, net of allowances	95,226	78,523
Inventories	115,672	105,267
Deferred income taxes	6,573	7,525
Other current assets	24,305	30,811

Total current assets	245,254	229,234

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization	220,231	227,022

GOODWILL	27,384	27,384

DEFERRED INCOME TAXES	23,183	23,199

OTHER NON-CURRENT ASSETS	49,846	50,913

Total assets	$565,898	$557,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$6,470	$9,445
Accounts payable	93,460	100,978
Accrued expenses	52,354	55,562
Restructuring reserves	3,453	4,347
Income taxes payable	1,210	479

Total current liabilities	156,947	170,811

LONG TERM DEBT	573,021	550,551

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	65,716	68,882

OTHER LONG-TERM LIABILITIES	3,752	3,684

Total liabilities	799,436	793,928

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized, 106,667 shares issued & outstanding	166,387	162,253

STOCKHOLDERS’ EQUITY:
Common stock, $10.00 par value, 100,000 shares authorized, 53,333 shares issued & outstanding	533	533
Additional paid in capital	52,800	52,800
Accumulated other comprehensive loss	(22,386)	(19,038)
Accumulated deficit	(430,872)	(432,724)

Total stockholders’ equity / (deficit)	(399,925)	(398,429)

Total liabilities and stockholders’ equity	$565,898	$557,752

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s OMITTED)

	For the Quarterly Period Ended
		As Restated (See
		Note (2))
	April 3, 2005	April 4, 2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,986	$(4,670)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	9,790	11,198
Special Charges	513	482
Deferred income taxes	—	(327)
Change in operating assets and liabilities:
Accounts receivable	(18,165)	(7,882)
Inventories	(12,329)	(4,654)
Accounts payable	(4,925)	(1,693)
Accrued expenses	(5,397)	(6,188)
Other, net	5,563	(2,957)

Net cash used for operating activities	(18,964)	(16,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,695)	(3,719)
Proceeds from the sale of property	232	1,018
Dividends from Formametal S.A.	646	608

Net cash used for investing activities	(4,817)	(2,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	23,200	—
Payments of other long-term debt, including capital lease obligations	(6,301)	(602)
Borrowings of other debt	2,804	2,169
Payment of debt financing costs	(5)	—

Net cash provided by financing activities	19,698	1,567

EFFECT OF EXCHANGE RATE CHANGES ON CASH	453	(450)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,630)	(17,667)
CASH AND CASH EQUIVALENTS, beginning of period	7,108	22,964

CASH AND CASH EQUIVALENTS, end of period	$3,478	$5,297

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2005
(Unaudited)
(1) PRINCIPLES OF REPORTING
     The consolidated financial statements include the accounts of U.S. Can Corporation (the “Corporation” or “U.S. Can”), its wholly owned subsidiary, United States Can Company (“United States Can”), and United States Can’s subsidiaries (the “Subsidiaries”). The consolidated group is referred to herein as “the Company”, “we”, “us”, or “our”. All significant intercompany balances and transactions have been eliminated. These financial statements, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements and footnotes included in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation.
STOCK-BASED COMPENSATION
     The Company periodically issues stock options under the U.S. Can 2000 Equity Incentive Plan. The Company continues to utilize the intrinsic fair value method under Accounting Principles Board (“APB”) Opinion No. 25 to account for its stock-based compensation plan; therefore, no compensation costs are recognized in the Company’s financial statements for options granted.
     In accordance with Statement of Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, the following table presents (in thousands) what the Company’s net loss would have been had the Company determined compensation costs using the fair value-based accounting method for the quarters ended April 3, 2005 and April 4, 2004.

	For The Quarterly Periods Ended
	April 3, 2005	April 4, 2004
		(As Restated)
Net Income (Loss)	$5,986	$(4,670)
Stock-Based Compensation Cost, net of tax — fair value method	(23)	(30)

Pro-Forma Net Income (Loss)	$5,963	$(4,700)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. In April 2005, the United States Securities and Exchange Commission extended the implementation timing required under SFAS No. 123R to the beginning of a registrant’s next fiscal year, which is January 1, 2006 for the Company. The Company is currently evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption it will use. However, based on the Company’s current level of annual option grants and the number of unvested options the Company had outstanding at the end of the first quarter of 2005, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations.
(2) RESTATEMENT
     On September 13, 2005, in response to a comment letter from the staff of the Securities and Exchange Commission that, among other things, requested information relating to U.S. Can Corporation’s (the “Company’s”) accounting change from LIFO to FIFO during the second quarter of 2004 and the application of APB Opinion No. 20, the Audit Committee of the Board of Directors of the Company agreed with management’s recommendation to restate the Company’s financial statements for the effects of changing the Company’s inventory policy from LIFO to FIFO (the “Restatement”). A summary of the significant effects of the restatement on the quarterly period ended April 4, 2004 are as follows:

	For the Quarterly Period Ended
	April 4, 2004
	(Unaudited)
		AS
	AS RESTATED	PREVIOUSLY
		REPORTED
Cost of Sales	$193,623	$194,095
Gross Profit	19,844	19,372
Loss Before Income Taxes	(4,157)	(4,629)
Provision for Income Taxes	513	332
Net Loss	(4,670)	(4,961)
Net Loss Attributable to Common Stockholders	$(8,494)	$(8,785)
(3) SUPPLEMENTAL CASH FLOW INFORMATION
     The Company paid interest of approximately $24.6 million and $21.9 million for the quarterly periods ended April 3, 2005 and April 4, 2004, respectively. The Company paid $0.6 million in income taxes for each of the quarterly periods ended April 3, 2005 and April 4, 2004.
(4) SPECIAL CHARGES
2005
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
The table below presents the reserve categories and related activity as of and for the quarterly period April 3, 2005 (in millions):

	January 1,				April 3,
	2005				2005
	Balance	Additions	Cash Payments	Other (b)	Balance
Employee Separation	$3.2	$0.4	$(0.5)	$(0.1)	$3.0
Facility Closing Costs	4.1	0.1	(0.7)	—	3.5

Total	$7.3	$0.5	$(1.2)	$(0.1)	$6.5	(a)

(a)	Includes $3.1 million classified as other long-term liabilities as of April 3, 2005.

(b)	Non-cash foreign currency translation impact
2004
     During the first quarter of 2004, the Company recorded restructuring charges of $0.5 million related to position elimination costs in Europe. The position eliminations consisted of 23 employees and included eliminations related to an early termination program in one European facility and a product line profitability review program in the Company’s German food can business. Total cash payments in the first quarter of 2004 were $1.6 million (primarily severance and facility shut down costs) and the Company anticipates spending another $6.7 million over the next several years. The remaining reserve consisted primarily of employee termination benefits to be paid over time for approximately eight salaried and 44 hourly employees and other ongoing facility exit costs.

The table below presents the reserve categories and related activity as of and for the quarterly period ended April 4, 2004 (in millions):

	January 1,				April 4,
	2004				2004
	Balance	Additions	Cash Payments	Other (b)	Balance
Employee Separation	$4.3	$0.5	$(1.3)	$(0.1)	$3.4
Facility Closing Costs	3.6	—	(0.3)	—	3.3

Total	$7.9	$0.5	$(1.6)	$(0.1)	$6.7	(a)

(a)	Includes $4.6 million classified as other long-term liabilities as of April 4, 2004.

(b)	Non-cash foreign currency translation impact
(5) INVENTORIES
Inventories reported in the accompanying balance sheets are classified as follows (000’s omitted):

	April 3,	December 31,
	2005	2004
Raw materials	$33,860	$35,849
Work in process	43,666	38,758
Finished goods	38,146	30,660

	$115,672	$105,267

(6) COMPREHENSIVE NET INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows (000’s omitted):

	April 3,	December 31,
	2005	2004
Foreign Currency Translation Adjustment	$(3,431)	$220
Minimum Pension Liability Adjustment	(18,955)	(19,258)

Total Accumulated Other Comprehensive Loss	$(22,386)	$(19,038)

     The components of comprehensive income (loss) for the quarterly periods ended April 3, 2005 and April 4, 2004 are as follows (000’s omitted):

	For the Quarterly Periods Ended
	April 3,	April 4,
	2005	2004
		(As Restated)
Net Income (Loss)	$5,986	$(4,670)
Foreign Currency Translation Adjustment	(3,348)	(1,434)

Comprehensive Income (Loss)	$2,638	$(6,104)

(7) BENEFIT PLANS
     The Company maintains separate noncontributory defined benefit and defined contribution pension plans covering most domestic hourly employees and all domestic salaried personnel, respectively. It is the Company’s policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.

The net periodic pension cost was as follows for the first quarter of 2005 and 2004 (000’s omitted):
U.S.

	April 3, 2005	April 4, 2004
Service cost	$321	$252
Interest cost	716	686
Return on assets	(729)	(677)
Recognized loss	51	4
Recognized prior service cost	141	122

Net periodic pension cost	$500	$387

Non-U.S.

	April 3, 2005	April 4, 2004
Service cost	$90	$88
Interest cost	1,127	1,129
Return on assets	(950)	(864)
Recognized loss	160	208

Net periodic pension cost	$427	$561

     The Company provides health and life insurance benefits for certain domestic retired employees in connection with collective bargaining agreements.
     Net periodic postretirement benefit costs for the Company’s U.S. postretirement benefit plans for the quarters ended April 3, 2005 and April 4, 2004, included the following components (000’s omitted):
U.S.

	April 3, 2005	April 4, 2004
Service cost	$98	$87
Interest cost	373	351
Recognized loss	80	48
Recognized prior service cost	(213)	(226)

Net periodic pension cost	$338	$260

     The Company made $0.3 million and $0.2 million in contributions to its U.S. based pension plan and $0.4 million and $0.3 million of contributions to its non-U.S. based pension plans in the first quarters of 2005 and 2004, respectively. In addition, the Company made payments under its postretirement benefit plan of $0.2 million and $0.4 million in the first quarters of 2005 and 2004, respectively. The Company does not anticipate its 2005 contributions to any of its plans to be significantly different from the amounts previously disclosed in the Company’s consolidated financial statements for the year ended December 31, 2004.
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
     The following is a summary of revenues from external customers and loss from operations for the quarterly periods ended April 3, 2005 and April 4, 2004, respectively (000’s omitted):

	April 3,	April 4,
	2005	2004
		(As Restated)
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol	$105,122	$92,155
International	79,598	78,398
Paint, Plastic & General Line	36,625	33,426
Custom & Specialty	9,100	9,488

Total revenues	$230,445	$213,467

INCOME (LOSS) BEFORE INCOME TAXES:
Aerosol	$21,754	$14,807
International	503	(1,574)
Paint, Plastic & General Line	4,391	3,505
Custom & Specialty	2,498	(354)

Total Segment Income From Operations	29,146	16,384
Unallocated Selling, General & Administrative Expenses (a)	(8,055)	(6,344)
Special Charges (b)	(513)	(482)
Other Income (c)	167	380
Interest Expense	(12,940)	(12,717)
Bank Financing Fees	(729)	(1,378)

Income (Loss) before income taxes	$7,076	$(4,157)

(a)	Represents domestic Selling, General & Administrative expenses. The Company does not allocate these costs to its domestic segments.

(b)	Management does not evaluate segment performance including such charges. See Note (4) for further information on the Company’s special charges.

(c)	Other income represents the Company’s share of the net income of its joint venture equity investment in Argentina, and dividends related to a cost based investment.
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
(10) SUBSIDIARY GUARANTOR INFORMATION
     The following presents the condensed consolidating financial data for U.S. Can Corporation (the “Parent Guarantor”), United States Can Company (the “Issuer”), USC May Verpackungen Holding Inc. (the “Subsidiary Guarantor”), and the Issuer’s European subsidiaries, including May Verpackungen GmbH & Co., KG (the “Non-Guarantor Subsidiaries”), as of April 3, 2005 and December 31, 2004 and for the quarterly periods ended April 3, 2005 and April 4, 2004. Certain information as of April 4, 2004 has been restated (see Note 2). Investments in subsidiaries are accounted for by the Parent Guarantor, the Issuer and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent’s investment accounts and earnings. This consolidating information reflects the guarantors and non-guarantors of the 10 7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.
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

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005
(unaudited)
(000’s omitted)

			USC May	USC Europe/ May
		United	Verpackungen	Verpackungen
	U.S. Can	States Can	Holding	GmbH & Co., KG		U.S. Can
	Corporation	Company	(Guarantor	(Non-Guarantor		Corporation
	(Parent)	(Issuer)	Subsidiaries)	Subsidiaries)	Eliminations	Consolidated
NET SALES	$—	$150,847	$—	$79,598	$—	$230,445
COST OF SALES	—	122,204	—	76,242	—	198,446

Gross profit	—	28,643	—	3,356	—	31,999
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	—	8,055	—	2,853	—	10,908
SPECIAL CHARGES	—	89	—	424	—	513
OTHER INCOME	—	—	—	(167)	—	(167)
INTEREST (INCOME) EXPENSE	—	11,719	1,629	(408)	—	12,940
BANK FINANCING FEES	—	729	—	—	—	729
EQUITY INCOME (LOSS) FROM SUBSIDIARIES	5,986	(2,065)	(526)	—	(3,395)	—

Income (loss) before income taxes	5,986	5,986	(2,155)	654	(3,395)	7,076
PROVISION FOR INCOME TAXES	—	—	53	1,037	—	1,090

NET INCOME (LOSS)	5,986	5,986	(2,208)	(383)	(3,395)	5,986
PREFERRED STOCK DIVIDEND REQUIREMENT	(4,134)	—	—	—	—	(4,134)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,852	$5,986	$(2,208)	$(383)	$(3,395)	$1,852

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
RESTATED FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2004
(unaudited)
(000’s omitted)

		Restated	USC May	USC Europe/ May
	Restated	United	Verpackungen	Verpackungen		Restated
	U.S. Can	States Can	Holding	GmbH & Co., KG		U.S. Can
	Corporation	Company	(Guarantor	(Non-Guarantor	Restated	Corporation
	(Parent)	(Issuer)	Subsidiaries)	Subsidiaries)	Eliminations	Consolidated
NET SALES	$—	$135,069	$—	$78,398	$—	$213,467
COST OF SALES	—	117,111	—	76,512	—	193,623

Gross profit	—	17,958	—	1,886	—	19,844
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	6,344	—	3,460	—	9,804
SPECIAL CHARGES	—	—	—	482	—	482
OTHER INCOME	—	(224)	—	(156)	—	(380)
INTEREST EXPENSE	—	10,922	1,353	442	—	12,717
BANK FINANCING FEES	—	1,288	—	90	—	1,378
EQUITY LOSS FROM SUBSIDIARIES	(4,670)	(4,374)	(822)	—	9,866	—

Loss before income taxes	(4,670)	(4,746)	(2,175)	(2,432)	9,866	(4,157)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(76)	75	514	—	513

NET LOSS	(4,670)	(4,670)	(2,250)	(2,946)	9,866	(4,670)
PREFERRED STOCK DIVIDEND REQUIREMENT	(3,824)	—	—	—	—	(3,824)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,494)	$(4,670)	$(2,250)	$(2,946)	$9,866	$(8,494)

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 3, 2005
(unaudited)
(000s omitted)

				USC Europe/
			USC May	May
			Verpackungen	Verpackungen
	U.S. Can	United States	Holding	GmbH (Non-		U.S. Can
	Corporation	Can Company	(Subsidiary	Guarantor		Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$996	$—	$2,482	$—	$3,478
Accounts receivable	—	64,961	—	30,265	—	95,226
Inventories	—	74,636	—	41,036	—	115,672
Deferred income taxes	—	6,573	—	—	—	6,573
Other current assets	—	6,217	—	18,088	—	24,305

Total current assets	—	153,383	—	91,871	—	245,254
NET PROPERTY, PLANT AND EQUIPMENT	—	124,844	—	95,387	—	220,231
GOODWILL	—	27,384	—	—	—	27,384
DEFERRED INCOME TAXES	—	22,867	—	316	—	23,183
OTHER NON-CURRENT ASSETS	—	36,305	—	13,541	—	49,846
INTERCOMPANY ADVANCES	—	289,801	—	—	(289,801)	—
INVESTMENT IN SUBSIDIARIES	—	—	61,835	—	(61,835)	—

Total assets	$—	$654,584	$61,835	$201,115	$(351,636)	$565,898

CURRENT LIABILITIES
Current maturities of long-term debt	$—	$3,935	$—	$2,535	$—	$6,470
Accounts payable	—	41,922	—	51,538	—	93,460
Restructuring reserves	—	1,171	—	2,282	—	3,453
Income taxes payable	—	—	—	1,210	—	1,210
Accrued Expenses	—	37,189	—	15,165	—	52,354

Total current liabilities	—	84,217	—	72,730	—	156,947
TOTAL LONG TERM DEBT	854	572,167	—	—	—	573,021
LONG-TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	—	39,475	896	25,345	—	65,716
OTHER LONG-TERM LIABILITIES	—	2,784	—	968	—	3,752
PREFERRED STOCK	166,387	—	—	—	—	166,387
INTERCOMPANY LOANS	112,058	—	128,488	49,255	(289,801)	—
INVESTMENT IN SUBSIDIARIES	120,626	76,567	—	—	(197,193)	—
STOCKHOLDERS’ EQUITY	(399,925)	(120,626)	(67,549)	52,817	135,358	(399,925)

Total liabilities and stockholders’ equity	$—	$654,584	$61,835	$201,115	$(351,636)	$565,898

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004
(000’s omitted)

				USC Europe/
			USC May	May
			Verpackungen	Verpackungen
	U.S. Can	United States	Holding	GmbH (Non-		U.S. Can
	Corporation	Can Company	(Subsidiary	Guarantor		Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$927	$—	$6,181	$—	$7,108
Accounts receivable	—	50,115	—	28,408	—	78,523
Inventories	—	62,861	—	42,406	—	105,267
Deferred income taxes	—	6,660	—	865	—	7,525
Other current assets	—	8,376	—	22,435	—	30,811

Total current assets	—	128,939	—	100,295	—	229,234
NET PROPERTY, PLANT AND EQUIPMENT	—	126,418	—	100,604	—	227,022
GOODWILL	—	27,384	—	—	—	27,384
DEFERRED INCOME TAXES	—	22,867	—	332	—	23,199
OTHER NON-CURRENT ASSETS	—	36,715	—	14,198	—	50,913
INTERCOMPANY ADVANCES	—	286,028	—	—	(286,028)	—
INVESTMENT IN SUBSIDIARIES	—	—	64,954	—	(64,954)	—

Total assets	$—	$628,351	$64,954	$215,429	$(350,982)	$557,752

CURRENT LIABILITIES
Current maturities of long-term debt	$—	$3,965	$—	$5,480	$—	$9,445
Accounts payable	—	41,716	—	59,262	—	100,978
Restructuring reserves	—	1,947	—	2,400	—	4,347
Income taxes payable	—	—	—	479	—	479
Accrued Expenses	—	39,244	—	16,318	—	55,562

Total current liabilities	—	86,872	—	83,939	—	170,811
TOTAL LONG TERM DEBT	854	549,697	—	—	—	550,551
LONG-TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	—	41,652	591	26,639	—	68,882
OTHER LONG-TERM LIABILITIES	—	2,782	—	902	—	3,684
PREFERRED STOCK	162,253	—	—	—	—	162,253
INTERCOMPANY LOANS	112,057	—	127,111	46,860	(286,028)	—
INVESTMENT IN SUBSIDIARIES	123,265	70,613	—	—	(193,878)	—
STOCKHOLDERS’ EQUITY	(398,429)	(123,265)	(62,748)	57,089	128,924	(398,429)

Total liabilities and stockholders’ equity	$—	$628,351	$64,954	$215,429	$(350,982)	$557,752

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005
(unaudited)
(000s omitted)

			USC May
		United	Verpackungen	USC Europe / May
	U.S. Can	States Can	Holding	Verpackungen	U.S. Can
	Corporation	Company	(Subsidiary	(Non-Guarantor	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Consolidated
CASH FLOWS USED FOR OPERATING ACTIVITIES	$—	$(15,167)	$(2,217)	$(1,580)	$(18,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(4,071)	—	(1,624)	(5,695)
Proceeds from sale of property	—	—	—	232	232
Dividends from Formametal S.A.	—	646	—	—	646

Net cash used for investing activities	—	(3,425)	—	(1,392)	(4,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany advances	—	(3,774)	2,217	1,557	—
Net borrowings under revolving line of credit	—	23,200	—	—	23,200
Payments of other long-term debt	—	(1,028)	—	(5,273)	(6,301)
Borrowings of other debt	—	268	—	2,536	2,804
Payments of debt financing costs	—	(5)	—	—	(5)

Net cash (used for) provided by financing activities	—	18,661	2,217	(1,180)	19,698

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	453	453

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	69	—	(3,699)	(3,630)
CASH AND CASH EQUIVALENTS, beginning of period	—	927	—	6,181	7,108

CASH AND CASH EQUIVALENTS, end of period	$—	$996	$—	$2,482	$3,478

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2004
(unaudited)
(000s omitted)

			USC May
		United	Verpackungen	USC Europe / May
	U.S. Can	States Can	Holding	Verpackungen	U.S. Can
	Corporation	Company	(Subsidiary	(Non-Guarantor	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Consolidated
CASH FLOWS USED FOR OPERATING ACTIVITIES	$—	$(11,648)	$(2,250)	$(2,793)	$(16,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(3,354)	—	(365)	(3,719)
Proceeds from sale of property	—	1,018	—	—	1,018
Dividends from Formametal S.A.	—	608	—	—	608

Net cash used for investing activities	—	(1,728)	—	(365)	(2,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany advances	—	(1,268)	2,250	(982)	—
Payments of other long-term debt	—	(602)	—	—	(602)
Borrowings of other debt	—	—	—	2,169	2,169

Net cash (used for) provided by financing activities	—	(1,870)	2,250	1,187	1,567

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(450)	(450)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(15,246)	—	(2,421)	(17,667)
CASH AND CASH EQUIVALENTS, beginning of period	—	16,854	—	6,110	22,964

CASH AND CASH EQUIVALENTS, end of period	$—	$1,608	$—	$3,689	$5,297

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the financial statements and footnotes contained within this report and the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein).
     The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note (2) to the consolidated financial statements.
Use of Estimates; Significant Accounting Policies
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are described in Note (2) to the audited Consolidated Financial Statements contained within the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, as supplemented by Note (1) to these financial statements.
Results of Operations
     The following table presents the Company’s Revenue and Gross Profit by segment for the first quarter of 2005 as compared to the first quarter of 2004.

	For the quarterly periods ended April 3, 2005 and April 4, 2004
	Revenue		Gross Profit
	(in 000’s)		(in 000’s)		Percentage to Sales
	2005	2004	2005	2004	2005	2004
				(As Restated)		(As Restated)
Aerosol	$105,122	$92,155	$21,754	$14,807	20.7%	16.1%
International	79,598	78,398	3,356	1,886	4.2%	2.4%
Paint, Plastic & General Line	36,625	33,426	4,391	3,505	12.0%	10.5%
Custom & Specialty	9,100	9,488	2,498	(354)	27.5%	(3.7)%

Total	$230,445	$213,467	$31,999	$19,844	13.9%	9.3%

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
     Consolidated gross profit increased $12.2 million for the quarter ended April 3, 2005 from the same quarter in 2004. Along business segment lines, Aerosol gross profit dollars increased by $6.9 million and the percentage to sales increased to 20.7% versus 16.1% for the first quarter of 2004. The increase in Aerosol gross profit dollars was due to an increase in volume in the first quarter of 2005 versus the same period of 2004 and improved pricing and product and customer mix. The International segment gross profit increased $1.5 million versus the same period in 2004 and the percentage to sales increased to

4.2% from 2.4%. The increase in International gross profit was primarily due to operational efficiencies and improved pricing and product and customer mix ($1.7 million) partially offset by decreased International volume ($0.2 million). The Paint, Plastic & General Line segment gross profit increased $0.9 million versus the same period in 2004. The percentage to net sales increased from 10.5% in 2004 to 12.0% in 2005. The increase in dollars and percentage was due to improved pricing and customer and product mix. The Custom & Specialty segment gross profit increased to $2.5 million in the first quarter of 2005, compared to a loss of ($0.4) million in the first quarter of 2004. The increase was driven primarily by cost reduction programs and operational improvements associated with the 2004 closing of the Company’s New Castle, PA lithography and the Elgin, IL (Olive Can) Custom & Specialty plants.
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
     The table below presents the reserve categories and related activity as of and for the quarterly period ended April 3, 2005 (in millions):

	January 1,				April 3,
	2005				2005
	Balance	Additions	Cash Payments	Other (b)	Balance
Employee Separation	$3.2	$0.4	$(0.5)	$(0.1)	$3.0
Facility Closing Costs	4.1	0.1	(0.7)	—	3.5

Total	$7.3	$0.5	$(1.2)	$(0.1)	$6.5	(a)

(a)	Includes $3.1 million classified as other long-term liabilities as of April 3, 2005.

(b)	Non-cash foreign currency translation impact
     Interest expense for the first quarter of 2005 increased 1.9%, or $0.2 million, versus the same period of 2004. The increase is due primarily to higher interest rates and higher average borrowings during the period. Bank financing fees for the first quarter of 2005 were $0.7 million as compared to $1.4 million for the first quarter of 2004. The decrease in bank financing fees is due to lower fees and expenses associated with the Company’s new Credit Facility entered into in June 2004, which are being amortized over the life of the applicable borrowings, versus the fees and expenses previously being amortized in conjunction with the Company’s former Senior Secured Credit Facility.
     Income tax expense was $1.1 million for the first quarter of 2005 versus income tax expense of $0.5 million for the first quarter of 2004. Prior to 2005, the Company recorded valuation allowances as it could not conclude that it was “more likely than not” that all of the deferred tax assets of its domestic operations and certain of its foreign operations would be realized in the foreseeable future. Accordingly, the Company did not record income taxes related to the first quarter of 2005 and 2004 for the applicable operations.
     Payment in kind dividends of $4.1 million and $3.8 million on the redeemable preferred stock were recorded for the first quarters of 2005 and 2004, respectively.
Liquidity and Capital Resources
     During the first quarter of 2005, liquidity needs were met through cash on hand and borrowings under the Company’s revolving line of credit. Principal liquidity needs included operating costs, working capital and capital expenditures. Cash flow used by operations was $19.0 million for the quarterly period ended April 3, 2005 compared to cash used of $16.7 million for the quarterly period ended April 4, 2004. The increased use of cash by operations is due primarily to increases in working capital.

     During 2004, many domestic and foreign steel suppliers began experiencing increased raw material costs which they passed on to their customers, including the Company. The price increases took the form of surcharges and base prices increases. The Company’s steel suppliers have announced price increases for 2005 for as much as 26%. This is in addition to significant increases received in fiscal year 2004. Many of our domestic and some of our international multi-year supply agreements with our customers permit us to pass through tin-plate price increases and, in some cases, other raw material costs. In response to the unprecedented steel cost increases, the Company increased its selling prices during 2004 and has implemented significant price increases in 2005. The Company has generally been successful in passing along the majority of the steel cost increases to our customers. However, future steel surcharges or base price increases could occur and the Company cannot predict with certainty its ability to pass along future increases to customers or how its customers or competitors will respond to such increases. Additionally, customer contracts may limit pass-throughs and also may require us to match other competitive bids.
     Net cash used for investing activities was $4.8 million for the first quarter of 2005 compared to net cash used of $2.1 million for the first quarter of 2004. First quarter 2005 investing activities include capital spending of $5.7 million offset by proceeds received from the sale of property of $0.2 million and dividends from Formametal S.A. of $0.6 million. Proceeds received from the sale of property during the first quarter of 2004 are composed of the payment received for the March 2004 sale of the Company’s closed Dallas, Texas facility.
     Net cash provided by financing activities in the first quarter of 2005 was $19.7 million versus net cash provided of $1.6 million for the same period in 2004. The primary first quarter 2005 sources of cash were borrowings under the Company’s revolving line of credit and short-term borrowings by a number of the Company’s European facilities, both to fund working capital requirements.
     At April 3, 2005, $23.2 million was outstanding under the $65.0 million revolving loan portion of the Company’s Credit Facility. Letters of credit of $15.5 million were also outstanding securing the Company’s obligations under various insurance programs and other contractual agreements. In addition, the Company had $3.5 million of cash and cash equivalents at quarter end.
     The Credit Facility, the 10 7/8% Senior Secured Notes and the 12 3/8% Senior Subordinated Notes contain a number of financial and restrictive covenants. Under our Credit Facility, the Company is required to meet certain financial tests, including achievement of a minimum interest coverage ratio, a maximum leverage ratio, a maximum first lien leverage ratio and maximum annual capital expenditures. The restrictive covenants limit the Company’s ability to incur debt, pay dividends or make distributions, repurchase debt and to make certain loans, investments or acquisitions. As of April 3, 2005, the Company was in compliance with all of the required financial ratios and other covenants under the aforementioned facilities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management does not believe the Company’s exposure to market risk has significantly changed since year-end 2004.

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
Item 5. Other Information
     During April 2005, the Company entered into a resignation agreement with Thomas A. Scrimo. A copy of the agreement is attached as Exhibit 10.39 to Company’s Quarterly Report on Form 10-Q filed with the Commission on May 18, 2005.

Item 6. Exhibits
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

U.S. CAN CORPORATION

Date: October 4, 2005	By:	/s/ Michael M. Rajkovic

Michael M. Rajkovic
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and principal
financial officer)