Form 10-Q/A
period 2005-07-03
US CAN CORP
filed 2005-10-04
CIK 895726

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
EXPLANATORY NOTE
     This Form 10-Q/A amends and restates the original Form 10-Q, which was filed with the Securities and Exchange Commission on August 16, 2005, including the restatement of the Company’s financial statements for the quarterly and year to date periods ended July 4, 2004. See Note (2) to the Consolidated Financial Statements.
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

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted)

	For The		For The
	Three Months Ended		Six Months Ended
		As Restated		As Restated
		(See Note (2))		(See Note (2))
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(Unaudited)
Net Sales	$230,407	$211,809	$460,852	$425,276
Cost of Sales	207,173	192,575	405,619	386,198

Gross Profit	23,234	19,234	55,233	39,078
Selling, General and Administrative Expenses	9,479	10,439	20,387	20,243
Special Charges	1,517	922	2,030	1,404
Other (Income) Expense	(25)	2	(192)	(378)
Interest Expense	13,913	12,865	26,853	25,582
Bank Financing Fees	731	1,218	1,460	2,596
Loss from Early Extinguishment of Debt	—	5,508	—	5,508

Income (Loss) Before Income Taxes	(2,381)	(11,720)	4,695	(15,877)
Provision (Benefit) for Income Taxes	586	(2,132)	1,676	(1,619)

Net Income (Loss)	(2,967)	(9,588)	3,019	(14,258)
Preferred Stock Dividend Requirement	(4,148)	(3,760)	(8,282)	(7,584)

Net Loss Attributable to Common Stockholders	$(7,115)	$(13,348)	$(5,263)	$(21,842)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000’s omitted, except per share data)

	July 3,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,573	$7,108
Accounts receivable, net of allowances	99,150	78,523
Inventories	102,140	105,267
Deferred income taxes	6,573	7,525
Other current assets	25,829	30,811

Total current assets	236,265	229,234

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization	209,978	227,022

GOODWILL	27,384	27,384

DEFERRED INCOME TAXES	23,160	23,199

OTHER NON-CURRENT ASSETS	47,430	50,913

Total assets	$544,217	$557,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$6,157	$9,445
Accounts payable	87,980	100,978
Accrued expenses	62,049	55,562
Restructuring reserves	3,449	4,347
Income taxes payable	1,591	479

Total current liabilities	161,226	170,811

LONG TERM DEBT	558,658	550,551

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	63,922	68,882

OTHER LONG-TERM LIABILITIES	3,618	3,684

Total liabilities	787,424	793,928

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized, 106,667 shares issued & outstanding	170,536	162,253

STOCKHOLDERS’ EQUITY:
Common stock, $10.00 par value, 100,000 shares authorized, 53,333 shares issued & outstanding	533	533
Additional paid in capital	52,800	52,800
Accumulated other comprehensive loss	(29,089)	(19,038)
Accumulated deficit	(437,987)	(432,724)

Total stockholders’ equity / (deficit)	(413,743)	(398,429)

Total liabilities and stockholders’ equity	$544,217	$557,752

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)

	For the Six Months Ended
		As Restated
		(See Note (2))
	July 3, 2005	July 4, 2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,019	$(14,258)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	19,715	22,146
Special charges	2,030	1,404
Loss from early extinguishment of debt	—	5,508
Deferred income taxes	—	(2,863)
Change in operating assets and liabilities:
Accounts receivable	(24,397)	(14,210)
Inventories	(1,641)	(6,474)
Accounts payable	(6,653)	409
Accrued expenses	3,973	621
Other assets	3,938	2,814
Other liabilities	(529)	(615)

Net cash used in operating activities	(545)	(5,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,754)	(7,453)
Proceeds from sale of property	352	1,076
Dividends from Formametal S.A.	669	608

Net cash used in investing activities	(9,733)	(5,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term B loan	—	250,000
Net borrowings (payments) under the revolving line of credit	9,700	(42,100)
Payments of Tranche A loan	—	(38,706)
Payments of Tranche B loan	(1,250)	(130,175)
Payments of Tranche C loan	—	(20,000)
Borrowings of other long-term debt	268	3,656
Payments of other long-term debt, including capital lease obligations	(3,437)	(18,136)
Payment of debt financing costs	(57)	(5,485)

Net cash provided by (used in) financing activities	5,224	(946)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	519	(614)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,535)	(12,847)
CASH AND CASH EQUIVALENTS, beginning of year	7,108	22,964

CASH AND CASH EQUIVALENTS, end of period	$2,573	$10,117

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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, the following table presents (in thousands) what the Company’s net loss would have been had the Company determined compensation costs using the fair value-based accounting method for the three and six months ended July 3, 2005 and July 4, 2004.

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
		(As Restated)		(As Restated)
Net Income (Loss)	$(2,967)	$(9,588)	$3,019	$(14,258)
Stock-Based Compensation Cost, net of tax — fair value method	(22)	(26)	(45)	(56)

Pro-Forma Net Income (Loss)	$(2,989)	$(9,614)	$2,974	$(14,314)

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
(2) RESTATEMENT
     On September 13, 2005, in response to a comment letter from the staff of the Securities and Exchange Commission that, among other things, requested information relating to U.S. Can Corporation’s (the “Company’s”) accounting change from LIFO to FIFO during the second quarter of 2004 and the application of APB Opinion No. 20, the Audit Committee of the Board of Directors of the Company agreed with management’s recommendation to restate the Company’s financial statements for the effects of changing the Company’s inventory policy from LIFO to FIFO (the “Restatement”). A summary of the significant effects of the restatement on the quarterly and six month periods ended July 4, 2004 are as follows:

	For the Quarterly and Six Month Periods Ended
	July 4, 2004		July 4, 2004
	(Unaudited)		(Unaudited)
		AS		AS
	AS	PREVIOUSLY	AS	PREVIOUSLY
	RESTATED	REPORTED	RESTATED	REPORTED
Cost of Sales	$192,575	$192,901	$386,198	$386,996
Gross profit	19,234	18,908	39,078	38,280
Loss before income taxes	(11,720)	(12,046)	(15,877)	(16,675)
Provision for Income Taxes	(2,132)	(2,256)	(1,619)	(1,924)
Net Loss	(9,588)	(9,790)	(14,258)	(14,751)
Net Loss Attributable to Common Stockholders	$(13,348)	$(13,550)	$(21,842)	$(22,335)
(3) SUPPLEMENTAL CASH FLOW INFORMATION
     The Company paid interest of approximately $26.9 million and $27.9 million for the six months ended July 3, 2005 and July 4, 2004, respectively. The Company paid $0.2 million in income taxes for the six months ended July 3, 2005 and $0.7 million for the six months ended July 4, 2004.
(4) SPECIAL CHARGES
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
     The table below presents the reserve categories and related activity as of July 3, 2005:

	January 1,
	2005				July 3, 2005
	Balance	Additions	Cash Payments	Other (b)	Balance
Employee Separation	$3.2	$1.4	$(1.3)	$(0.3)	$3.0
Facility Closing Costs	4.1	0.6	(1.3)	—	3.4

Total	$7.3	$2.0	$(2.6)	$(0.3)	$6.4	(a)

(a)	Includes $3.0 million classified as other long-term liabilities as of July 3, 2005.

(b)	Non-cash foreign currency translation impact.
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
     The table below presents the reserve categories and related activity as of July 4, 2004:

	January 1,
	2004	Net	Cash	July 4,
	Balance	Additions	Payments	2004 Balance
Employee Separation	$4.3	$1.4	$(1.9)	$3.8
Facility Closing Costs	3.6	—	(0.6)	3.0

Total	$7.9	$1.4	$(2.5)	$6.8	(a)

(a)	Includes $4.4 million classified as other long-term liabilities as of July 4, 2004.
(5) INVENTORIES
     Inventories reported in the accompanying balance sheets are classified as follows (000’s omitted):

	July 3,	December 31,
	2005	2004
Raw materials	$31,623	$35,849
Work in process	37,253	38,758
Finished goods	33,264	30,660

	$102,140	$105,267

(6) COMPREHENSIVE NET LOSS
     The components of accumulated other comprehensive loss are as follows (000’s omitted):

	July 3,	December 31,
	2005	2004
Foreign Currency Translation Adjustment	$(11,055)	$220
Minimum Pension Liability Adjustment	(18,034)	(19,258)

Total Accumulated Other Comprehensive Loss	$(29,089)	$(19,038)

     The components of comprehensive loss for the three and six months ended July 3, 2005 and July 4, 2004 are as follows (000’s omitted):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Net Income (Loss)	$(2,967)	$(9,588)	$3,019	$(14,258)
Foreign Currency Translation Adjustment	(6,703)	59	(10,051)	(1,375)

Comprehensive Loss	$(9,670)	$(9,529)	$(7,032)	$(15,633)

(7) BENEFIT PLANS
     The Company maintains separate noncontributory defined benefit and defined contribution pension plans covering most domestic hourly employees and all domestic salaried personnel, respectively. It is the Company’s policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.
     The net periodic pension cost was as follows for the three months and six months ended July 3, 2005 and July 4, 2004, respectively (000’s omitted):

U.S.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Service cost	$321	$252	$642	$504
Interest cost	716	686	1,432	1,372
Return on assets	(729)	(678)	(1,458)	(1,356)
Recognized loss	51	5	102	10
Recognized prior service cost	141	122	282	244

Net periodic pension cost	$500	$387	$1,000	$774

Non-U.S.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Service cost	$105	$88	$196	$177
Interest cost	1,079	1,129	2,206	2,259
Return on assets	(893)	(864)	(1,843)	(1,727)
Recognized loss	150	208	310	415

Net periodic pension cost	$441	$561	$869	$1,124

     The Company provides health and life insurance benefits for certain domestic retired employees in connection with collective bargaining agreements.
     Net periodic postretirement benefit costs for the Company’s U.S. postretirement benefit plans for the three months and six months ended July 3, 2005 and July 4, 2004, respectively, included the following components (000’s omitted):
U.S.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Service cost	$98	$87	$196	$174
Interest cost	373	351	746	702
Recognized loss	80	48	160	96
Recognized prior service cost	(213)	(226)	(426)	(452)

Net periodic pension cost	$338	$260	$676	$520

     The Company made $0.3 million in contributions to its U.S. based pension plan and $0.5 million of contributions to its non-U.S. based pension plans in the second quarter of 2005. The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $1.4 million to its U.S. based pension plan in 2005. For the six months ended July 3, 2005, $0.6 million of contributions have been made to the Company’s U.S. based pension plan. The Company presently anticipates contributing an additional $0.8 million to fund its pension plan in 2005 for a total of approximately $1.4 million. For the six months ended July 3, 2005, $0.9 million of contributions have been made to the Company’s non-U.S. based pension plans. The Company does not anticipate its 2005 contributions to any of its plans to be significantly different from the amount previously disclosed in the Company’s consolidated financial statements for the year ended December 31, 2004.
     The Company made payments under its postretirement benefit plan of $0.7 million in the first six months of 2005 and $0.5 million in the second quarter of 2005. The Company does not anticipate its 2005 payments under its postretirement benefit plan to be significantly different from the amount previously disclosed in the Company’s consolidated financial statements for the year ended December 31, 2004.

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
     The following is a summary of revenues from external customers and income (loss) from operations for the three and six month periods ended July 3, 2005 and July 4, 2004, respectively (000’s omitted):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol	$107,449	$94,173	$212,571	$186,328
International	73,582	70,522	153,180	148,920
Paint, Plastic & General Line	41,443	37,199	78,068	70,625
Custom & Specialty	7,933	9,915	17,033	19,403

Total revenues	$230,407	$211,809	$460,852	$425,276

INCOME (LOSS) BEFORE INCOME TAXES:
Aerosol	$16,598	$15,014	$38,352	$29,818
International	(1,223)	(2,676)	(720)	(4,246)
Paint, Plastic & General Line	3,499	4,128	7,890	7,633
Custom & Specialty	1,274	(461)	3,772	(816)

Total Segment Income From Operations	20,148	16,005	49,294	32,389
Unallocated Selling, General & Administrative Expenses (a)	(6,393)	(7,210)	(14,448)	(13,554)
Special Charges (b)	(1,517)	(922)	(2,030)	(1,404)
Other Income (Expense) (c)	25	(2)	192	378
Interest Expense	(13,913)	(12,865)	(26,853)	(25,582)
Bank Financing Fees	(731)	(1,218)	(1,460)	(2,596)
Loss from Early Extinguishment of Debt	—	(5,508)	—	(5,508)

Loss Before Income Taxes	$(2,381)	$(11,720)	$4,695	$(15,877)

(a)	Represents domestic Selling, General & Administrative expenses. The Company does not allocate these costs to its domestic segments.

(b)	Management does not evaluate segment performance including such charges. See Note (4) for further information on the Company’s special charges.

(c)	Other income represents the Company’s share of the net income of its joint venture equity investment in Argentina, and dividends related to a cost based investment.
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
     Local No. 24M of the Graphics Communications International Union, the union representing employees at the Company’s Weirton facility, filed an arbitration case challenging the Company’s decision to modify its health care plan for retirees. The Union contended that the Company had an obligation to bargain over plan changes and that it failed to do so. The Company contended that the matter was not arbitrable, that it only had an obligation to bargain with the Union regarding benefits for active employees represented by the Union, and that it had no obligation to bargain with regard to retiree benefits. On December 22, 2004, the arbitrator issued a decision finding that the dispute was arbitrable, that the Company was obligated to bargain with the Union regarding benefits for retirees, that the Company violated its duty to bargain by unilaterally modifying the health care plan as to retirees and that benefits under the health care plan are vested as to retirees. On March 16, 2005, the Company filed a lawsuit appealing the arbitration decision. The Union filed an answer to the complaint seeking enforcement of the arbitrator’s decision. Because this matter will be determined on the arbitration record, the court set a briefing schedule for the parties to file cross-motions for summary judgment. Opening briefs are due on August 8, 2005 and the reply briefs are due September 8, 2005. Trial currently is set for January 2006.

(10) SUBSIDIARY GUARANTOR INFORMATION
     The following presents the condensed consolidating financial data for U.S. Can Corporation (the “Parent Guarantor”), United States Can Company (the “Issuer”), USC May Verpackungen Holding Inc. (the “Subsidiary Guarantor”), and the Issuer’s European subsidiaries, including May Verpackungen GmbH & Co., KG (the “Non-Guarantor Subsidiaries”), as of July 3, 2005 and December 31, 2004 and for the six months ended July 3, 2005 and July 4, 2004. Certain information as of July 4, 2004 has been restated (see Note 2). Investments in subsidiaries are accounted for by the Parent Guarantor, the Issuer and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent’s investment accounts and earnings. This consolidating information reflects the guarantors and non-guarantors of the 10 7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.
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

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 3, 2005
(unaudited)
(000’s omitted)

				USC Europe/ May
			USC May	Verpackungen GmbH
	U.S. Can	United States	Verpackungen	& Co., KG (Non-		U.S. Can
	Corporation	Can Company	Holding (Guarantor	Guarantor		Corporation
	(Parent)	(Issuer)	Subsidiaries)	Subsidiaries)	Eliminations	Consolidated
NET SALES	$–	$307,672	$–	$153,180	$–	$460,852
COST OF SALES	–	257,656	–	147,963	–	405,619

Gross profit	–	50,016	–	5,217	–	55,233
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	–	14,450	–	5,937	–	20,387
SPECIAL CHARGES	–	558	–	1,472	–	2,030
OTHER INCOME	–	–	–	(192)	–	(192)
INTEREST (INCOME) EXPENSE	–	23,856	3,258	(261)	–	26,853
BANK FINANCING FEES	–	1,460	–	–	–	1,460
EQUITY INCOME (LOSS) FROM SUBSIDIARIES	3,019	(6,673)	1,000	–	2,654	–

Income (loss) before income taxes	3,019	3,019	(2,258)	(1,739)	2,654	4,695
PROVISION FOR INCOME TAXES	–	–	154	1,522	–	1,676

NET INCOME (LOSS)	3,019	3,019	(2,412)	(3,261)	2,654	3,019
PREFERRED STOCK DIVIDEND REQUIREMENT	(8,282)	–	–	–	–	(8,282)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,263)	$3,019	$(2,412)	$(3,261)	$2,654	$(5,263)

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
RESTATED FOR THE SIX MONTHS ENDED JULY 4, 2004
(unaudited)
(000’s omitted)

		Restated	USC May	USC Europe/ May
	Restated	United	Verpackungen	Verpackungen		Restated
	U.S. Can	States Can	Holding	GmbH & Co., KG		U.S. Can
	Corporation	Company	(Guarantor	(Non-Guarantor	Restated	Corporation
	(Parent)	(Issuer)	Subsidiaries)	Subsidiaries)	Eliminations	Consolidated
NET SALES	$–	$276,356	$–	$148,920	$–	$425,276
COST OF SALES	–	239,716	–	146,482	–	386,198

Gross profit	–	36,640	–	2,438	–	39,078
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	–	13,555	–	6,688	–	20,243
SPECIAL CHARGES	–	–	–	1,404	–	1,404
OTHER INCOME	–	(224)	–	(154)	–	(378)
INTEREST EXPENSE	–	22,025	2,706	851	–	25,582
BANK FINANCING FEES	–	2,384	–	212	–	2,596
LOSS FROM EARLY
EXTINGUISHMENT OF DEBT	–	5,508	–	–	–	5,508
EQUITY LOSS FROM SUBSIDIARIES	(14,258)	(10,042)	(1,816)	–	26,116	–

Loss before income taxes	(14,258)	(16,650)	(4,522)	(6,563)	26,116	(15,877)
PROVISION FOR INCOME TAXES	–	(2,392)	–	773	–	(1,619)

NET LOSS	(14,258)	(14,258)	(4,522)	(7,336)	26,116	(14,258)
PREFERRED STOCK DIVIDEND REQUIREMENT	(7,584)	–	–	–	–	(7,584)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,842)	$(14,258)	$(4,522)	$(7,336)	$26,116	$(21,842)

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JULY 3, 2005
(unaudited)
(000s omitted)

				USC Europe/
			USC May	May
			Verpackungen	Verpackungen
	U.S. Can	United States	Holding	GmbH (Non-		U.S. Can
	Corporation	Can Company	(Subsidiary	Guarantor		Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$–	$274	$–	$2,299	$–	$2,573
Accounts receivable	–	69,335	–	29,815	–	99,150
Inventories	–	65,751	–	36,389	–	102,140
Deferred income taxes	–	6,573	–	–	–	6,573
Other current assets	–	8,041	–	17,788	–	25,829

Total current assets	–	149,974	–	86,291	–	236,265
NET PROPERTY, PLANT AND EQUIPMENT	–	122,720	–	87,258	–	209,978
GOODWILL	–	27,384	–	–	–	27,384
DEFERRED INCOME TAXES	–	22,867	–	293	–	23,160
OTHER NON-CURRENT ASSETS	–	35,245	–	12,185	–	47,430
INTERCOMPANY ADVANCES	–	293,925	–	–	(293,925)	–
INVESTMENT IN SUBSIDIARIES	–	–	60,053	–	(60,053)	–

Total assets	$–	$652,115	$60,053	$186,027	$(353,978)	$544,217

CURRENT LIABILITIES
Current maturities of long-term debt	$–	$3,803	$–	$2,354	$–	$6,157
Accounts payable	–	41,343	–	46,637	–	87,980
Restructuring reserves	–	998	–	2,451	–	3,449
Income taxes payable	–	–	–	1,591	–	1,591
Accrued Expenses	–	48,523	–	13,526	–	62,049

Total current liabilities	–	94,667	–	66,559	–	161,226
TOTAL LONG TERM DEBT	854	557,804	–	–	–	558,658
LONG-TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	–	39,343	896	23,683	–	63,922
OTHER LONG-TERM LIABILITIES	–	2,628	–	990	–	3,618
PREFERRED STOCK	170,536	–	–	–	–	170,536
INTERCOMPANY LOANS	112,056	–	130,218	51,651	(293,925)	–
INVESTMENT IN SUBSIDIARIES	130,297	87,970	–	–	(218,267)	–
STOCKHOLDERS’ EQUITY / (DEFICIT)	(413,743)	(130,297)	(71,061)	43,144	158,214	(413,743)

Total liabilities and stockholders’ equity	$–	$652,115	$60,053	$186,027	$(353,978)	$544,217

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004
(unaudited)
(000s omitted)

				USC
			USC May	Europe/May
			Verpackungen	Verpackungen
	U.S. Can	United States	Holding	GmbH (Non-		U.S. Can
	Corporation	Can Company	(Subsidiary	Guarantor		Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$–	$927	$–	$6,181	$–	$7,108
Accounts receivable	–	50,115	–	28,408	–	78,523
Inventories	–	62,861	–	42,406	–	105,267
Deferred income taxes	–	6,660	–	865	–	7,525
Other current assets	–	8,376	–	22,435	–	30,811

Total current assets	–	128,939	–	100,295	–	229,234
NET PROPERTY, PLANT AND EQUIPMENT	–	126,418	–	100,604	–	227,022
GOODWILL	–	27,384	–	–	–	27,384
DEFERRED INCOME TAXES	–	22,867	–	332	–	23,199
OTHER NON-CURRENT ASSETS	–	36,715	–	14,198	–	50,913
INTERCOMPANY ADVANCES	–	286,028	–	–	(286,028)	–
INVESTMENT IN SUBSIDIARIES	–	–	64,954	–	(64,954)	–

Total assets	$–	$628,351	$64,954	$215,429	$(350,982)	$557,752

CURRENT LIABILITIES
Current maturities of long-term debt	$–	$3,965	$–	$5,480	$–	$9,445
Accounts payable	–	41,716	–	59,262	–	100,978
Restructuring reserves	–	1,947	–	2,400	–	4,347
Income taxes payable	–	–	–	479	–	479
Other current liabilities	–	39,244	–	16,318	–	55,562

Total current liabilities	–	86,872	–	83,939	–	170,811
TOTAL LONG TERM DEBT	854	549,697	–	–	–	550,551
LONG-TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	–	41,652	591	26,639	–	68,882
OTHER LONG-TERM LIABILITIES	–	2,782	–	902	–	3,684
PREFERRED STOCK	162,253	–	–	–	–	162,253
INTERCOMPANY LOANS	112,057	–	127,111	46,860	(286,028)	–
INVESTMENT IN SUBSIDIARIES	123,265	70,613	–	–	(193,878)	–
STOCKHOLDERS’ EQUITY / (DEFICIT)	(398,429)	(123,265)	(62,748)	57,089	128,924	(398,429)

Total liabilities and stockholders’ equity	$–	$628,351	$64,954	$215,429	$(350,982)	$557,752

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 2005
(unaudited)
(000s omitted)

			USC May
		United	Verpackungen	USC Europe / May
	U.S. Can	States Can	Holding	Verpackungen	U.S. Can
	Corporation	Company	(Subsidiary	(Non-Guarantor	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$–	$6,124	$(2,420)	$(4,249)	$(545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	–	(7,558)	–	(3,196)	(10,754)
Proceeds from sale of property	–	120	–	232	352
Dividends from Formametal S.A.	–	669	–	–	669

Net cash used for investing activities	–	(6,769)	–	(2,964)	(9,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany advances	–	(7,896)	2,420	5,476	–
Net borrowings under revolving line of credit	–	9,700	–	–	9,700
Payments of Tranche B loan	–	(1,250)	–	–	(1,250)
Payments of other long-term debt	–	(773)	–	(2,664)	(3,437)
Borrowings of other debt	–	268	–	–	268
Payments of debt financing costs	–	(57)	–	–	(57)

Net cash provided by (used in) financing Activities	–	(8)	2,420	2,812	5,224

EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	–	–	519	519

DECREASE IN CASH AND CASH EQUIVALENTS	–	(653)	–	(3,882)	(4,535)
CASH AND CASH EQUIVALENTS, beginning of period	–	927	–	6,181	7,108

CASH AND CASH EQUIVALENTS, end of period	$–	$274	$–	$2,299	$2,573

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 4, 2004
(unaudited)
(000s omitted)

			USC May	USC Europe / May
	U.S. Can	United States	Verpackungen	Verpackungen (Non-	U.S. Can
	Corporation	Can Company	Holding (Subsidiary	Guarantor	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Consolidated
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$–	$55	$(4,528)	$(1,045)	$(5,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	–	(6,133)	–	(1,320)	(7,453)
Proceeds from sale of property	–	1,019	–	57	1,076
Dividends from Formametal S.A.	–	608	–	–	608

Net cash used in investing activities	–	(4,506)	–	(1,263)	(5,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany advances	–	(19,360)	4,528	14,832	–
Proceeds from Term B loan	–	250,000	–	–	250,000
Net payments under revolving line of credit	–	(42,100)	–	–	(42,100)
Payments of Tranche A loan	–	(38,706)	–	–	(38,706)
Payments of Tranche B loan	–	(130,175)	–	–	(130,175)
Payments of Tranche C loan	–	(20,000)	–	–	(20,000)

Payments of other long-term debt	–	(1,614)	–	(16,522)	(18,136)
Borrowings of other long-term debt	–	–	–	3,656	3,656
Payments of debt financing costs	–	(5,485)	–	–	(5,485)

Net cash (used in) provided by financing Activities	–	(7,440)	4,528	1,966	(946)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	–	–	(614)	(614)

DECREASE IN CASH AND CASH EQUIVALENTS	–	(11,891)	–	(956)	(12,847)
CASH AND CASH EQUIVALENTS, beginning of period	–	16,854	–	6,110	22,964

CASH AND CASH EQUIVALENTS, end of period	$–	$4,963	$–	$5,154	$10,117

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
Results of Operations
Three months ended July 3, 2005, as compared to the three months ended July 4, 2004
     The following table presents the Company’s Revenue and Gross Profit by segment for the second quarter of 2005 as compared to the second quarter of 2004.

	For the quarterly period ended July 3, 2005 and July 4, 2004
	Revenue		Gross Profit		Percentage to Sales
	2005	2004	2005	2004	2005	2004
				(As Restated)		(As Restated)
Aerosol	$107,449	$94,173	$16,598	$15,014	15.4%	15.9%
International	73,582	70,522	1,863	553	2.5%	0.8%
Paint, Plastic & General Line	41,443	37,199	3,499	4,128	8.4%	11.1%
Custom & Specialty	7,933	9,915	1,274	(461)	16.1%	(4.6)%

Total	$230,407	$211,809	$23,234	$19,234	10.1%	9.1%

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
     Consolidated gross profit increased $4.0 million for the quarter ended July 3, 2005 from the same quarter in 2004. Along business segment lines, Aerosol gross profit dollars increased by $1.6 million and the percentage to sales remained relatively flat versus the second quarter of 2004. The increase in Aerosol gross profit dollars was due to an increase in volume in the second quarter of 2005 versus the same period of 2004 and improved pricing and product and customer mix. The International segment gross profit increased $1.3 million versus the same period in 2004 and the percentage to sales increased to 2.5% from 0.8%. The increase in International gross profit was primarily due to improved pricing and product and customer mix. The Paint, Plastic & General Line segment gross profit decreased $0.6 million versus the same period in 2004. The percentage to net sales decreased from 11.1% in 2004 to 8.4% in 2005. The decrease in dollars and percentage was due to customer and product mix, partially offset by increased volume. The Custom & Specialty segment gross profit increased to $1.3 million in the second quarter of 2005, compared to a loss of ($0.5) million in the second quarter of 2004. The increase was driven primarily by cost reduction programs and operational improvements associated with the 2004 closing of the Company’s New Castle, PA lithography and the Elgin, IL (Olive Can) Custom & Specialty plants.
     Selling, general and administrative costs were $9.5 million or 4.1% of sales in the second quarter of 2005 compared to $10.4 million or 4.9% of sales in the second quarter of 2004. The 2005 decrease in selling, general and administrative costs versus the second quarter of 2004, was primarily due to $1.2 million recorded in the second quarter of 2004 for severance payments to be made over time to the Company’s former Chief Executive Officer.
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

					July 3,
	April 3, 2005		Cash		2005
	Balance	Additions	Payments	Other (b)	Balance
Employee Separation	$3.0	$1.0	$(0.8)	$(0.2)	$3.0
Facility Closing Costs	3.5	0.5	(0.6)	—	3.4

Total	$6.5	$1.5	$(1.4)	$(0.2)	$6.4	(a)

(a)	Includes $3.0 million classified as other long-term liabilities as of July 3, 2005.

(b)	Non-cash foreign currency translation impact.
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
     In the second quarter of 2004, the Company recorded a loss from early extinguishment of debt of $5.5 million associated with the termination of the Company’s Senior Secured Credit Facility. The loss represented the unamortized deferred financing costs related to the Senior Secured Credit Facility.
     Income tax expense was $0.6 million for the second quarter of 2005 versus an income tax benefit of $2.1 million for the second quarter of 2004. Prior to 2005, the Company recorded valuation allowances as it could not conclude that it was “more likely than not” that all of the deferred tax assets of its domestic operations and certain of its foreign operations would be realized in the foreseeable future. Accordingly, the Company did not record income taxes related to the second quarter of 2005 and 2004 for the applicable operations.
     Payment in kind dividends of $4.1 million and $3.8 million on the redeemable preferred stock were recorded for the second quarters of 2005 and 2004, respectively.
Six-month period ended July 3, 2005, as compared to the six month period ended July 4, 2004
     The following table presents the Company’s Revenue and Gross Profit by segment for the six months ended July 3, 2005 as compared to the six months ended July 4, 2004.

	For the six month periods ended July 3, 2005 and July 4, 2004
	Revenue		Gross Profit		Percentage to Sales
	2005	2004	2005	2004	2005	2004
				(As Restated)		(As Restated)
Aerosol	$212,571	$186,328	$38,352	$29,818	18.0%	16.0%
International	153,180	148,920	5,219	2,443	3.4%	1.6%
Paint, Plastic & General Line	78,068	70,625	7,890	7,633	10.1%	10.8%
Custom & Specialty	17,033	19,403	3,772	(816)	22.1%	(4.2)%

Total	$460,852	$425,276	$55,233	$39,078	12.0%	9.2%

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
     Consolidated gross profit increased $16.2 million for the first half of 2005 from the same period in 2004. Along business segment lines, Aerosol gross profit dollars increased by $8.5 million and the percentage to sales increased 2.0% to 18.0% for the first half of 2005. The increase in Aerosol gross profit dollars was due to an increase in volume in the first half of 2005 versus the same period of 2004 and improved pricing and product and customer mix. The International segment gross profit increased $2.8 million versus the same period in 2004 and the percentage to sales increased to 3.4% from 1.6%. The increase in International gross profit was primarily due to operational efficiencies and improved pricing and product and customer mix ($3.1 million) partially offset by decreased International volume ($0.3 million). The Paint, Plastic & General Line segment gross profit increased $0.3 million versus the same period in 2004 and the percentage to net sales decreased from 10.8% in the first half of 2004 to 10.1% in the first half of 2005. The change in dollars was due to higher volume in our plastics business, while the percentage was impacted by a change in demand to less profitable product lines. The Custom & Specialty segment gross profit increased to $3.8 million in the first half of 2005, compared to a loss of ($0.8) million in the first half of 2004. The increase was driven primarily by cost reduction programs and operational improvements associated with the 2004 closing of the Company’s New Castle, PA lithography and the Elgin, IL (Olive Can) Custom & Specialty plants.
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

     The table below presents the reserve categories and related activity as of July 3, 2005:

	January 1,				July 3,
	2005				2005
	Balance	Additions	Cash Payments	Other (b)	Balance
Employee Separation	$3.2	$1.4	$(1.3)	$(0.3)	$3.0
Facility Closing Costs	4.1	0.6	(1.3)	—	3.4

Total	$7.3	$2.0	$(2.6)	$(0.3)	$6.4	(a)

(a)	Includes $3.0 million classified as other long-term liabilities as of July 3, 2005.

(b)	Non-cash foreign currency translation impact.
     Interest expense in the first half of 2005 increased 5.0%, or $1.3 million, versus the same period of 2004. The increase is due primarily to higher interest rates and higher average borrowings during the period. Bank financing fees for the first half of 2005 were $1.5 million as compared to $2.6 million for the first half of 2004. The decrease in bank financing fees is due to lower fees and expenses associated with the Company’s new Credit Facility entered into in June 2004, which are being amortized over the life of the applicable borrowings, versus the fees and expenses previously being amortized in conjunction with the Company’s former Senior Secured Credit Facility. As discussed earlier, the Company also recorded a loss from early extinguishment of debt of $5.5 million in 2004 associated with the termination of the Company’s Senior Secured Credit Facility.
     The Company recorded an income tax expense of $1.7 million for the first half of 2005 versus income tax benefit of $1.6 million for the first half of 2004. Prior to 2005, the Company recorded valuation allowances as it could not conclude that it was “more likely than not” that all of the deferred tax assets of its domestic operations and certain of its foreign operations would be realized in the foreseeable future. Accordingly, the Company did not record income taxes related to the first half of 2005 and 2004 for the applicable operations.
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
     Other net cash used in operations during the first half of 2005 included decreases in other current assets primarily related to the Company’s European factoring arrangements ($4.1 million) and higher accrued expenses primarily related to higher accrued payroll ($5.4 million) and employee benefits ($2.9 million) partially offset by decreased taxes payable ($1.8 million). These items were partially offset by higher accounts receivable related to increased sales volumes in the first six months of 2005 and higher can prices resulting from increased raw material costs that were passed on to customers along with decreased accounts payable due to increased raw material purchases at year-end that were paid during the first six months of 2005.
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
     At July 3, 2005, $9.7 million was outstanding under the $65.0 million revolving loan portion of the Company’s Credit Facility. Letters of Credit of $15.1 million were also outstanding securing the Company’s obligations under various insurance programs and other contractual agreements. In addition, the Company had $2.6 million of cash and cash equivalents at quarter end 2005.
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
     At July 4, 2004, the Company did not have any borrowings outstanding under its $65.0 million revolving loan portion of the Credit Facility. Letters of Credit of $12.9 million were outstanding securing the Company’s obligations under various insurance programs and other contractual agreements, which reduced the Company’s availability under its revolving credit facility. In addition, the Company had $10.1 million of cash and cash equivalents at quarter end 2004.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management believes the Company’s exposure to market risk has not changed significantly since year-end 2004.

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
     Local No. 24M of the Graphics Communications International Union, the union representing employees at the Company’s Weirton facility, filed an arbitration case challenging the Company’s decision to modify its health care plan for retirees. The Union contended that the Company had an obligation to bargain over plan changes and that it failed to do so. The Company contended that the matter was not arbitrable, that it only had an obligation to bargain with the Union regarding benefits for active employees represented by the Union, and that it had no obligation to bargain with regard to retiree benefits. On December 22, 2004, the arbitrator issued a decision finding that the dispute was arbitrable, that the Company was obligated to bargain with the Union regarding benefits for retirees, that the Company violated its duty to bargain by unilaterally modifying the health care plan as to retirees and that benefits under the health care plan are vested as to retirees. On March 16, 2005, the Company filed a lawsuit appealing the arbitration decision. The Union filed an answer to the complaint seeking enforcement of the arbitrator’s decision. Because this matter will be determined on the arbitration record, the court set a briefing schedule for the parties to file cross-motions for summary judgment. Opening briefs are due on August 8, 2005 and the reply briefs are due September 8, 2005. Trial currently is set for January 2006.
Item 5. Other Information
     On August 15, 2005, the Company entered into one-year employment agreements, subject to renewal, with Philip Mengel, Chief Executive Officer; Michael Rajkovic, Executive Vice President and Chief Financial Officer; and Robert Ballou, Executive Vice President, Manufacturing and Supply Chain providing for the payment of annual salaries of $675,000, $375,000, and $375,000, respectively. Mr. Rajkovic’s agreement includes a deferred bonus payment of $100,000, payable on or after November 16, 2005. The agreements also provide these officers the right to purchase equity in the Company and provide certain other benefits as is customary for officers of the Company. The executives also participate in the Company’s management incentive plan. Copies of the agreements are attached as Exhibits 10.41, 10.42 and 10.43 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2005.
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