Form 10-Q
period 2005-10-02
US CAN CORP
filed 2005-11-16
CIK 895726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from       to
Commission File Number 333-53276
U.S. CAN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	06-1094196
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 16, 2005, 52,825.233 shares of Common Stock were outstanding.

U.S. CAN CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2005
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

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted)

	For The		For The
	Three Months Ended		Nine Months Ended
				As Restated
				(See Note (2))
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
	(Unaudited)
Net Sales	$209,221	$207,263	$670,073	$632,539

Cost of Sales	190,559	185,341	596,178	571,539

Gross Profit	18,662	21,922	73,895	61,000

Selling, General and Administrative Expenses	9,792	10,150	30,179	30,393

Special Charges	34	4,012	2,064	5,416

Other Income	(244)	(54)	(436)	(432)

Interest Expense	14,020	12,665	40,873	38,246

Bank Financing Fees	732	890	2,192	3,486

Loss on Early Extinguishment of Debt	—	—	—	5,508

Loss Before Income Taxes	(5,672)	(5,741)	(977)	(21,617)

Provision (Benefit) for Income Taxes	2,617	(466)	4,293	(2,085)

Net Loss	(8,289)	(5,275)	(5,270)	(19,532)

Preferred Stock Dividend Requirement	(4,252)	(3,853)	(12,534)	(11,437)

Net Loss Attributable to Common Stockholders	$(12,541)	$(9,128)	$(17,804)	$(30,969)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000’s omitted, except per share data)

	October 2,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,105	$7,108
Accounts receivable, net of allowances	78,515	78,523
Inventories	100,166	105,267
Deferred income taxes	6,573	7,525
Other current assets	35,105	30,811

Total current assets	226,464	229,234

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization	206,156	227,022

GOODWILL	27,384	27,384

DEFERRED INCOME TAXES	20,442	23,199

OTHER NON-CURRENT ASSETS	46,346	50,913

Total assets	$526,792	$557,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$5,029	$9,445
Accounts payable	84,914	100,978
Accrued expenses	66,544	55,562
Restructuring reserves	2,948	4,347
Income taxes payable	1,889	479

Total current liabilities	161,324	170,811

LONG TERM DEBT	549,791	550,551

LONG TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	63,922	68,882

OTHER LONG-TERM LIABILITIES	3,624	3,684

Total liabilities	778,661	793,928

REDEEMABLE PREFERRED STOCK, 200,000 shares authorized, 106,667 shares issued & outstanding	174,788	162,253

STOCKHOLDERS’ DEFICIT:
Common stock, $10.00 par value, 100,000 shares authorized, 53,333 shares issued & outstanding	533	533
Additional paid in capital	52,800	52,800
Accumulated other comprehensive loss	(29,463)	(19,038)
Accumulated deficit	(450,527)	(432,724)

Total stockholders’ deficit	(426,657)	(398,429)

Total liabilities and stockholders’ deficit	$526,792	$557,752

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

U.S. CAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
		(Restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,270)	$(19,532)
Adjustments to reconcile net loss to net cash used in Operating activities -
Depreciation and amortization	28,651	32,442
Special charges	2,064	5,416
Loss from early extinguishment of debt	—	5,508
Deferred income taxes	2,720	(4,047)
Change in operating assets and liabilities
Accounts receivable	(2,784)	(4,828)
Inventories	498	(10,098)
Accounts payable	(9,875)	(4,819)
Accrued expenses	8,389	(3,204)
Other assets	(9,650)	2,564
Other liabilities	(535)	(505)

Net cash flows from operating activities	14,208	(1,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,509)	(9,839)
Proceeds from sale of property	375	1,075

Net cash flows from investing activities	(14,134)	(8,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term B loan	—	250,000
Net borrowings (payments) under the revolving line of credit	1,700	(42,100)
Payments of Tranche A loan	—	(38,706)
Payments of Tranche B loan	(1,875)	(130,175)
Payments of Tranche C loan	—	(20,000)
Borrowings of other long-term debt	268	646
Payments of other long-term debt, including capital lease obligations	(4,830)	(19,989)
Payment of debt financing costs	(65)	(6,845)

Net cash flows from financing activities	(4,802)	(7,169)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,725	(442)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,003)	(17,478)

CASH AND CASH EQUIVALENTS, beginning of year	7,108	22,964

CASH AND CASH EQUIVALENTS, end of period	$6,105	$5,486

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2005
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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, the following table presents (in thousands) what the Company’s net loss would have been had the Company determined compensation costs using the fair value-based accounting method for the three and nine months ended October 2, 2005 and October 3, 2004.

	Three Months Ended		Nine Months Ended
				As Restated
				(See Note (2))
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net Loss	$(8,289)	$(5,275)	$(5,270)	$(19,532)
Stock-Based Compensation Cost, net of tax — fair value method	(18)	(25)	(62)	(81)

Pro-Forma Net Loss	$(8,307)	$(5,300)	$(5,332)	$(19,613)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. In April 2005, the United States Securities and Exchange Commission extended the implementation timing required under SFAS No. 123R to the beginning of a registrant’s next fiscal year, which is January 1, 2006 for the Company. The Company is currently evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption it will use. However, based on the Company’s current level of annual option grants and the number of unvested options the Company had outstanding at the end of the third quarter of 2005, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations.
     On October 19, 2005, the stockholders of the Company approved the U.S. Can Corporation 2005 Equity Incentive Plan, a detailed discussion of which is included in Note (12).

(2) RESTATEMENT
     On September 13, 2005, in response to a comment letter from the staff of the Securities and Exchange Commission that, among other things, requested information relating to the Company’s accounting change from LIFO to FIFO during the second quarter of 2004 and the application of APB Opinion No. 20, the Audit Committee of the Board of Directors of the Company agreed with management’s recommendation to restate the Company’s financial statements for the effects of changing the Company’s inventory policy from LIFO to FIFO (the “Restatement”). On October 4, 2005, the Company filed the 2004 Form 10-K/A and 2005 Form 10-Q/A for the first and second quarters with the Securities and Exchange Commission. A summary of the significant effects of the restatement on the nine month period ended October 3, 2004 are as follows:

	For the Nine Months Ended
	October 3, 2004
	(Unaudited)
		AS
	AS	PREVIOUSLY
	RESTATED	REPORTED
Cost of Sales	$571,539	$571,905
Gross Profit	61,000	60,634
Loss before Income Taxes	(21,617)	(22,415)
Benefit from Income Taxes	(2,085)	(2,390)
Net Loss	(19,532)	(20,025)
Net Loss Attributable to Common Stockholders	(30,969)	(31,462)
(3) SUPPLEMENTAL CASH FLOW INFORMATION
     The Company paid interest of approximately $38.8 million and $47.1 million for the nine months ended October 2, 2005 and October 3, 2004, respectively. The Company received a net income tax refund of $0.1 million for the nine months ended October 2, 2005 and paid income taxes of $1.1 million for the nine months ended October 3, 2004.
(4) SPECIAL CHARGES
2005
     During the first nine months of 2005, the Company recorded restructuring charges of $2.1 million. A $0.5 million charge and a $1.5 million charge were recorded in the first and second quarter, respectively. Charges in the third quarter were $0.1 million. During the first quarter of 2005, the Company recorded charges for position elimination costs related to the continuation of an early termination program in one European facility and a product line profitability review program in our German food can business. The second quarter charges were for European headquarters position elimination costs ($1.0 million), as well as a reassessment of previously recorded reserves for ongoing facility costs related to our closed Olive Can Customer & Specialty plant ($0.5 million). Total cash payments in the first nine months of 2005 were $3.1 million (primarily severance and facility shut down costs) and the Company anticipates spending another $5.9 million over the next few years. The remaining reserve consists primarily of employee termination benefits paid over time for approximately three salaried and 31 hourly employees and other ongoing facility exit costs.
     The table below presents the reserve categories and related activity as of October 2, 2005 (in millions):

	January 1,				October 2,
	2005				2005
	Balance	Additions	Cash Payments	Other(b)	Balance
Employee Separation	$3.2	$1.4	$(1.7)	$(0.4)	$2.5
Facility Closing Costs	4.1	0.7	(1.4)	—	3.4

Total	$7.3	$2.1	$(3.1)	$(0.4)	$5.9	(a)

(a)	Includes $3.0 million classified as other long-term liabilities as of October 2, 2005.

(b)	Non-cash foreign currency translation impact.

2004
     During the first nine months of 2004, the Company recorded net special charges of $5.4 million. $1.4 million related to the elimination of 41 positions in Europe. The charge related to an early termination program in one European facility and a product line profitability review program in the Company’s German food can business, which resulted in the Company idling certain of its production lines. During the third quarter of 2004, the Company recorded a $4.0 million charge related to the closure of the New Castle, PA Lithography and the Elgin, IL (Olive Can) Custom & Specialty plants. The third quarter charge primarily related to employee separation costs connected to the facility closings ($1.1 million), and accelerated depreciation related to assets, which were idled in the fourth quarter ($2.9 million).
     The table below presents the reserve categories and related activity as of October 3, 2004 (in millions):

	January 1,	Net		October 3,
	2004 Balance	Additions	Deductions(b)	2004 Balance
Employee Separation	$4.3	$2.5	$(2.5)	$4.3
Facility Closing Costs	3.6	2.9	(3.7)	2.8

Total	$7.9	$5.4	$(6.2)	$7.1	(a)

(a)	Includes $4.5 million classified as other long-term liabilities as of October 3, 2004.

(b)	Includes cash payments of $3.2 million. The remaining non-cash deductions represent accelerated depreciation related to the New Castle, PA and Olive Can facility closings, which was recorded as a reduction in property, plant and equipment.
(5) INVENTORIES
     Inventories reported in the accompanying balance sheets are classified as follows (000’s omitted):

	October 2,	December 31,
	2005	2004
Raw materials	$30,082	$35,849
Work in process	37,292	38,758
Finished goods	32,792	30,660

	$100,166	$105,267

(6) COMPREHENSIVE NET LOSS
     The components of accumulated other comprehensive loss are as follows (000’s omitted):

	October 2,	December 31,
	2005	2004
Foreign Currency Translation Adjustment	$(11,463)	$220
Minimum Pension Liability Adjustment	(18,000)	(19,258)

Total Accumulated Other Comprehensive Loss	$(29,463)	$(19,038)

     The components of comprehensive loss for the three and nine months ended October 2, 2005 and October 3, 2004 are as follows (000’s omitted):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
				(As Restated)
Net Loss	$(8,289)	$(5,275)	$(5,270)	$(19,532)
Foreign Currency Translation Adjustment	(374)	(261)	(10,425)	(1,636)

Comprehensive Loss	$(8,663)	$(5,536)	$(15,695)	$(21,168)

(7) INCOME TAXES
     The third quarter 2005 income tax provision includes $2.7 million of additional valuation allowances against domestic deferred tax assets. Prior to 2005, the Company recorded valuation allowances as it could not conclude that it was “more likely than not” that not all of the deferred tax assets of its domestic operations and certain of its foreign operations would be realized in the foreseeable future. Accordingly, the Company did not record income taxes related to the third quarter and the first nine months of 2005 and 2004 for the applicable operations. The Company will continue to assess these valuation allowances and, to the extent it is determined that such allowances are no longer required, the related deferred tax assets will be recognized in the future. The third quarter 2005 income tax provision also includes a $0.4 million return of excess taxes paid by the Company’s Laon, France operations.
(8) BENEFIT PLANS
     The Company maintains separate noncontributory defined benefit and defined contribution pension plans covering most domestic hourly employees and all domestic salaried personnel, respectively. It is the Company’s policy to fund accrued pension and defined contribution plan costs in compliance with ERISA or the applicable foreign requirements.
     The net periodic pension cost was as follows for the three months and nine months ended October 2, 2005 and October 3, 2004, respectively (000’s omitted):

U.S.	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Service cost	$249	$252	$747	$756
Interest cost	697	686	2,091	2,058
Return on assets	(730)	(678)	(2,190)	(2,034)
Recognized loss	—	5	—	15
Recognized prior service cost	141	122	423	366

Net periodic pension cost	$357	$387	$1,071	$1,161

Non-U.S.	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Service cost	$81	$89	$276	$224
Interest cost	1,052	1,113	3,258	3,289
Return on assets	(891)	(849)	(2,734)	(2,577)
Recognized loss	151	203	461	619

Net periodic pension cost	$393	$556	$1,261	$1,555

     The Company provides health and life insurance benefits for certain domestic retired employees in connection with collective bargaining agreements.
     Net periodic postretirement benefit costs for the Company’s U.S. postretirement benefit plans for the three months and nine months ended October 2, 2005 and October 3, 2004, respectively, included the following components (000’s omitted):

U.S.	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Service cost	$112	$87	$336	$261
Interest cost	365	351	1,095	1,053
Recognized loss	80	48	240	144
Recognized prior service cost	(213)	(226)	(639)	(678)

Net periodic pension cost	$344	$260	$1,032	$780

     The Company made $0.5 million in contributions to its U.S. based pension plan and $0.5 million of contributions to its non-U.S. based pension plans in the third quarter of 2005. The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $1.4 million to its U.S. based pension plan in 2005. For the nine months ended October 2, 2005, $1.1 million of contributions have been made to the Company’s U.S. based pension plan. The Company presently anticipates contributing an additional $0.1 million to fund its pension plan in 2005 for a total of approximately $1.2 million. For the nine months ended October 2, 2005, $1.4 million of contributions have been made to the Company’s non-U.S. based pension plans. The Company does not anticipate its 2005 contributions to its non-U.S. based pension plans to be significantly different from the amount previously disclosed in the Company’s consolidated financial statements for the year ended December 31, 2004.
     The Company made payments under its postretirement benefit plan of $1.0 million in the first nine months of 2005 and $0.3 million in the third quarter of 2005. The Company does not anticipate its 2005 payments under its postretirement benefit plan to be significantly different from the amount previously disclosed in the Company’s consolidated financial statements for the year ended December 31, 2004.
(9) BUSINESS SEGMENTS
     Management monitors and evaluates performance, customer base and market share for four business segments. The segments have separate management teams and distinct product lines. The Aerosol segment primarily produces steel aerosol containers in the U.S. for personal care, household, automotive, paint and industrial products. The International segment produces aerosol cans as well as steel food packaging in Europe. The Paint, Plastic & General Line segment produces round cans in the U.S. for paint and coatings, oblong cans for items such as lighter fluid and turpentine as well as plastic containers for paint and industrial and consumer products. The Custom & Specialty segment produces a wide array of functional and decorative tins, containers and other products in the U.S. Financial information used to produce the Company’s financial statements is not recorded or reconciled on a product line basis, therefore it is not practicable for the Company to disclose revenues by product line.
     The following is a summary of revenues from external customers and income (loss) from operations for the three and nine month periods ended October 2, 2005 and October 3, 2004, respectively (000’s omitted):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
REVENUES FROM EXTERNAL CUSTOMERS:
Aerosol	$98,344	$94,361	$310,915	$280,688
International	68,608	70,386	221,788	219,307
Paint, Plastic & General Line	34,134	31,155	112,202	101,780
Custom & Specialty	8,135	11,361	25,168	30,764

Total revenues	$209,221	$207,263	$670,073	$632,539

INCOME (LOSS) BEFORE INCOME TAXES:
Aerosol	$13,524	$15,855	$51,878	$45,594
International	693	(2,587)	(27)	(6,840)
Paint, Plastic & General Line	1,412	2,617	9,302	10,301
Custom & Specialty	1,131	1,796	4,903	1,016

Total Segment Income From Operations	16,760	17,681	66,056	50,071

Unallocated Selling, General & Administrative Expenses (a)	(7,890)	(5,909)	(22,340)	(19,464)

Special Charges (b)	(34)	(4,012)	(2,064)	(5,416)
Other Income (c)	244	54	436	432
Interest Expense	(14,020)	(12,665)	(40,873)	(38,246)
Bank Financing Fees	(732)	(890)	(2,192)	(3,486)
Loss from Early Extinguishment of Debt	—	—	—	(5,508)

Loss Before Income Taxes	$(5,672)	$(5,741)	$(977)	$(21,617)

(a)	Represents domestic Selling, General & Administrative expenses. The Company does not allocate these costs to its domestic segments.

(b)	Management does not evaluate segment performance including such charges. See Note (4) for further information on the Company’s special charges.

(c)	Other income represents the Company’s share of the net income of its joint venture equity investment in Argentina, and dividends related to a cost based investment.
(10) COMMITMENTS AND CONTINGENCIES
Environmental
     United States Can has been named as a potentially responsible party (“PRP”) for costs incurred in the clean-up of the San Leandro Plume, a regional groundwater plume partially extending underneath United States Can’s former site in San Leandro, California and at the M&J Solvents site in Georgia. When the Company acquired the San Leandro facility, it assumed certain liabilities subject to indemnification by the former owner / operator for claims made on or before December 1986. The former owner / operator tendered its obligations under the remedial action order to the Company. The Company accepted the tender with reservation of any legal rights it may have to seek contribution or reimbursement. The Company is a party to an indemnity agreement related to this matter with the current owner of the property, who purchased the property from the Company. In its 1994 agreement with the current owner, the Company agreed to defend and indemnify the current owner and its successors and assigns for any claims, including investigative or remedial action, required by any governmental agency that regulates hazardous substances. Neither the agreement with the former owner nor with the current operator contains any caps or limits. Extensive soil and groundwater investigative work has been performed on the San Leandro Plume, including at the San Leandro site. Currently, the State of California is overseeing remediation at an offsite source of contamination of the San Leandro Plume. Periodically, the State of California conducts regional sampling to monitor the efficacy of the remediation. The Company, along with other PRPs, participated in a coordinated sampling event in 1999. In November 2002, as part of a larger sampling scheme, the State of California requested that we sample existing monitoring wells at the San Leandro property. The Company completed a round of sampling in December 2002. The 2002 sampling results generally show that the concentration of contamination is declining, which we view as a positive development. While the State has not yet commented on either the 1999 or the 2002 sampling results, we believe that the source of contamination is unrelated to our past operations. The Company receives quarterly invoices from the State of California for its oversight work and for the regional sampling. At this time, the Company is unable to estimate reasonably possible losses related to the San Leandro site or to the San Leandro Plume, but believes the sampling supports its position that the groundwater contamination in the San Leandro Plume is unrelated to its past operation. To date, the Company has not been required to implement any remedial action at the San Leandro site. With regard to M&J Solvents, over 1,000 contributors to the site have been identified. The initial compliance status report has not been finalized and thus, the nature, extent and source of contamination is unknown. On July 13, 2005, the Company, along with other PRPs, received a letter from the State of Georgia requiring the submission of a compliance status report and corrective action plan for the site by December 31, 2005. The Company, along with other PRPs, participates in a voluntary group that will prepare the required report and plan.
     Based upon currently available information, the Company does not expect the effects of environmental matters to be material to its financial position.
Legal
     The Company is involved in litigation from time to time in the ordinary course of our business. In our opinion, the litigation is not material to our financial condition or results of operations.
     Local No. 24M of the Graphics Communications International Union, the union representing employees at the Company’s Weirton facility, filed an arbitration case challenging the Company’s decision to modify its health care plan for retirees. The Union contended that the Company had an obligation to bargain over plan changes and that it failed to do so. The Company contended that the matter was not arbitrable, that it only had an obligation to bargain with the Union regarding benefits for active employees represented by the Union, and that it had no obligation to bargain with regard to retiree benefits. On December 22, 2004, the arbitrator issued a decision finding that the dispute was arbitrable, that the Company was obligated to bargain with the Union regarding benefits for retirees, that the Company violated its duty to bargain by unilaterally modifying the health care plan as to retirees and that benefits under the health care plan are vested as to retirees. On March 16, 2005, the Company filed a lawsuit appealing the arbitration decision. The Union filed an answer to the complaint seeking enforcement of the arbitrator’s decision. Because this matter will be determined on the arbitration record, the court set a briefing schedule for the parties to file cross-motions for summary judgment. This matter has now been fully briefed and is pending before the trial court. If neither motion is granted, the parties will proceed to trial. If a trial is necessary, the trial currently is set for January 2006.
(11) SUBSIDIARY GUARANTOR INFORMATION
     The following presents the condensed consolidating financial data for U.S. Can Corporation (the “Parent Guarantor”), United States Can Company (the “Issuer”), USC May Verpackungen Holding Inc. (the “Subsidiary Guarantor”), and the Issuer’s European subsidiaries, including May Verpackungen GmbH & Co., KG (the “Non-Guarantor Subsidiaries”), as of October 2, 2005 and December 31, 2004 and for the nine months ended October 2, 2005 and October 3, 2004. Investments in subsidiaries are accounted for by the Parent Guarantor, the Issuer and the Subsidiary Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in their parent’s investment accounts and earnings. This consolidating information reflects the guarantors and non-guarantors of the 10 7/8% Senior Secured Notes and 12 3/8% Senior Subordinated Notes.
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

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 2, 2005
(unaudited)
(000’s omitted)

				USC Europe/ May
			USC May	Verpackungen GmbH
	U.S. Can	United States	Verpackungen	& Co., KG (Non-		U.S. Can
	Corporation	Can Company	Holding (Guarantor	Guarantor		Corporation
	(Parent)	(Issuer)	Subsidiaries)	Subsidiaries)	Eliminations	Consolidated
NET SALES	$—	$448,285	$—	$221,788	$—	$670,073
COST OF SALES	—	382,202	—	213,976	—	596,178

Gross profit	—	66,083	—	7,812	—	73,895
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	22,340	—	7,839	—	30,179
SPECIAL CHARGES	—	585	—	1,479	—	2,064
OTHER INCOME	—		—	(436)	—	(436)
INTEREST (INCOME) EXPENSE	—	36,160	4,887	(174)	—	40,873
BANK FINANCING FEES	—	2,192	—	—	—	2,192
EQUITY INCOME (LOSS) FROM SUBSIDIARIES	(5,270)	(7,356)	3,112	—	9,514	—

Loss before income taxes	(5,270)	(2,550)	(1,775)	(896)	9,514	(977)
PROVISION FOR INCOME TAXES	—	2,720	297	1,276	—	4,293

NET LOSS	(5,270)	(5,270)	(2,072)	(2,172)	9,514	(5,270)
PREFERRED STOCK DIVIDEND REQUIREMENT	(12,534)	—	—	—	—	(12,534)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,804)	$(5,270)	$(2,072)	$(2,172)	$9,514	$(17,804)

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2004
(unaudited)
(000’s omitted)

		Restated	USC May	USC Europe/ May
	Restated	United	Verpackungen	Verpackungen		Restated
	U.S. Can	States Can	Holding	GmbH & Co., KG		U.S. Can
	Corporation	Company	(Guarantor	(Non-Guarantor	Restated	Corporation
	(Parent)	(Issuer)	Subsidiaries)	Subsidiaries)	Eliminations	Consolidated
NET SALES	$—	$413,232	$—	$219,307	$—	$632,539
COST OF SALES	—	356,321	—	215,218	—	571,539

Gross profit	—	56,911	—	4,089	—	61,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	19,464	—	10,929	—	30,393
SPECIAL CHARGES	—	4,103	—	1,313	—	5,416
OTHER INCOME	—	(224)	—	(208)	—	(432)
INTEREST EXPENSE	—	33,146	4,059	1,041	—	38,246
BANK FINANCING FEES	—	3,275	—	211	—	3,486
LOSS FROM EARLY EXTINGUISHMENT OF DEBT	—	5,508	—	—	—	5,508
EQUITY LOSS FROM SUBSIDIARIES	(19,532)	(14,099)	(1,094)	—	34,725	—

Loss before income taxes	(19,532)	(22,460)	(5,153)	(9,197)	34,725	(21,617)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,928)	—	843	—	(2,085)

NET LOSS	(19,532)	(19,532)	(5,153)	(10,040)	34,725	(19,532)
PREFERRED STOCK DIVIDEND REQUIREMENT	(11,437)	—	—	—	—	(11,437)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(30,969)	$(19,532)	$(5,153)	$(10,040)	$34,725	$(30,969)

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 2, 2005
(unaudited)
(000s omitted)

				USC Europe/
			USC May	May
			Verpackungen	Verpackungen
	U.S. Can	United States	Holding	GmbH (Non-		U.S. Can
	Corporation	Can Company	(Subsidiary	Guarantor		Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$390	$—	$5,715	$—	$6,105
Accounts receivable	—	61,702	—	16,813	—	78,515
Inventories	—	63,593	—	36,573	—	100,166
Deferred income taxes	—	6,573	—	—	—	6,573
Other current assets	—	6,748	—	28,357	—	35,105

Total current assets	—	139,006	—	87,458	—	226,464
NET PROPERTY, PLANT AND EQUIPMENT	—	120,286	—	85,870	—	206,156
GOODWILL	—	27,384	—	—	—	27,384
DEFERRED INCOME TAXES	—	20,148	—	294	—	20,442
OTHER NON-CURRENT ASSETS	—	34,285	—	12,061	—	46,346
INTERCOMPANY ADVANCES	—	295,689	—	—	(295,689)	—
INVESTMENT IN SUBSIDIARIES	—	—	62,377	—	(62,377)	—

Total assets	$—	$636,798	$62,377	$185,683	$(358,066)	$526,792

CURRENT LIABILITIES
Current maturities of long-term debt	$—	$3,673	$—	$1,356	$—	$5,029
Accounts payable	—	38,677	—	46,237	—	84,914
Restructuring reserves	—	788	—	2,160	—	2,948
Income taxes payable	—	—	—	1,889	—	1,889
Accrued Expenses	—	52,688	—	13,856	—	66,544

Total current liabilities	—	95,826	—	65,498	—	161,324
TOTAL LONG TERM DEBT	854	548,937	—	—	—	549,791
LONG-TERM LIABILITIES PURSUANT TO EMPLOYEE BENEFIT PLANS	—	39,400	896	23,626	—	63,922
OTHER LONG-TERM LIABILITIES	—	2,628	—	996	—	3,624
PREFERRED STOCK	174,788	—	—	—	—	174,788
INTERCOMPANY LOANS	112,056	—	131,990	51,643	(295,689)	—
INVESTMENT IN SUBSIDIARIES	138,959	88,966	—	—	(227,925)	—
STOCKHOLDERS’ EQUITY / (DEFICIT)	(426,657)	(138,959)	(70,509)	43,920	165,548	(426,657)

Total liabilities and stockholders’ equity	$—	$636,798	$62,377	$185,683	$(358,066)	$526,792

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

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 2, 2005
(unaudited)
(000s omitted)

			USC May
		United	Verpackungen	USC Europe / May
	U.S. Can	States Can	Holding	Verpackungen	U.S. Can
	Corporation	Company	(Subsidiary	(Non-Guarantor	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$20,064	$(2,088)	$(3,768)	$14,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(9,969)	—	(4,540)	(14,509)
Proceeds from sale of property	—	143	—	232	375

Net cash flows from investing activities	—	(9,826)	—	(4,308)	(14,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany advances	—	(9,659)	2,088	7,571	—
Net borrowings under revolving line of credit	—	1,700	—	—	1,700
Payments of Tranche B loan	—	(1,875)	—	—	(1,875)
Payments of other long-term debt	—	(1,144)	—	(3,686)	(4,830)
Borrowings of other debt	—	268	—	—	268
Payments of debt financing costs	—	(65)	—	—	(65)

Net cash flows from financing activities	—	(10,775)	2,088	3,885	(4,802)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	3,725	3,725

DECREASE IN CASH AND CASH EQUIVALENTS	—	(537)	—	(466)	(1,003)
CASH AND CASH EQUIVALENTS, beginning of period	—	927	—	6,181	7,108

CASH AND CASH EQUIVALENTS, end of period	$—	$390	$—	$5,715	$6,105

U.S. CAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2004
(unaudited)
(000s omitted)

				Restated
			USC May	USC Europe / May	Restated
	U.S. Can	United States	Verpackungen	Verpackungen (Non-	U.S. Can
	Corporation	Can Company	Holding (Subsidiary	Guarantor	Corporation
	(Parent)	(Issuer)	Guarantor)	Subsidiaries)	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$—	$2,376	$(5,153)	$1,674	$(1,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(7,858)	—	(1,981)	(9,839)
Proceeds from sale of property	—	1,019	—	56	1,075

Net cash flows from investing activities	—	(6,839)	—	(1,925)	(8,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in intercompany advances	—	(22,354)	5,153	17,201	—
Proceeds from Term B loan	—	248,750	—	—	248,750
Net payments under revolving line of credit	—	(42,100)	—	—	(42,100)
Payments of Tranche A loan	—	(38,706)	—	—	(38,706)
Payments of Tranche B loan	—	(130,175)	—	—	(130,175)
Payments of Tranche C loan	—	(20,000)	—	—	(20,000)

Payments of other long-term debt	—	(1,391)	—	(17,348)	(18,739)
Borrowings of other long-term debt	—	646	—	—	646
Payments of debt financing costs	—	(6,845)	—	—	(6,845)

Net cash flows from financing activities	—	(12,175)	5,153	(147)	(7,169)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(442)	(442)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(16,638)	—	(840)	(17,478)
CASH AND CASH EQUIVALENTS, beginning of period	—	16,854	—	6,110	22,964

CASH AND CASH EQUIVALENTS, end of period	$—	$216	$—	$5,270	$5,486

(12) SUBSEQUENT EVENTS
Acquisition
     On November 7, 2005, the Company, through its subsidiary U.S.C. Europe Netherlands B.V., acquired the remaining 63.5% equity interests of Formametal, S.A. (“Formametal”), an aerosol can manufacturer in Argentina, making Formametal a wholly owned subsidiary of the Company. The Company purchased its initial 36.5% interest in Formametal in 1998. Pursuant to the Stock Purchase Agreement, the purchase price paid at closing for the transaction was approximately $5.0 million, with additional contingent payments subject to the achievement by Formametal of the following earnings targets through 2007:
•	Payment of $2.5 million by January 31, 2006, provided Formametal’s Consolidated EBITDA for the calendar year 2005, after the deduction of certain payments, is not less than $3.0 million, plus:

•	Payment of $1.25 million by March 31, 2007, provided Formametal’s Consolidated EBITDA for the calendar year 2006, after the deduction of certain payments, is not less than $3.0 million, provided further that if Formametal’s Consolidated EBITDA for the calendar year 2006 exceeds $5.5 million, the Company shall pay to the Sellers an amount equal to 20% on the amount in excess of $5.5 million, plus:

•	Payment by March 31, 2008, 20% of any excess over $5.5 million of Formametal’s Consolidated EBITDA for calendar year 2007.
     In addition, subject to his continuing employment at Formametal through calendar year 2007, the Company will pay the selling majority shareholder up to $0.4 million. These payments will be expensed by the Company as incurred.
     The acquisition will be accounted for using the purchase method as required by SFAS No. 141, Business Combinations. The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The Company is still in the process of determining the amount of goodwill, if any, from the purchase. Any required contingency payments would further increase the purchase price and goodwill at the time the payments are made. The Company financed the transaction with proceeds from its revolving credit facility. Over the past twelve months, Formametal had revenue of approximately $25.0 million and net income of approximately $1.4 million.
Equity Incentive Plan
     On October 19, 2005, the stockholders of the Company approved the U.S. Can Corporation 2005 Equity Incentive Plan (the “Plan”).
     The Plan provides for, among other things, the grant of restricted stock by the Board of Directors to employees and directors of, and consultants and advisors to, the Company or its affiliates who, in the opinion of the Board, are in a position to make a significant contribution to the success of the Company and its affiliates. The Plan permits the Board to determine the terms of the awards granted pursuant to the Plan, subject to the limitations provided in the Plan, including, without limitation, the time or times at which such awards will vest. Awards covering up to a maximum of 7,046 shares of Common Stock and 22,125 shares of Series B Preferred Stock of the Company are authorized for grant under the Plan, which has a ten-year term.
     On October 19, 2005, the Board of Directors granted, pursuant to individual Restricted Stock Agreements, restricted stock awards totaling 20,703 shares of Series B Preferred Stock and 2,291 shares of Common Stock to executive officers and other employees of the Company. The aggregate offering price for the awards was $20,703 for purchases of the Series B Preferred Stock and $2,291 for purchases of Common Stock. A pro rata portion of the granted restricted Common Stock and Series B Preferred Stock will vest in each period pursuant to the individual Restricted Stock Agreements.

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
Results of Operations
Three month period ended October 2, 2005, as compared to the three month period ended October 3, 2004
     The following table presents the Company’s Revenue and Gross Profit by segment for the third quarter of 2005 as compared to the third quarter of 2004 (000’s omitted).

	For the three month period ended October 2, 2005 and October 3, 2004
					Percentage to
	Revenue		Gross Profit		Sales
	2005	2004	2005	2004	2005	2004
Aerosol	$98,344	$94,361	$13,524	$15,855	13.8%	16.8%
International	68,608	70,386	2,595	1,654	3.8%	2.3%
Paint, Plastic & General Line	34,134	31,155	1,412	2,617	4.1%	8.4%
Custom & Specialty	8,135	11,361	1,131	1,796	13.9%	15.8%

Total	$209,221	$207,263	$18,662	$21,922	8.9%	10.6%

     Consolidated net sales for the three months ended October 2, 2005 were $209.2 million as compared to $207.3 million in the corresponding period in 2004. Along business segment lines, Aerosol net sales for the third quarter of 2005 increased to $98.3 million from $94.4 million for the same period in 2004, a 4.2% increase, driven by increased prices resulting from increased raw material costs that were passed on to customers and changes in customer and product mix ($7.2 million), offset by a decrease in unit volume ($3.3 million). International net sales decreased to $68.6 million for the third quarter of 2005 from $70.4 million for the third quarter of 2004, a decrease of $1.8 million or 2.5%. The decrease was primarily due to decreased unit volume in the third quarter ($9.5 million), partially offset by price increases and changes in customer and product mix ($8.0 million). Paint, Plastic & General Line net sales increased $2.9 million to $34.1 million for the third quarter of 2005. This increase was due primarily to volume increases ($5.7 million), offset by lower prices and changes in customer and product mix ($2.8 million). In the Custom & Specialty segment, sales decreased 28.4% from $11.4 million for the third quarter of 2004 to $8.1 million for the third quarter of 2005, driven primarily by a decline in volume ($3.9 million), partially offset by price increases and changes in customer and product mix ($0.7 million).
     Consolidated gross profit decreased $3.3 million for the three months ended October 2, 2005 from the same quarter in 2004. Along business segment lines, Aerosol gross profit dollars decreased by $2.3 million while the percentage to sales decreased from 16.8% to 13.8%. The decrease in gross profit dollars and percentage to sales was due to lower volume and increases in material costs in excess of the amount passed on to customers. The International segment gross profit increased $0.9 million versus the same period in 2004 and the percentage to sales increased from 2.3% to 3.8%. The increase was driven by increased selling prices and changes in customer and product mix along with improved operating efficiencies. The Paint, Plastic & General Line segment gross profit decreased $1.2 million versus the same period in 2004. The percentage to net sales decreased from 8.4% in 2004 to 4.1% in 2005. The decrease was primarily driven by changes in customer and product mix. The Custom & Specialty segment gross profit decreased to $1.1 million, compared to $1.8 million in 2004. The decrease was driven by lower volumes.

     Selling, general and administrative costs decreased from $10.2 million for the third quarter of 2004 to $9.8 million in the third quarter of 2005. The decrease was primarily due to the elimination of the European headquarters, offset by increases in outside services and salary expenses in the U.S. operations.
     During the third quarter of 2005, the Company recorded restructuring charges of $0.1 million relating primarily to the European headquarters position elimination costs and the closure of the New Castle, PA Lithography plant. Total cash payments in the third quarter of 2005 were $0.5 million (primarily severance and facility shut down costs). The Company anticipates spending another $5.9 million over the next several years related to previously recorded special charges.
     The table below presents the reserve categories and related activity as of October 2, 2005 (in millions):

					October 2,
	July 3, 2005				2005
	Balance	Additions	Cash Payments	Other(b)	Balance
Employee Separation	$3.0	$0.0	$(0.4)	$(0.1)	$2.5
Facility Closing Costs	3.4	0.1	(0.1)	0.0	3.4

Total	$6.4	$0.1	$(0.5)	$(0.1)	$5.9	(a)

(a)	Includes $3.0 million classified as other long-term liabilities as of October 2, 2005.

(b)	Non-cash foreign currency translation impact.
     Interest expense in the third quarter of 2005 increased $1.3 million to $14.0 million from $12.7 million in the same period of 2004. The increase is due primarily to higher interest rates. Total bank financing fees for the third quarter of 2005 were $0.7 million as compared to $0.9 million for the third quarter of 2004. The decrease in the third quarter bank financing fees was due to one time charges in the third quarter of 2004 for the Company’s new Credit Facility as discussed below.
     During the third quarter of 2005, the Company recorded an income tax provision of $2.6 million versus a benefit of $0.5 million recorded for the same period of 2004. The third quarter 2005 income tax provision includes $2.7 million of additional valuation allowances against domestic deferred tax assets. Prior to 2005, the Company recorded valuation allowances as it could not conclude that it was “more likely than not” that not all of the deferred tax assets of its domestic operations and certain of its foreign operations would be realized in the foreseeable future. Accordingly, the Company did not record income taxes related to the third quarter and the first nine months of 2005 and 2004 for the applicable operations. The Company will continue to assess these valuation allowances and, to the extent it is determined that such allowances are no longer required, the related deferred tax assets will be recognized in the future. The third quarter 2005 income tax provision also includes a $0.4 million return of excess taxes paid by the Company’s Laon, France operations.
     Payment-in-kind dividends of $4.3 million and $3.9 million on the redeemable preferred stock were recorded in the third quarter of 2005 and 2004, respectively.
Nine month period ended October 2, 2005, as compared to the nine month period ended October 3, 2004
     The following table presents the Company’s Revenue and Gross Profit by segment for the first nine months of 2005 as compared to the first nine months of 2004 (000’s omitted).

	For the nine months ended October 2, 2005 and October 3, 2004
					Percentage to
	Revenue		Gross Profit		Sales
	2005	2004	2005	2004	2005	2004
Aerosol	$310,915	$280,688	$51,878	$45,594	16.7%	16.2%
International	221,788	219,307	7,812	4,089	3.5%	1.9%
Paint, Plastic & General Line	112,202	101,780	9,302	10,301	8.3%	10.1%
Custom & Specialty	25,168	30,764	4,903	1,016	19.5%	3.3%

Total	$670,073	$632,539	$73,895	$61,000	11.0%	9.6%

     Net sales for the nine-month period ended October 2, 2005 increased $37.5 million, or 5.9%, to $670.1 million versus the corresponding period in 2004. Along business segment lines, Aerosol net sales in the first nine months of 2005 were $310.9 million as compared to $280.7 million in 2004, a 10.8 % increase versus the same period last year. The increase is primarily due to increased selling prices and changes in customer and product mix ($27.7 million) and volume increases ($2.5 million). International sales increased $2.5 million from $219.3 million for the first nine months of 2004 to $221.8 million for the first nine months of 2005, primarily due to price increases and changes in customer and product mix ($22.9 million) combined with the positive impact of the translation of sales made in foreign currencies using the same average U.S. dollar exchange rate in effect during the first nine months of 2004 ($6.0 million), offset by decreased unit volumes ($26.4 million). Paint, Plastic & General Line segment sales increased $10.4 million to $112.2 million for the nine months ended October 2, 2005. This increase was due primarily to increased volume. Custom & Specialty sales decreased $5.6 million to $25.2 million for the nine months ended October 2, 2005, driven primarily by a decline in volume ($8.6 million), partially offset by an increase in prices and changes in customer and product mix ($3.0 million).
     Consolidated gross profit increased $12.9 million to $73.9 million for the nine-month period ended October 2, 2005 from the same period in 2004. Along business segment lines, Aerosol gross profit increased by $6.3 million and the percentage to sales increased from 16.2% to 16.7%. The increase in Aerosol gross profit dollars was primarily due to price increases and changes in the customer and product mix. The International segment gross profit increased $3.7 million versus the same period in 2004 and the percentage to sales increased from 1.9% to 3.5%. The increase was driven by pricing and operational improvements, which more than offset a 12.1% decrease in volume. The Paint, Plastic & General Line segment gross profit decreased $1.0 million to $9.3 million from the same period in 2004. The percentage to net sales decreased from 10.1% in 2004 to 8.3% in 2005. The decrease was driven by a shift to less profitable product lines. The Custom & Specialty segment gross profit increased $3.9 million to $4.9 million compared to the same period in 2004 and the percentage to sales increased from 3.3% in 2004 to 19.5% in 2005. The improvement was primarily due to price increases and changes in the customer and product mix.
     Selling, general, and administrative expenses were $30.2 million in the first nine months of 2005, compared to $30.4 million for the same period in 2004. The decrease was primarily due to the elimination of the European headquarters, offset by increases in outside services and salary expenses in the U.S. operations.
     During the first nine months of 2005, the Company recorded restructuring charges of $2.1 million. A $0.5 million charge and a $1.5 million charge were recorded in the first and second quarter, respectively. Charges in the third quarter were $0.1 million. During the first quarter of 2005, the Company recorded charges for position elimination costs related to the continuation of an early termination program in one European facility and a product line profitability review program in our German food can business. The second quarter charges were for European headquarters position elimination costs ($1.0 million), as well as a reassessment of previously recorded reserves for ongoing facility costs related to our closed Olive Can Custom & Specialty plant ($0.5 million). Total cash payments in the first nine months of 2005 were $3.1 million (primarily severance and facility shut down costs) and the Company anticipates spending another $5.9 million over the next few years. The remaining reserve consists primarily of employee termination benefits paid over time for approximately three salaried and 31 hourly employees and other ongoing facility exit costs.
     The table below presents the reserve categories and related activity as of October 2, 2005 (in millions):

	January 1,				October 2,
	2005				2005
	Balance	Additions	Cash Payments	Other(b)	Balance
Employee Separation	$3.2	$1.4	$(1.7)	$(0.4)	$2.5
Facility Closing Costs	4.1	0.7	(1.4)	—	3.4

Total	$7.3	$2.1	$(3.1)	$(0.4)	$5.9	(a)

(a)	Includes $3.0 million classified as other long-term liabilities as of October 2, 2005.

(b)	Non-cash foreign currency translation impact.
     Interest expense increased $2.7 million from $38.2 million for the first nine months of 2004 to $40.9 million for the same period in 2005 due primarily to higher interest rates. Bank financing fees for the first nine months of 2005 decreased $1.3 million to $2.2 million from $3.5 million for the same period in 2004. The decrease in bank financing fees is due to lower fees and expenses associated with the Company’s new Credit Facility entered into in June 2004, which are being amortized over the life of the applicable borrowings, versus the fees and expenses previously being amortized in conjunction with the Company’s former Senior Secured Credit Facility.
     During the second quarter in 2004, the Company also recorded a loss from early extinguishment of debt of $5.5 million associated with the termination of the Company’s Senior Secured Credit Facility.
     The Company recorded income tax expense of $4.3 million for the first nine months of 2005 versus an income tax benefit of $2.1 million for the first nine months of 2004. The third quarter 2005 income tax provision includes $2.7 million of additional valuation allowances against domestic deferred tax assets. Prior to 2005, the Company recorded valuation allowances as it could not conclude that it was “more likely than not” that not all of the deferred tax assets of its domestic operations and certain of its foreign operations would be realized in the foreseeable future. Accordingly, the Company did not record income taxes related to the third quarter and the first nine months of 2005 and 2004 for the applicable operations. The Company will continue to assess these valuation allowances and, to the extent it is determined that such allowances are no longer required, the related deferred tax assets will be recognized in the future. The third quarter 2005 income tax provision also includes a $0.4 million return of excess taxes paid by the Company’s Laon, France operations.
     Payment-in-kind dividends of $12.5 million and $11.4 million on the redeemable preferred stock were recorded in the first nine months of 2005 and 2004, respectively.
Liquidity and Capital Resources
     During the first nine months of 2005, liquidity needs were met through cash on hand and internally generated cash flow. Principal liquidity needs included operating costs, working capital and capital expenditures. Cash flow provided by operations was $14.2 million for the nine months ended October 2, 2005, compared to cash used of $1.1 million for the nine months ended October 3, 2004. The increase in cash provided was primarily due to improved net income.
     Other net cash used in operations during the first nine months of 2005 included increase in accrued expenses primarily due to higher accrued payroll and employee benefits ($10.3 million) and accrued interest ($2.3 million), partially offset by restructuring payments ($3.1 million). These items were offset by (1) increases in accounts receivable of $13.5 million (including $10.7 million related to the Company’s European factoring arrangements which has been reclassified to other assets) related to higher can prices resulting from increased raw material costs that were passed on to customers, (2) decreases in accounts payable due to increased raw material purchases at year-end that were paid during the first nine months of 2005, and (3) increases in other assets primarily relating to the Company’s European factoring arrangements ($10.7 million) as discussed above.
     During 2004, many domestic and foreign steel suppliers began experiencing increased raw material costs which they passed on to their customers, including the Company. The price increases took the form of surcharges and base price increases. During 2005, the Company has incurred price increases from its steel suppliers for as much as 26%. This is in addition to significant increases received in fiscal year 2004. Many of our domestic and some of our international multi-year supply agreements with our customers permit us to pass through tin-plate price increases and, in some cases, other raw material costs. In response to the unprecedented steel cost increases, the Company increased its selling prices during 2004 and has implemented significant price increases in 2005. The Company has generally been successful in passing along the majority of the steel cost increases to our customers although the majority of the price increases take place at the time of the customer contract negotiation, which typically occur at the beginning of the year . However, future steel surcharges or base price increases could occur and the Company cannot predict with certainty its ability to pass along future increases to customers or how its customers or competitors will respond to such increases. Additionally, customer contracts may limit pass-throughs and also may require us to match other competitive bids.
     Net cash used in investing activities was $14.1 million for the first nine months of 2005 as compared to $8.8 million for the first nine months of 2004. Investing activities in the first nine months of 2005 included capital spending of $14.5 million, offset by the proceeds received from the sale of property of $0.4 million. Investing activities in the first nine months of 2004 included capital spending of $9.8 million, offset by proceeds received from the March 2004 sale of the closed Dallas, Texas facility for $1.0 million.
     Net cash used financing activities in the first nine months of 2005 was $4.8 million, versus net cash used in financing activities of $7.2 million for the same period in 2004. In 2004, net cash was used for the payment of $6.8 million of fees related to the new Credit Facility.

     At October 2, 2005, $1.7 million was outstanding under the $65.0 million revolving loan portion of the Company’s Credit Facility. Letters of Credit of $15.6 million were also outstanding securing the Company’s obligations under various insurance programs and other contractual agreements. The Company therefore had $47.7 million of availability under its revolving line of credit. In addition, the Company had $6.1 million of cash and cash equivalents as of October 2, 2005. Subsequent to October 2, 2005, the Company borrowed $5.0 million under the revolving line of credit to finance its acquisition of the remaining 63.5% equity interest in Formametal, S.A.
     During the second quarter of 2004, the Company entered into a Credit Agreement among U.S. Can Corporation, United States Can Company and Various Lending Institutions with Deutsche Bank Trust Company Americas as Administrative Agent, dated as of June 21, 2004 (“Credit Facility”).
     As required under the terms of the Credit Facility, the Company used the $250.0 million initial Term B proceeds to repay in full all amounts outstanding under the Company’s former Senior Secured Credit Facility and a secured term loan of $16.5 million, secured by a mortgage on the Company’s Merthyr Tydfil, U.K. facility.
     The Company paid approximately $6.8 million of fees and expenses related to the new Credit Facility through October 3, 2004. In addition, the Company wrote off $5.5 million of remaining deferred financing fees related to the Company’s former Senior Secured Credit Facility.
     At October 3, 2004, the Company did not have any borrowings outstanding under its revolving loan portion of the Credit Facility. Letters of Credit of $13.2 million were also outstanding securing the Company’s obligations under various insurance programs and other contractual agreements. In addition, the Company had $5.5 million of cash and cash equivalents as of October 3, 2004.
     The Credit Facility, the 10 7/8% Senior Secured Notes and the 12 3/8% Senior Subordinated Notes contain a number of financial and restrictive covenants. Under our Credit Facility, the Company is required to meet certain financial tests, including achievement of a minimum interest coverage ratio, a maximum leverage ratio, a maximum first lien leverage ratio and maximum annual capital expenditures. The restrictive covenants limit the Company’s ability to incur debt, pay dividends or make distributions, repurchase debt and to make certain loans, investments or acquisitions. As of October 2, 2005, the Company was in compliance with all of the required financial ratios and other covenants under the aforementioned facilities.
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
Item 4. Controls and Procedures
     As reported in the Company’s December 31, 2004 10-K/A, on September 13, 2005, in response to a comment letter from the staff of the Securities and Exchange Commission that, among other things, requested information relating to the Company’s accounting change from LIFO to FIFO during the second quarter of 2004 and the application of APB Opinion No. 20, the Audit Committee of the Board of Directors of the Company agreed with management’s recommendation to restate the Company’s financial statements for the effects of changing the Company’s inventory policy from LIFO to FIFO.

In addition, the Company reclassified amounts related to accounts receivable factoring from financing activities to operating activities in the consolidated statement of cash flows for the years ended December 31, 2004 and 2003.
     Based upon the evaluation undertaken by the Company’s management in response to the restatement and taking into consideration the circumstances involved in the restatement described in Note (2) to the Consolidated Financial Statements and discussed above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for recording, processing, summarizing and reporting the information the Company discloses in the reports that the Company files with the Commission.
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
     The Company has taken various steps to strengthen its internal controls and has added more structure to the financial oversight of its European operations, including its facility in Laon, France. In particular, the Company hired a new Finance Director for its Laon, France facility in December 2004 and has hired an internal auditor to provide internal audit services for the Company, including the Company’s European operations. In addition, the Company continues the process of implementing a detailed system at each European location to provide support to the audit process, including reports, checklists and site visits. The Company believes that the efforts that have been or will be taken will substantially strengthen the organization and personnel of the senior financial and control functions in Europe and the Company’s overall operations.
     The Company has taken measures to strengthen its processes with respect to changes in accounting principles and reviewed guidance regarding the reporting of its financial information, including weekly review of SEC and other authoritative pronouncements. The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis, including consideration of recommendations identified through the 2003 Restatement, and will implement further actions as necessary in its continuing efforts to strengthen the control process.
     The Company’s management is committed to continuing to improve the state of its controls and procedures, corporate governance and financial reporting. Other than the Company’s progress in implementing the plans described above, during the fiscal quarter ended October 2, 2005, there was no change in the Company’s internal controls over financial reporting that materially affected, or was reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
     United States Can has been named as a potentially responsible party (“PRP”) for costs incurred in the clean-up of the San Leandro Plume, a regional groundwater plume partially extending underneath United States Can’s former site in San Leandro, California and at the M&J Solvents site in Georgia. When the Company acquired the San Leandro facility, it assumed certain liabilities subject to indemnification by the former owner / operator for claims made on or before December 1986. The former owner / operator tendered its obligations under the remedial action order to the Company. The Company accepted the tender with reservation of any legal rights it may have to seek contribution or reimbursement. The Company is a party to an indemnity agreement related to this matter with the current owner of the property, who purchased the property from the Company. In its 1994 agreement with the current owner, the Company agreed to defend and indemnify the current owner and its successors and assigns for any claims, including investigative or remedial action, required by any governmental agency that regulates hazardous substances. Neither the agreement with the former owner nor with the current operator contains any caps or limits. Extensive soil and groundwater investigative work has been performed on the San Leandro Plume, including at the San Leandro site. Currently, the State of California is overseeing remediation at an offsite source of contamination of the San Leandro Plume. Periodically, the State of California conducts regional sampling to monitor the efficacy of the remediation. The Company, along with other PRPs, participated in a coordinated sampling event in 1999. In November 2002, as part of a larger sampling scheme, the State of California requested that we sample existing monitoring wells at the San Leandro property. The Company completed a round of sampling in December 2002. The 2002 sampling results generally show that the concentration of contamination is declining, which we view as a positive development. While the State has not yet commented on either the 1999 or the 2002 sampling results, we believe that the source of contamination is unrelated to our past operations. The Company receives quarterly invoices from the State of California for its oversight work and for the regional sampling. At this time, the Company is unable to estimate reasonably possible losses related to the San Leandro site or to the San Leandro Plume, but believes the sampling supports its position that the groundwater contamination in the San Leandro Plume is unrelated to its past operation. To date, the Company has not been required to implement any remedial action at the San Leandro site. With regard to M&J Solvents, over 1,000 contributors to the site have been identified. The initial compliance status report has not been finalized and thus, the nature, extent and source of contamination is unknown. On July 13, 2005, the Company, along with other PRPs, received a letter from the State of Georgia requiring the submission of a compliance status report and corrective action plan for the site by December 31, 2005. The Company, along with other PRPs, participates in a voluntary group that will prepare the required report and plan.
     Based upon currently available information, the Company does not expect the effects of environmental matters to be material to its financial position.
Litigation
     We are involved in litigation from time to time in the ordinary course of our business. In our opinion, the litigation is not material to our financial condition or results of operations.

     Local No. 24M of the Graphics Communications International Union, the union representing employees at the Company’s Weirton facility, filed an arbitration case challenging the Company’s decision to modify its health care plan for retirees. The Union contended that the Company had an obligation to bargain over plan changes and that it failed to do so. The Company contended that the matter was not arbitrable, that it only had an obligation to bargain with the Union regarding benefits for active employees represented by the Union, and that it had no obligation to bargain with regard to retiree benefits. On December 22, 2004, the arbitrator issued a decision finding that the dispute was arbitrable, that the Company was obligated to bargain with the Union regarding benefits for retirees, that the Company violated its duty to bargain by unilaterally modifying the health care plan as to retirees and that benefits under the health care plan are vested as to retirees. On March 16, 2005, the Company filed a lawsuit appealing the arbitration decision. The Union filed an answer to the complaint seeking enforcement of the arbitrator’s decision. Because this matter will be determined on the arbitration record, the court set a briefing schedule for the parties to file cross-motions for summary judgment. This matter has now been fully briefed and is pending before the trial court. If neither motion is granted, the parties will proceed to trial. If a trial is necessary, the trial currently is set for January 2006.
Item 5. Other Information
None.
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

U.S. CAN CORPORATION
Date: November 16, 2005	By:	/s/ Michael M. Rajkovic
Michael M. Rajkovic
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)